Form 10QSB
period 2002-06-30
DOBLIQUE INC
filed 2002-08-09
CIK 1114241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


                                   (Mark one)
         X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                   -----------
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                   -----------
                                     OF 1934

              For the transition period from _________ to ________

--------------------------------------------------------------------------------


                        Commission File Number: 333-83152
                                     -------

                                 DOBLIQUE, INC.
        (Exact name of small business issuer as specified in its charter)

                 Nevada                            75-2870720
     -----------------------------       ----------------------------
       (State of incorporation)             (IRS Employer ID Number)

              2591 Dallas Parkway, Suite 102, Frisco, TX 75034-8543
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (469) 633-0100
                           (Issuer's telephone number)

--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 5, 2002: 1,000,000

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                                 Doblique, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1     Financial Statements and Notes to Financial Statements           3

  Item 2     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     10


Part II - Other Information

  Item 1   Legal Proceedings                                                 12

  Item 2   Changes in Securities                                             12

  Item 3   Defaults Upon Senior Securities                                   12

  Item 4   Submission of Matters to a Vote of Security Holders               12

  Item 5   Other Information                                                 12

  Item 6   Exhibits and Reports on Form 8-K                                  12


Signatures                                                                   12

Item 1 - Part 1 - Financial Statements

                                 Doblique, Inc.
                                 Balance Sheets
                       June 30, 2002 and December 31, 2001

                                                     June 30,
                                                       2002        December 31,
                                                    (Unaudited)        2001
                                                   ------------    ------------
                                     ASSETS
Current assets
   Cash on hand and in bank                        $     18,637          27,490
                                                   ------------    ------------
     Total current assets                                18,637          27,490
                                                   ------------    ------------

Livestock                                                56,000          49,000
   Accumulated depreciation                             (12,889)        (12,222)
                                                   ------------    ------------
         Net livestock                                   43,111          36,778
                                                   ------------    ------------
TOTAL ASSETS                                       $     61,748          64,268
                                                   ============    ============



                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable - trade                        $     19,370            --
   Due to shareholder                                   138,859         122,395
                                                   ------------    ------------
Total current liabilities                               158,229         122,395


Commitments and contingencies


Stockholders' deficit
   Common stock - $0.001 par value
     25,000,000 shares authorized
     1,000,000 shares issued and outstanding              1,000           1,000
   Additional paid-in capital                            36,000          24,000
   Accumulated deficit                                 (133,481)        (83,127)
                                                   ------------    ------------

     Total stockholders' deficit                        (96,481)        (58,127)
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $     61,748    $     64,268
                                                   ============    ============




The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.


                                 Doblique, Inc.
                            Statements of Operations
                Six and Three months ended June 30, 2002 and 2001

                                   (Unaudited)

                                            Six months      Six months     Three months    Three months
                                              ended           ended            ended          ended
                                             June 30,        June 30,        June 30,        June 30,
                                                2002            2001            2002            2001
                                           ------------    ------------    ------------    ------------

Revenues
Racing purses                              $   33,646           25,102          22,220           19,757


                                           ------------    ------------    ------------    -------------
                                               33,646           25,102          22,220           19,757


Operating expenses
   Livestock expenses
   Training                                    31,798           41,427          18,203           21,648
   Veterinarian fees                            7,557            6,253           4,148            4,309
   Other                                        2,355            1,367           2,115               44
   Jockey fees & other track expenses           3,829            2,619           2,244            2,214
   Executive compensation contributed
     by a shareholder                          12,000           12,000           6,000            6,000
   General and administrative expenses          4,294              --              --               --
   Depreciation                                 9,696            7,560           5,390            4,520

                                           ------------    ------------    ------------    -------------
Total operating expenses                       71,529           71,226          38,100           38,735
                                           ------------    ------------    ------------    -------------

Loss from operations                          (37,883)         (46,124)        (15,880)         (18,978)

Other income (expense)
   Loss on sale of livestock                  (12,471)          12,500         (12,471)          12,500
                                           ------------    ------------    ------------    -------------

Loss before provision for income taxes        (50,354)         (33,624)        (28,351)          (6,478)

Provision for income taxes                         --              --              --               --
                                           ------------    ------------    ------------    -------------

Net Loss                                   $  (50,354)         (33,624)        (28,351)          (6,478)
                                           ============    ============    ============    =============


Loss per weighted-average share of
   common stock outstanding, computed
   on net loss - basic and fully diluted   $     (.05)            (.03)           (.03)            (.01)
                                           ============    ============    ============    =============

Weighted-average number of
   common shares outstanding                 1,000,000       1,000,000       1,000,000        1,000,000
                                           ============    ============    ============    =============



The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                                 Doblique, Inc.
                            Statements of Cash Flows
                     Six months ended June 30, 2002 and 2001


                                                             2002        2001
                                                           --------    --------

Cash flows from operating activities:
   Net loss                                                $(50,354)    (33,624)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
       Depreciation                                           9,696       7,560
       Loss on sale of livestock                             12,471        --
       Executive compensation contributed
        by a shareholder                                     12,000      12,000
   Increase in accounts payable                              19,370          47
   Increase in due to shareholder                            16,464      86,054
                                                           --------    --------
Net cash provided by operations                              19,647      72,037
                                                           --------    --------

Cash flows from investing activities:
   Proceeds from sale of livestock                            3,500        --
   Purchase of livestock                                    (32,000)    (71,113)
                                                           --------    --------
Net cash used in investing activities                       (28,500)    (71,113)
                                                           --------    --------
Increase (decrease) in cash                                  (8,853)        924

Cash at beginning of period                                  27,490          64
                                                           --------    --------

Cash at end of year                                        $ 18,637         988
                                                           ========    ========


Supplemental disclosure of interest and income taxes paid
   Interest paid for the period                            $   --          --
                                                           ========    ========
   Income taxes paid for the period                        $   --          --
                                                           ========    ========





The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                                 Doblique, Inc.

                          Notes to Financial Statements



Note A - Organization and Description of Business

Doblique, Inc. (Company) was incorporated on March 28, 2000 under the laws of the State of Nevada. The Company owns, trains and races thoroughbred horses on a long-term basis for its own account. The Company began business operations in February 2001.

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of December 31.

During interim periods, the Company follows the accounting policies set forth in its Registration Statement Under The Securities Act of 1933 on Form SB-2 as filed with the U.S. Securities and Exchange Commission. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Registration Statement Under The Securities Act of 1933 on Form SB-2 when reviewing the interim financial results presented herein.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.


Note B - Going Concern Uncertainty

The horse racing business has inherently high risk. At the present time, the Company is not generating revenue at levels sufficient to support daily operations.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in each of it's business plan steps, including difficulty of hiring or engaging competent trainers within our budget, acquisition of quality livestock, and a potential shortfall of funding due to potential difficulties in raising capital in the equity securities market.

The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant shareholders to provide sufficient working capital in excess of the Company's initial capitalization and net racing purse revenues to preserve the integrity of the corporate entity.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

                                 Doblique, Inc.

                          Notes to Financial Statements



If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant shareholders. In the event, the Company is unable to generate sufficient cash flow to repay advances from management and/or significant shareholders, the party advancing funds may elect to take title to one or more of the Company's horses to satisfy this debt. An action of this type would significantly negatively impact the Company's ongoing operations.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

In such a restricted cash flow scenario, the Company would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

The Company has a limited operating history, minimal cash on hand, no profit and operates a business plan with inherent risk. Because of these factors, our auditors have issued an audit opinion for the Company which includes a statement describing our going concern status. This means, in our auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.



Note C - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     For purposes of reporting cash flows, the Company considers all cash on hand, in banks and on deposit with brokerage houses, certificates of deposit and other highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

     Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

2.   Revenue Recognition
     -------------------

     The Company recognizes revenue as the Company's horses earn purse distributions in regularly scheduled races at licensed and sanctioned tracks offering pari-mutuel wagering, principally in Florida. All purse distributions are paid by the race track to the Company at the end of each day's racing session. Concurrent with the receipt of purse distributions, the Company settles all direct track racing expenses for jockey fees, taxes and fees and other direct costs incurred at the race track through it's track cash account.

                                 Doblique, Inc.

                          Notes to Financial Statements


Note C - Summary of Significant Accounting Policies - Continued

2.   Revenue Recognition - continued
     -------------------

     Additionally, certain regularly scheduled races are deemed "claiming races" whereby any licensed owner or trainer of race horses may claim and purchase a participating horse for a predetermined fixed price. In the normal course of business, the Company enters horses in "claiming races". The resulting gain or loss on the sale of a horse, as a result of a "claiming race", is recognized at the settlement of the sale which occurs at the end of the respective day's racing session.

3.   Livestock
     ---------

     Livestock is recorded at historical cost. Depreciation is provided in amounts sufficient to relate the asset cost to operations over the estimated useful life of three years using the straight-line method.

     The Company acquires livestock either through direct purchase from either related or unrelated parties owning such livestock, claiming a horse in a "claiming race" (see above), or at regularly scheduled auctions of thoroughbred horses.

     Gains and/or losses from the disposition of livestock are recognized as incurred and are included in operations.

4.   Organization costs
     ------------------

     In accordance with AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", the Company has charged all expenses associated with the incorporation, organization and initial capitalization of the Company to operations as incurred.

5.   Research and development expenses
     ---------------------------------

     Research and development expenses are charged to operations as incurred.

6.   Advertising expenses
     --------------------

     Advertising and marketing expenses are charged to operations as incurred.


7.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes.

     At June 30, 2002 and December 31, 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

     As of June 30, 2002 and December 31, 2001, respectively, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

8.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of
     issuance,   whichever  is  later.    As of  June  30,  2002  and  2001,
     respectively, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.

                                 Doblique, Inc.

                          Notes to Financial Statements


Note D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


Note E - Amounts due to Shareholder

The Company's sole shareholder periodically advances and receives repayment of funds loaned to the Company to support operations, settle outstanding trade accounts payable and provide working capital. The net advance is repayable upon demand and is non-interest bearing.

Note F - Contributed Capital

Executive management and oversight services are provided to the Company by it's sole shareholder. The accompanying financial statements reflect management's estimate of the estimated fair value of the services contributed on a quarterly basis to the Company during each fiscal year based on the time and effort required to administer the Company's operations and affairs.


Note G - Income Taxes

The components of income tax (benefit) expense for the six months ended June 30, 2002 and 2001, respectively, are as follows:

                                                     Six Months       Six Months
                                                       Ended            Ended
                                                      June 30,         June 30,
                                                        2002             2001
                                                     ----------       ----------
    Federal:
      Current                                        $     --               --
      Deferred                                             --               --
                                                     ----------       ----------
                                                           --               --
                                                     ----------       ----------
    State:
      Current                                              --               --
      Deferred                                             --               --
                                                     ----------       ----------
                                                           --               --
                                                     ----------       ----------
    Total                                            $     --               --
                                                     ==========       ==========

As of June 30, 2002, the Company has a net operating loss carryforward of approximately $133,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

                                 Doblique, Inc.

                          Notes to Financial Statements


Note G - Income Taxes - continued

The Company's income tax benefit for the quarters ended June 30, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                             2002        2001
                                                           --------    --------

Statutory rate applied to loss before income taxes         $(17,120)    (11,430)
Increase in income taxes resulting from:
    State income taxes                                         --          --
    Other, including reserve for deferred tax asset          17,120      11,430
                                                           --------    --------

      Income tax expense                                   $   --          --
                                                           ========    ========


Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2002 and 2001, respectively:

                                                            2002        2001
                                                          --------    --------

Deferred tax assets
   Net operating loss carryforwards                       $ 44,200      11,430
   Less valuation allowance                                (44,200)    (11,430)
                                                          --------    --------

      Net deferred tax asset                              $   --          --
                                                          ========    ========


During the six months ended June 30, 2002 and 2001, the reserve for the deferred current tax asset increased by approximately $7,480 and $9,230, respectively.

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations


(1)  Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)  Results of Operations


For the respective six month periods ended June 30, 2002 and 2001, the Company received purse revenues of $33,646 and $25,102. The Company's expenses during these corresponding periods relate principally to training and veterinarian expenses. Total net losses for the respective quarters ended June 30, 2002 and 2001 were $28,351 and $6,478. Net loss per share was approximately $0.05 and $0.03 for each six month period.

(3)  Liquidity and Capital Resources

Liquidity for the period from inception through June 30, 2002 has been provided by advances from significant shareholders or affiliated entities.

However, at this time, the Company is fully dependent either on future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

There is no assurance that the Company will be able to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

The Company has identified no significant capital requirements for the current annual period. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management. Additionally, management is of the opinion that there is additional potential opportunity for the sale of additional common stock through either private placements or secondary offerings.

Part II - Other Information

Item 1 - Legal Proceedings

     None

Item 2 - Changes in Securities

     None

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

     On July 23, 2002, the Company was informed by Scott W. Hatfield, CPA that his firm resigned as the Company's independent public accountant. The auditor's reports for the two most recent fiscal years included an explanatory paragraph concerning the Company's ability to continue as a going concern. During the two most recent fiscal years and during the interim period from December 31, 2001 until July 23, 2002, the Company has not had any disagreements with the Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that would require disclosure in this current report. During such period, there were no reportable events as described in Item 304 (a) (1) (v) of Regulation S-K.

     On July 26, 2002, Registrant retained the accounting firm of Parks, Tschopp, Whitcomb & Orr, Maitland, Florida as its independent auditors for the fiscal year ending December 31, 2002. The Board of Directors of Registrant approved the selection of Parks, Tschopp, Whitcomb & Orr as new independent auditors. During the Company's two most recent fiscal years ended December 31, 2001, and the subsequent interim periods through the date of this Report, the Company did not consult with Parks, Tschopp, Whitcomb & Orr regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.


     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits

     Exhibit 99.1- Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of the Corporation.

     Exhibit 99.2- Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of the Corporation.


     Reports on Form 8-K - None

--------------------------------------------------------------------------------


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           DOBLIQUE, INC.


August 7, 2002                                                 /s/ Pam J. Halter
     -----                                                ----------------------
                                                                   Pam J. Halter
                                                          President and Director