Form 10QSB
period 2002-09-30
DOBLIQUE INC
filed 2002-11-05
CIK 1114241

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

                For the quarterly period ended September 30, 2002

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has beenubject to such filing requirements for the past 90 days. YES X NO
                                                                ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 4, 2002: 1,000,000

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                                 Doblique, Inc.

              Form 10-QSB for the Quarter ended September 30, 2002

                                Table of Contents


                                                                           Page
                                                                           ----
Part I - Financial Information

   Item 1  Financial Statements and Notes to Financial Statements           3

           Consolidated Balance Sheets                                      3
           Consolidated Statement of Operations                             4
           Consolidated Statement of Cash Flows                             5
           Notes to Consolidated Financial Statements                       6

   Item 2  Management's Discussion and Analysis of Financial Condition
              And Results of Operations                                     9

Part II - Other Information

   Item 6  Exhibits and Reports on Form 8-K                                10


Signatures                                                                 10

Certification Pursuant to 18 USC, Section 1350, s Adopted Pursuant
    to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002              11


Item 1 - Part 1 - Financial Statements

                                 Doblique, Inc.
                                 Balance Sheets
                    September 30, 2002 and December 31, 2001


                                                               Sept. 30,       Dec. 31,
                                                                  2002           2001
                                                              (Unaudited)
                                                              -----------    -----------
                                     ASSETS
                                     ------
Current assets
   Cash on hand and in bank                                   $     4,407         27,490
                                                              -----------    -----------
     Total current assets                                           4,407         27,490
                                                              -----------    -----------

Livestock                                                          73,000         49,000
   Accumulated depreciation                                       (15,859)       (12,222)
                                                              -----------    -----------

         Net livestock                                             57,141         36,778
                                                              -----------    -----------

         TOTAL ASSETS                                         $    61,548         64,268
                                                              ===========    ===========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
   Accounts payable - trade                                   $    32,833           --
   Due to shareholder                                             160,939        122,395
                                                              -----------    -----------
Total current liabilities                                         193,772        122,395
                                                              -----------    -----------

Commitments and contingencies


Stockholders' deficit
     Common stock - $0.001 par value
     25,000,000 shares authorized
     1,000,000 shares issued and outstanding                        1,000          1,000
   Additional paid-in capital                                      42,000         24,000
   Accumulated deficit                                           (175,224)       (83,127)
                                                              -----------    -----------

     Total stockholders' deficit                                 (132,224)       (58,127)
                                                              -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    61,548         64,268
                                                              ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.


                                 Doblique, Inc.
                            Statements of Operations
             Nine and Three months ended September 30, 2002 and 2001

                                   (Unaudited)

                                           Nine months    Nine months    Three months   Three months
                                              ended          ended          ended          ended
                                            Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                                               2002           2001           2002           2001
                                           -----------    -----------    -----------    -----------
Revenues
   Racing purses                           $    43,841         47,747         10,195         22,645
                                           -----------    -----------    -----------    -----------
                                                43,841         47,747         10,195         22,645


Operating expenses
   Livestock expenses
   Training                                     51,610         53,095         19,812         25,223
   Veterinarian fees                            18,205          9,724         10,648          3,471
   Other                                         3,370         18,402          1,015          3,479
   Jockey fees & other track expenses            4,839          5,300          1,010          2,683
   Executive compensation contributed
     by a sole shareholder                      18,000         18,000          6,000          6,000
   General and administrative expenses           7,777           --            3,483           --
   Depreciation                                 15,778         13,834          6,082          6,274

                                           -----------    -----------    -----------    -----------
Total operating expenses                       119,579        118,355         48,050         47,130
                                           -----------    -----------    -----------    -----------

Loss from operations                           (75,738)       (70,608)       (37,855)       (24,485)

Other income (expense)
   Gain (loss) on sale of livestock            (16,359)         9,216         (3,888)        (3,284)
                                           -----------    -----------    -----------    -----------

Loss before provision for income taxes         (92,097)       (61,393)       (41,743)       (27,769)

Provision for income taxes                        --             --             --             --
                                           -----------    -----------    -----------    -----------

Net Loss                                       (92,097)       (61,393)       (41,743)       (27,769)


Loss per weighted-average share of
   common stock outstanding, computed
   on net loss - basic and fully diluted   $      (.09)   $      (.06)   $      (.04)   $      (.03)
                                           ===========    ===========    ===========    ===========

Weighted-average number of
   common shares outstanding                 1,000,000      1,000,000      1,000,000      1,000,000
                                           ===========    ===========    ===========    ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                                 Doblique, Inc.
                            Statements of Cash Flows
                  Nine months ended September 30, 2002 and 2001

                                   (Unaudited)

                                                           2002         2001
                                                         ---------    ---------


Cash flows from operating activities:
   Net loss                                              $ (92,097)   $ (61,393)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation                                         15,778       13,834
       Loss (gain) on sale of livestock                     16,359       (9,216)
       Executive compensation contributed
        by shareholder                                      18,000       18,000
   Increase in accounts payable                             32,833           46
   Increase in due to shareholder                           38,544      118,227
                                                         ---------    ---------

Net cash provided by operating activities                   29,417       79,498
                                                         ---------    ---------

Cash flows from investing activities:
   Proceeds from sale of livestock                           4,500       19,200
   Purchase of livestock                                   (57,000)     (83,611)
                                                         ---------    ---------

Net cash used in investing activities                      (52,500)     (64,411)

Increase (decrease) in cash                                (23,083)      15,087

Cash at beginning of year                                   27,490           64
                                                         ---------    ---------

Cash at end of year                                      $   4,407    $  15,151
                                                         =========    =========

Supplemental disclosure of interest and income taxes paid
   Interest paid for the period                          $    --      $    --
                                                         =========    =========
   Income taxes paid for the period                      $    --      $    --
                                                         =========    =========





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

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant shareholders. In the event the Company is unable to generate sufficient cash flow to repay advances from management and/or significant shareholders, the party advancing funds may elect to take title to one or more of the Company's horses to satisfy this debt. An action of this type would adversely impact the Company's ongoing operations.

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

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

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

     At Sept. 30, 2002 and December 31, 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes.

     As of Sept. 30, 2002 and December 31, 2001, respectively, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

8.   Loss per share
     --------------

     Basic loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted loss per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of Sept. 30, 2002 and December 31, 2001, respectively, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.

Note D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note E - Amounts due to Shareholder

The Company's controlling shareholder periodically advances and receives repayment of funds loaned to the Company to support operations, settle outstanding trade accounts payable and provide working capital. The net advance is repayable upon demand and is non-interest bearing.

Note F - Contributed Capital

Executive management and oversight services are provided to the Company by it's controlling shareholder. The accompanying financial statements reflect management's estimate of the estimated fair value of the services contributed on a quarterly basis to the Company during each fiscal year based on the time and effort required to administer the Company's operations and affairs.

Note G - Income Taxes

The components of income tax (benefit) expense for the nine months ended September 30, 2002 and 2001, respectively, are as foolows:

                                           Nine Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                                  2002                2001
                                           -----------------   -----------------
Federal:
  Current                                  $            --     $            --
  Deferred                                              --                  --
                                           -----------------   -----------------
                                                        --                  --
                                           -----------------   -----------------
State:
  Current                                               --                  --
  Deferred                                              --                  --
                                           -----------------   -----------------
                                                        --                  --
                                           -----------------   -----------------
Total                                      $            --     $            --
                                           =================   =================

As of September 30, 2002, the Company has a net operating loss carryforward of approximately $172,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax benefit for the quarters ended September 30, 2002 and 2001 respectively, differed from the statutory federal rate of 34 percent as follows:

                                                            2002        2001
                                                       ----------    ----------

Statutory rate applied to loss before income taxes     $  (14,200)   $    9,400
Increase (decrease) in income taxes resulting from:
    State income taxes                                       --            --
    Other, including reserve for deferred tax asset        14,200        (9,400)
                                                       ----------    ----------

      Income tax expense                               $     --      $     --
                                                       ==========    ==========


Deferred income taxes consisted primarily of the following as of September 30, 2001 and 2000, respectively:

                                                        2002            2001
                                                     ----------      ----------

Deferred tax assets
    Net operating loss carryforwards                 $   58,500            --
    Less valuation allowance                            (58,500)           --
                                                     ----------      ----------

                                                     $     --        $    --
                                                     ==========      ==========

Note H - Common Stock Transactions

On March 28, 2000, concurrent with the formation of the Company, the Company issued 1,000,000 shares of unregistered, restricted common stock to its sole shareholder at par value for gross proceeds of approximately $1,000 cash.


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

(2)  Results of Operations

For the respective nine month periods ended Sept. 30, 2002 and 2001, the Company received purse revenues of approximately $43,841 and $47,747. The Company's expenses during these corresponding periods relate principally to training and veterinarian expenses. Total net losses for the respective quarters ended Sept. 30, 2002 and 2001 were approximately $41,743 and $27,769. Net loss per share was $.04 and $.03 for each three month period.

(3)  Liquidity and Capital Resources

Liquidity for the period from inception through Sept. 30, 2002 has been provided primarily from advances from significant shareholders or affiliated entities.

However, at this time, the Company is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.

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

The Company has identified no significant capital requirements for the current annual period. Liquidity requirements mandated by future business expansions or acquisitions, if any, are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management. Additionally, management is of the opinion that there is additional potential opportunity for the sale of additional common stock through either private placements or secondary offerings.

Part II - Other Information

Item 1 - Legal Proceedings

     None

Item 2 - Changes in Securities

     None

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits -

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Reports on Form 8-K - None

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          DOBLIQUE, INC.


November 5 , 2002                                           /s/ Pam J. Halter
                                                          ----------------------
                                                                   Pam J. Halter
                                                          President and Director

                                  CERTIFICATION

I, Pam J. Halter, certify that:



1.   I have reviewed this quarterly report on Form 10-QSB of Doblique, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 5, 2002

                                /s /Pam J. Halter
                               ------------------
                               President