Form 10KSB
period 2002-12-31
DOBLIQUE INC
filed 2003-02-18
CIK 1114241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 2002

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the transition period from _____ to_____


                          Commission File No: 333-83152

                                 DOBLIQUE, INC.
                 (Name of small business issuer in its charter)

                  Nevada                               75-287-0720
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

2591 Dallas Parkway, Suite 102, Frisco, Texas            75034
  (Address of principal executive offices)             (Zip Code)

                                 (469) 633-0100
                 Issuer's telephone number, including area code

        Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the year ended December 31, 2002 were $54,471.


The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 10, 2003 was $171,500

At February 10, 2003, the registrant had outstanding 1,000,000 shares of common stock.


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                     PART I


                                                                            Page
                                                                            ----

Item 1.  Description of Business.                                             3

Item 2.  Description of Property.                                             3

Item 3.  Legal Proceedings.                                                   3

Item 4.  Submission of Matters to a Vote of Security Holders.                 4


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.            4

Item 6.  Management's Discussion and Analysis or Plan of Operations.          4

Item 7.  Financial Statements.                                                6

Item 8.  Changes in and Disagreements with Accountants on Accounting
         And Financial Disclosure.                                            6


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.                   6

Item 10. Executive Compensation.                                              6

Item 11. Security Ownership of Certain Beneficial Owners and Management
         And Related Stockholder Matters.                                     7

Item 12. Certain Relationships and Related Transactions.                      7

Item 13. Exhibits and Reports on Form 8-K.                                    7

Item 14. Controls and Procedures.                                             7

Signatures                                                                    8

                                     PART I

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, intentions and strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. A detailed description of the factors that could cause future results to materially differ from the Company's recent results or those projected in the forward-looking statements are contained in the section of this Form 10-KSB entitled "Important Factors Regarding Forward-Looking Statements."



Item 1.  DESCRIPTION OF BUSINESS.

Corporate Profile.

The Company was incorporated on March 27, 2000 as a Nevada corporation. Our principal business is to own and race thoroughbred race horses at various major horse racing tracks in the United States and receive purse revenues from such racing. Additional income can also be derived from being able to sell our horses at a higher price than what we have paid for them. Horse racing is a highly competitive business and the Company has an insignificant part in the entire industry. Due to our financial limitations, we are not able to successfully compete against other entities who have significantly greater financial resources than we have when acquiring horses.

Employees.

As of December 31, 2002, the Company had no employees.

Regulation.

In order to race thoroughbred horses at various race tracks, various licenses are required by both the trainer and owner from State Racing Commission authorities. We acquire these licenses routinely on a yearly basis.

Miscellaneous.

The Company will send an annual report to all shareholders, including audited financial statements.

The Company files periodic reports with the Securities and Exchange Commission. Said filings can be obtained through the Edgar system by anyone accessing the internet at http://www.sec.gov or you may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330.

Item 2.  DESCRIPTION OF PROPERTY.

As of December 31, 2003 the Company did not own or lease any property.

Item 3.  LEGAL PROCEEDINGS.

The Company is not engaged in any legal proceedings as of the date of this report.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders of the Company during the fourth quarter ended December 31, 2002.


                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

The Company's common stock was approved for trading on the OTC Bulletin Board under the symbol `'DBLQ" on November 2, 2002.

The following table sets forth the high and low bid prices for the 4th. quarter of the calendar year ended December 31, 2002. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions. No trade has taken place in the Company's common stock since it was approved for trading on November 27, 2002.

High           Low
----           ---
..35            .25

Shareholders of Record.

As of the date of this Annual Report, there were 102 record holders of the Company's common stock.

Dividends.

The Company has never declared or paid cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein.

Results of Operations - 2002 compared to 2001.

For the respective periods for the years ended December 31, 2002 and 2001, the Company's purse revenues decreased to $54,471 from $83,702. The decrease of $29,231 in mainly attributable for the lower class races the Company's horses ran in 2002 versus 2001, resulting in smaller purse distributions.

Total operating expenses decreased to $150,772 for the year ended December 31, 2002 from $173,904 for the comparable period in 2001.

For the year ended December 31, 2002 the Company had a net loss of $96,301, or ($0.11) per share versus a net loss of $90,202 or ($0.08) per share for the comparable period in 2001. The net loss for the year ended December 31, 2002 included a loss on sale of livestock of $16,765 versus a gain on sale of livestock of $8,058 for the comparable period in 2001.

Liquidity and Capital Resources.

Due to its continuing losses, The Company has been forced to borrow funds from its controlling shareholder to fund the shortfall in cash generated from its operating activities.

The Company believes that cash generated from operations together with the cash provided on a loan basis from its controlling shareholder will be sufficient to provide the majority of the cash necessary to meet its working capital needs through the next twelve months based upon the anticipated level of revenues and operating expenses.

There can be no assurance, however, that additional loans will be available on acceptable terms or at all, and the failure to obtain additional loans as needed may have an adverse effect on the Company's ability to continue to operate and may not allow the Company to take advantage of future opportunities.

The Company financed its operations during calendar year 2002 through internally generated cash flow, existing cash and from cash advances (loans) from its controlling shareholder.

Recently Issued Accounting Pronouncements.

Any recently issued accounting pronouncements have no material effect on the financial statements of the Company.

Effects on Inflation.

The Company believes that the effect of inflation has not been material during each of the years ended December 31, 2002 and 2001.

Important Factors Regarding Forward-Looking Statements.

Various forward-looking statements have been made in this Annual Report on Form 10-KSB. Forward-looking statements may also be made in the Company's other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the Company, through its management, may make oral forward-looking statements.

Forward-looking statements are subject to risks and uncertainties, including those identified below, that could cause actual results to differ materially from such statements. The words "anticipate", "believe", "estimate", "expect", `'intend", "should", "will" or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements.

Should one or more of the risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Going Concern.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. We have limited operations and revenues. We continue to incur operating expenses in excess of revenues. We had substantial working capital and shareholders'deficits at December 31, 2002. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There can be no assurances that the Company will be able to successfully implement its ongoing plans, including generating profitable operations, generating positive cash flows from operations and obtaining additional equity capital to meet present and future working capital demands.

Item 7. FINANCIAL STATEMENTS.

Independent Auditors' Report.................................................F-1

Financial Statements:
    Balance Sheets...........................................................F-3
    Statements of Operations.................................................F-4
    Statements of Changes in Shareholder's Deficit...........................F-5
    Statements of Cash Flows.................................................F-6

Notes to Financial Statements................................................F-7


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.



                                    PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the officers and directors of the Company.

Name                Position                                                 Age
----                --------                                                 ---

Pam J. Halter       Chairman, President, CEO, Secretary & Treasurer          48

Pam J. Halter has served as the Company's sole officer and directors since the Company's inception in March 2000. She has been involved in various facets of horse racing since the age of sixteen culminating with her successful record as a trainer.

All directors hold office until the next annual meeting of the shareholders of the Company, and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance.
--------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. These insiders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the calendar year ended December 31, 2002, all Section 16(a) filing requirements applicable to its insiders were complied with.


Item 10.  EXECUTIVE COMPENSATION.

The Company pays no compensation to its officers and directors currently and has paid no compensation in amount or of any kind to is executive officers or directors since inception. Executive management and oversight services are provided to the Company by a controlling shareholder. The accompanying financial statements reflect management's estimate of the estimated fair value of the services contributed to the Company during each fiscal year based on the time and effort required to administer the Company's operations and affairs.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of February 10, 2003 concerning the beneficial ownership of the common stock of the Company by (i) each person who is known to us to own beneficially more than five percent of the outstanding shares of common stock, (ii) each director and executive officer of the Company and (iii) all directors and executive officers as a group.

                                            Amount and
                   Name and address         nature of
Title of Class     of beneficial owner      beneficial owner    Percent of class
--------------     -------------------      ----------------    ----------------

Common             Pam Halter               510,000             51%
                   2591 Dallas Parkway
                   suite 102
                   Frisco, TX 75034

                   All executive officers   510,000             51%
                   and directors a group
                   (1 person)





Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In order to maintain liquidity, the Company has received non-interest bearing cash advances from Pam Halter during calendar years 2002 and 2001, its controlling shareholder.


Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits


          3.1* Articles of Incorporation
          3.2* By-Laws
          4.0* Instruments defining the rights of holders, including indentures



* Incorporated by reference to Exhibits filed with issuer's SB-2 Form filed February 21, 2002.

     (b)  Reports on Form 8-K

          None


Item 14. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive and Financial Officer, Pam Halter has reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, the officer believes that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)  Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-KSB.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOBLIQUE, INC.

By: /s/ Pam Halter
   ---------------
   Pam Halter
   (Principal Executive Officer)
   Date: February 18, 2003

                                  CERTIFICATION

I Pam Halter, certify that:

     1.   I have reviewed this annual report on Form 10-KSB of Doblique, Inc.
     2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.
          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our Evaluation Date.
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: February 18, 2003

                                             /s/ Pam Halter
                                             --------------
                                             Principal Executive Officer

                                  CERTIFICATION

I  Pam Halter , certify that:

     7.   I have reviewed this annual report on Form 10-KSB of Doblique, Inc.
     8. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.
     9. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
     10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.
          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our Evaluation Date.
     11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     12. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: February 18, 2003




                                             /s/ Pam Halter
                                             --------------
                                             Principal Financial Officer

                                                                  DOBLIQUE, INC.

                                                            Financial Statements


                                                      December 31, 2002 and 2001

                                 Doblique, Inc.

                              Financial Statements

                           December 31, 2002 and 2001

                   (With Independent Auditor's Report Thereon)

                                 DOBLIQUE, INC.

                                Table of Contents





Independent Auditors' Report.................................................F-1

Financial Statements:
    Balance Sheets...........................................................F-3
    Statements of Operations.................................................F-4
    Statements of Changes in Shareholder's Deficit...........................F-5
    Statements of Cash Flows.................................................F-6

Notes to Financial Statements................................................F-7

               Report of Independent Certified Public Accountants



Board of Directors and Shareholder
Doblique, Inc.

We have audited the accompanying balance sheet of Doblique, Inc. as of December 31, 2002 and the related statements of operations, changes in shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Doblique, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company's operations include an inherently high degree of risk and the Company is dependent upon its controlling shareholder to provide sufficient working capital to maintain the operation of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.




February 12, 2003
Maitland, Florida

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Shareholder
Doblique, Inc.

We have audited the accompanying balance sheet of Doblique, Inc. (a Nevada corporation) as of December 31, 2001 and the related statements of operations and comprehensive loss, changes in shareholder's equity and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Doblique, Inc. as of December 31, 2001 and the results of its operations and cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's operations are inherently high risk and the Company may become dependent upon its sole shareholder to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.



                                                          S.W. HATFIELD, CPA
                                                          Dallas, Texas
                                                          May 17, 2002

                                 DOBLIQUE, INC.

                                 Balance Sheets

                           December 31, 2002 and 2001

                                     Assets
                                     ------

                                                           2002         2001
                                                         ---------    ---------
Current assets:
       Cash on hand and in bank                          $  24,951       27,490
                                                         ---------    ---------

               Total current assets                         24,951       27,490
                                                         ---------    ---------

Livestock                                                   81,000       49,000
       Less accumulated depreciation                       (22,163)     (12,222)
                                                         ---------    ---------

                                                            58,837       36,778
                                                         ---------    ---------

                                                         $  83,788       64,268
                                                         =========    =========

                      Liabilities and Shareholders' Deficit
                      -------------------------------------

Current liabilities:
       Accounts payable - trade                          $   7,555         --
       Due to shareholder                                  223,426      122,395
                                                         ---------    ---------

               Total current liabilities                   230,981      122,395
                                                         ---------    ---------

Commitments and contingencies

Shareholders' deficit:
       Common stock - $0.001 par value
           25,000,000 shares authorized
           1,000,000 shares issued and outstanding           1,000        1,000
       Additional paid-in capital                           48,000       24,000
       Accumulated deficit                                (196,193)     (83,127)
                                                         ---------    ---------

               Total shareholders' deficit                (147,193)     (58,127)
                                                         ---------    ---------
Total liabilities and shareholders' deficit              $  83,788       64,268
                                                         =========    =========



See accompanying notes to financial statements.

                                 DOBLIQUE, INC.

                            Statements of Operations

                     Years Ended December 31, 2002 and 2001

                                                         2002           2001
                                                     -----------    -----------

Revenues:
     Racing purses                                   $    54,471         83,702
                                                     -----------    -----------

Operating expenses:
     Livestock expenses:
        Boarding and training                             62,746         96,336
        Veterinarian fees                                 23,788         20,068
        Other                                              3,792          4,294
     Jockey fees and other track expenses                  5,799          9,514
     Executive compensation contributed
        by controlling shareholder                        24,000         24,000
     General and administrative expenses                   8,565           --
     Depreciation                                         22,082         19,692
                                                     -----------    -----------

               Total operating expenses                  150,772        173,904
                                                     -----------    -----------

Loss from operations                                     (96,301)       (90,202)

Other income (expense):
     Gain (loss) on sale of livestock                    (16,765)         8,058
                                                     -----------    -----------

Loss before provision for income taxes                  (113,066)       (82,144)

Provision for income taxes                                  --             --
                                                     -----------    -----------

Net loss                                             $  (113,066)       (82,144)
                                                     ===========    ===========


Loss per share of common stock outstanding
  - basic and fully diluted                          $     (0.11)         (0.08)
                                                     ===========    ===========

Weighted-average number of shares
  outstanding - basic and fully diluted                1,000,000      1,000,000
                                                     ===========    ===========




See accompanying notes to financial statements.


                                 DOBLIQUE, INC.

                 Statements of Changes in Shareholders' Deficit

                     Years ended December 31, 2002 and 2001


                                           Common Stock
                                    -------------------------
                                                                Additional
                                     Number of                    Paid-in     Accumulated
                                       Shares      Par Value      Capital       Deficit         Total
                                    -----------   -----------   -----------   -----------    -----------
Balances at
  December 31, 2000                   1,000,000   $     1,000          --            (983)            17

Capital contributed by a
   controlling shareholder in the
   form of executive compensation          --            --          24,000          --           24,000

Net loss                                   --            --            --         (82,144)       (82,144)
                                    -----------   -----------   -----------   -----------    -----------

Balances at
  December 31, 2001                   1,000,000         1,000        24,000       (83,127)       (58,127)

Capital contributed by a
   controlling shareholder in the
   form of executive compensation          --            --          24,000          --           24,000

Net loss                                   --            --            --        (113,066)      (113,066)
                                    -----------   -----------   -----------   -----------    -----------

Balances at
  December 31, 2002                   1,000,000   $     1,000        48,000      (196,193)      (147,193)
                                    ===========   ===========   ===========   ===========    ===========















See accompanying notes to financial statements.


                                 DOBLIQUE, INC.

                            Statements of Cash Flows

                     Years Ended December 31, 2002 and 2001


                                                                             2002         2001
                                                                           ---------    ---------
Cash flows from operating activities:
       Net loss                                                            $(113,066)     (82,144)
       Adjustments to reconcile net loss to net cash
          provided by operating activities:
           Depreciation                                                       22,082       19,692
           (Gain) loss on sale of livestock                                   16,765       (8,058)
           Executive compensation contributed
              by a controlling shareholder                                    24,000       24,000
           Increase in accounts payable                                        7,555         --
                                                                           ---------    ---------

                    Net cash used in operating activities                    (42,664)     (46,510)
                                                                           ---------    ---------

Cash flows from investing activities:
       Proceeds from sale of livestock                                        10,750       35,200
       Purchase of livestock                                                 (71,656)     (33,800)
                                                                           ---------    ---------

                    Net cash  provided by (used in) investing activities     (60,906)       1,400
                                                                           ---------    ---------

Cash flows from financing activities:
       Funds advanced by shareholder                                         101,031       72,536
                                                                           ---------    ---------

                    Net cash provided by financing activities                101,031       72,536
                                                                           ---------    ---------

Increase (decrease) in cash                                                   (2,539)      27,426

Cash at beginning of period                                                   27,490           64
                                                                           ---------    ---------

Cash at end of period                                                      $  24,951       27,490
                                                                           =========    =========

Supplemental disclosure of cash flow information:

       Interest paid for the year                                          $    --           --
                                                                           =========    =========

       Income taxes paid for the year                                      $    --           --
                                                                           =========    =========




See accompanying notes to financial statements.

                                 DOBLIQUE, INC.

                          Notes to Financial Statements

                           December 31, 2002 and 2001

(1)  Organization and Description of Business
     ----------------------------------------

     Doblique, Inc. (Company) was incorporated on March 28, 2000 under the laws of the State of Nevada. The Company owns, trains and races thoroughbred horses on a long-term basis for its own account. The Company began business operations in February 2001.

(2)  Going Concern Uncertainty
     -------------------------

     The horse racing business has generally been considered to include an inherently high degree of risk. At the present time, the Company is not generating revenue at levels sufficient to support normal recurring operations.

     The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in each of its business plan steps, including difficulty of hiring or engaging competent trainers within its budget, acquisition of quality livestock, and a potential shortfall of funding due to potential difficulties in raising capital in the equity securities market.

     The Company remains dependent upon additional external sources of financing including its management and/or significant shareholders to provide sufficient working capital in excess of the Company's initial capitalization and net racing purse revenues to preserve the integrity of the corporate entity.

     The Company anticipates offering future sales of equity securities. However, these is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

     If additional operating capital is not generated from normal recurring operations, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant shareholders. In the event the Company is unable to generate sufficient cash flow to repay advances from management and/or significant shareholders, the party advancing funds may elect to take title to one or more of the Company's horses to satisfy this debt. An action of this type would significantly negatively impact the Company's ongoing operations.

                                                                     (Continued)

                                 DOBLIQUE, INC.

                          Notes to Financial Statements

(2)  Going Concern Uncertainty - (Continued)
     ---------------------------------------

     It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.

     In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

     The Company has a limited operating history, minimal cash on hand, no profit and operates a business plan with high inherent risk. While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or successfully implement its long-term business plan.

(3)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  Cash and Cash Equivalents
          -------------------------

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

     (b)  Revenue Recognition
          -------------------

          The Company recognizes revenue as the Company's horses earn purse distributions in regularly scheduled races at licensed and sanctioned tracks offering pari-mutuel wagering, principally in Florida. All purse distributions are paid by the race track to the Company at the end of each day's racing session. Concurrent with the receipt of purse distributions, the Company settles all direct track racing expenses for jockey fees, taxes and fees and other direct costs incurred at the race track through its track cash account.


                                                                     (Continued)

                                 DOBLIQUE, INC.

                          Notes to Financial Statements

(3)  Summary of Significant Accounting Policies - (Continued)
     --------------------------------------------------------

     (b)  Revenue Recognition - (Continued)
          ---------------------------------

          Additionally, certain regularly scheduled races are deemed "claiming races" whereby any licensed owner or trainer of race horses may claim and purchase a participating horse for a predetermined fixed price. In the normal course of business, the Company enters horses in "claiming races". The resulting gain or loss on the sale of a horse, as a result of "claiming race", is recognized at the settlement of the sale which occurs at the end of the respective day's racing session.

     (c)  Livestock
          ---------

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

     (d)  Advertising Expenses
          --------------------

          Advertising and marketing expenses are charged to operations as incurred.

     (e)  Income Taxes
          ------------

          The Company utilizes the asset and liability method of accounting for income taxes.

          At December 31, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes.

          As of December 31, 2002 and 2001, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

                                                                     (Continued)

                                 DOBLIQUE, INC.

                          Notes to Financial Statements

(3)  Summary of Significant Accounting Policies - (Continued)
     --------------------------------------------------------

     (f)  Loss Per Share
          --------------

          Basic earnings (loss) per share is computed by dividing the net income
          (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings
          (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2002 and 2001, respectively, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future years.

     (g)  Estimates
          ---------

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

(4)  Fair Value of Financial Instruments
     -----------------------------------

     The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

(5)  Amounts Due to Shareholder
     --------------------------

     The Company's controlling shareholder periodically advances and receives repayment of funds loaned to the Company to support operations, settle outstanding trade accounts payable and provide working capital. The advances are payable upon demand and are non-interest bearing.

(6)  Contributed Capital
     -------------------

     Executive management and oversight services are provided to the Company by its controlling shareholder. The accompanying financial statements reflect management's estimate of the estimated fair value of such services contributed on a quarterly basis to the Company during each fiscal year based on the time and effort required to administer the Company's operations and affairs.

                                 DOBLIQUE, INC.

                          Notes to Financial Statements

(7)  Income Taxes
     ------------

     The components of income tax (benefit) expense for the year ended December 31, 2002 and 2001 are as follows:

                                                         2002            2001
                                                     -----------   -------------

     Federal:
        Current                                      $      --              --
        Deferred                                            --              --
                                                     -----------   -------------
                                                            --              --
                                                     -----------   -------------
     State:
        Current                                             --              --
        Deferred                                            --              --
                                                     -----------   -------------

              Total                                  $      --              --
                                                     ===========   =============

     As of December 31, 2002, the Company has a net operating loss carryforward of approximately $180,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code.

     The Company's income tax expense (benefit) for the years ended December 31, 2002 and 2001 differed from the statutory federal rate of 34 percent as follows:

                                                             2002        2001
                                                           --------    --------

     Statutory rate applied to loss before income taxes    $(38,442)    (27,930)
     Increase (decrease) in income taxes resulting from:
        State income taxes                                     --          --
        Other, including reserve for deferred tax asset      38,442      27,930
                                                           --------    --------

              Income tax expense                           $   --          --
                                                           ========    ========

     Temporary   differences,   consisting   primarily  of  net  operating  loss
     carryforwards give rise to deferred tax assets at December 31 as follows:

                                                             2002        2001
                                                           --------    --------

     Deferred tax assets
       Net operating loss carryforwards                    $ 61,200      28,265
       Less valuation allowance                             (61,200)    (28,265)
                                                           --------    --------

              Net deferred tax asset                       $   --          --
                                                           ========    ========


                                 DOBLIQUE, INC.

                          Notes to Financial Statements


(8)  Selected Financial Data (Unaudited)
     -----------------------------------

     The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001, respectively:

                                        Quarter ended   Quarter ended    Quarter ended   Quarter ended     Year ended
                                          March 31,        June 30,      September 30,    December 31,     December 31,
                       2002             -------------   -------------    -------------   -------------    -------------
                       ----
     Net revenues                       $      11,426          22,220           10,195          10,630           54,471
     Net loss from operations                 (22,003)        (15,880)         (37,855)        (20,563)         (96,301)
     Basic loss per share                       (0.02)          (0.03)           (0.04)          (0.02)           (0.11)
     Weighted-average number of
        shares issued and outstanding       1,000,000       1,000,000        1,000,000       1,000,000        1,000,000

                       2001
                       ----

     Revenues                           $       5,345          19,757           22,645          35,955           83,702
     Net loss from operations                 (27,146)        (18,978)         (24,485)        (19,593)         (90,202)
     Basic loss per share                       (0.03)          (0.01)           (0.03)          (0.01)           (0.08)
     Weighted-average number of
        shares issued and outstanding       1,000,000       1,000,000        1,000,000       1,000,000        1,000,000
