Form 10KSB/A
period 2002-12-31
DOBLIQUE INC
filed 2003-02-28
CIK 1114241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

        Securities registered pursuant to Section 12(g) of the Act: None


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

                                            Amount and
                   Name and address         nature of
Title of Class     of beneficial owner      beneficial owner    Percent of class
--------------     -------------------      ----------------    ----------------

Common             Pam Halter                    510,000             51%
                   2591 Dallas Parkway
                   suite 102
                   Frisco, TX 75034

                   All executive officers        510,000             51%
                   and directors a group
                   (1 person)

Common             Richard Coombe                 98,000             9.8%
                   Lauriston Cottage
                   Yester Drive
                   Chislehurst, Kent BR7 5LR, UK

Common             Patricia Gunter                57,600             5.7%
                   174 FM 1830
                   Argyle, TX 7622

Common             Steve Miller                   95,000             9.5%
                   P.O. Box 1171
                   Picayune, MS 39466

Common             Don Stogner                    93,500             9.35%
                   1412 Country Ridge Drive
                   DeSoto, TX 75115

Common             VLM Enterprises, Inc.          95,000             9.5%
                   2655 Villa Creek Drive, #276
                   Dallas, TX 75234




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

DOBLIQUE, INC.

By: /s/ Pam Halter
   ---------------
   Pam Halter
   (Principal Executive Officer)
   Date: February 28, 2003

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

     Date: February 28, 2003

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

     Date: February 28, 2003




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
