Form 10QSB
period 2003-03-31
INYX INC
filed 2003-05-20
CIK 1114241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                        Commission file number 333-83152


                  Inyx, Inc. (formerly known as Doblique, Inc.)
        (Exact name of small business issuer as specified in its charter)

              Nevada                                       75-28700720
   (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)


                  801 Brickell, 9th Floor, Miami, Florida 33131
                    (Address of principal executive offices)

                                 (305) 789-6699
                          (Issuer's telephone number)

       Doblique, Inc., 2591 Dallas Parkway, Suite 100, Frisco, Texas 75034
              (Former name, former address and former fiscal year,
                          if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,950,000

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

Include whether Registrant is an accelerated filer:    Yes [ ] No [X]

                  INYX, INC. (formerly known AS DOBLIQUE, INC.)

                                      INDEX

Description                                                               Page
-----------                                                               ----

PART I:

Item 1.  - Financial Statements     :
         Balance Sheet as of March 31, 2003                                4
         Statements of Operations for the three
         months ended March 31, 2003 and 2002                              5
         Statements of Cash Flows for the three
         month ended March 31, 2003 and 2002                               6

Item 2. - Management's Discussion and
         Analysis of Financial Position and Results of Operations          8-10
Item 3. - Controls and Procedures                                          10


PART II:

Item 5. - Other Information                                                11
Item 6. - Exhibits and Reports on Form on Form 8-K                         11


Signatures                                                                 13



Certifications                                                             14-17

PART I -- FINANCIAL INFORMATION

                          Item 1. Financial Statements

                  INYX, INC. (formerly known as DOBLIQUE, INC.)

                                  Balance Sheet
                                  -------------

                                     Assets
                                     ------


                                                                 March 31, 2003
                                                                   (Unaudited)
                                                                 ---------------
Current assets:
         Cash                                                    $          380
                                                                 --------------
                                                                 $          380
                                                                 ==============

                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
         Accounts payable - trade                                $        2,475
                  Total current liabilities                               2,475
                                                                  --------------
Commitments and contingencies

Stockholders' equity:
         Common stock - $0.001 par value
           25,000,000 shares authorized
           5,000,000 shares issued and
           outstanding                                                    5,000
Additional paid-in capital                                              214,006
Accumulated deficit                                                    (221,101)
                                                                 --------------
                  Total stockholders' deficit                            (2,095)
                                                                 --------------
Total liabilities and stockholders' deficit                      $          380
                                                                 ==============

                  INYX, INC. (formerly known as DOBLIQUE, INC.)

                            Statements of Operations

                                                    Three months ended March 31
                                                            (unaudited)
                                                        2003            2002
                                                    -----------     -----------

Revenues:
         Racing purses                              $      --       $    11,426
                                                    -----------     -----------

Operating expenses:
         Livestock expenses:
                  Boarding and training                    --            13,595
                  Veterinarian fees                       1,728           3,409
                  Other                                    --              --
         Jockey fees and other track expenses              --               240
         Executive compensation contributed
           by controlling stockholder                     6,000           6,000
         General and administrative expenses              3,343           4,294
         Depreciation                                     3,250           4,306
                                                    -----------     -----------

                  Total operating expenses               14,321          33,429
                                                    -----------     -----------

Loss from operations                                    (14,321)        (22,003)
Other income (expense):
         Loss on sale of livestock                      (10,587)           --

Net loss                                            $   (24,908)    $   (22,003)
                                                    ===========     ===========
Loss per share of common stock outstanding
         - basic and fully diluted                  $    (0.005)    $    (0.004)
                                                    ===========     ===========
Weighted-average number of shares
  outstanding - basic and fully diluted               5,000,000       5,000,000
                                                    ===========     ===========


                                                          Three months ended March 31
                                                                   (unaudited)
                                                              2003            2002
                                                          -----------     -----------
Cash flows from operating activities:
         Net loss                                         $   (24,908)    $   (22,003)
         Adjustments to reconcile net loss to
           net cash used in operating
           activities:
           Depreciation                                         3,250           4,306
           Loss on sale of livestock                           10,587            --
           Executive compensation contributed
            by a controlling stockholder                        6,000           6,000
           Decrease in accounts payable                        (5,080)           --
                                                          -----------     -----------

                  Net cash used in operating activities       (10,151)        (11,697)
                                                          -----------     -----------
Cash flows from investing activities:
         Proceeds from sale of livestock                       45,000            --
         Purchase of livestock                                   --           (16,000)
                                                          -----------     -----------
                  Net cash provided by (used in)
                    investing activities                       45,000         (16,000)
                                                          -----------     -----------
Cash flows from financing activities:
         Funds (paid to) advanced by stockholder              (59,420)          3,565
                                                          -----------     -----------
                  Net cash (used in) provided
                  by financing activities                     (59,420)          3,565
                                                          -----------     -----------

Decrease in cash                                              (24,571)        (24,132)

Cash at beginning of period                                    24,951          27,490
                                                          -----------     -----------

Cash at end of period                                     $       380     $     3,358
                                                          ===========     ===========

Supplemental disclosure of cash flow information:

Non cash financing activities:
Debt forgiveness by stockholder                           $   170,006     $      --
                                                          ===========     ===========

                  INYX, INC. (formerly known as DOBLIQUE, INC.)

                          NOTES TO FINANCIAL STATEMENTS

The information contained in this report is unaudited, but reflects all adjustments which are, in the opinion of the management, necessary for a fair statement of results of the interim periods, consisting only of normal recurring accruals. The results for such interim periods are not necessarily indicative of results to be expected for the full year.

Note 1. Livestock and Accumulated Depreciation

         On March 6, 2003 the Company sold all Livestock (3 horses) for total consideration of $45,000.

                                                        March 31, 2003    March 31, 2002
                                                        --------------    --------------
Race Horses                                             $         --      $       65,000
Accumulated Depreciation                                $         --      $      (16,528)
Net Livestock                                           $       48,482
Accumulated depreciation at the beginning
         of the period                                  $       22,163    $       12,222
Accumulated depreciation relieved upon sale of horses   $      (25,413)   $         --
Accumulated depreciation at the end of the period       $         --      $       16,528

Note 2.  Amounts Due to Stockholder

         The Company's controlling Stockholder periodically advances and receives repayment of funds loaned to the Company to support operations, settle outstanding trade accounts payable and provide working capital. The advances are payable upon demand and are non-interest bearing. On March 24, 2003 in accordance with the Stock Exchange Agreement (see Note 3 below) the controlling Stockholder provided a release and discharge of all liabilities to the Company, this transaction was treated as a contribution of capital by the stockholder.

Note 3.  Capital Stock

         On February 19, 2003 the issued and outstanding shares amounting to 1,000,000 were split at a forward ratio of 5 to 1, in the form of a dividend of 4,000,000 shares of common stock.

         In accordance to the terms of the Stock Exchange Agreement dated March 24, 2003 the controlling Stockholder sold 2,250,000 shares of common stock, representing approximately 45% of the Company's issued and outstanding shares to Medira Investments LLC.

 Note 4. Subsequent Events

         On April 17, 2003 the Company entered into a Finders' Fee Agreements with five companies (the "Finders") in connection with the proposed acquisition by the Company of all of the issued and outstanding shares of Inyx Pharma Limited ("Inyx Pharama"). On closing of the proposed acquisition the Company issued 2,450,000 restricted shares of Common Stock to the Finders for their role in facilitating the transaction.

         On April 21, 2003 the Company entered into a two year Business Advisory and Financial Consulting Services Agreement ("the Agreement") with a consultant to provide advice and council regarding the Company's strategic business plans and other consulting needs. As consideration for this Agreement the Company issued 1,500,000 restricted shares of common stock.

         On April 28, 2003 the Company acquired all the outstanding shares of Inyx Pharma through a share exchange transaction whereby the Inyx Pharma Stockholders were issued 16,000,000 shares of common stock and became the owners of a majority interest in the Company. The transaction was accounted for as a reverse acquisition under purchase accounting rules.

         On May 1, 2003 the Company adopted a Stock Option Plan which provides for the granting of options for the benefit of employees officers and directors. The total number of shares that may be issued under the plan amounts to 5,000,000. The exercise price per share will be the fair market price at the time of grant and the maximum term is three years.

         On May 6, 2003 the Company changed its name to Inyx, Inc.

         Details of the acquisition and the resulting business of the Company are contained in a Form 8K dated May 13, 2003, as amended.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein.

FORWARD-LOOKING STATEMENTS

         This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein. The Company will not undertake and specifically declines any obligation to update or correct any forward looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

OVERVIEW

         The Company, was incorporated under the laws of Nevada in March 2000. In July 2002, it became a publicly-traded company when it completed a registration statement for the sale, by its principal stockholder, of 2.45 million shares of common stock. The Company's common stock is traded on the Nasdaq's Over-the-Counter Bulletin Board ("OTCBB"). The Company voluntarily files annual, quarterly and periodic reports with the Securities and Exchange Commission pursuant to Section 15(d) of the Securities Exchange Act of 1934.

         On February 19th, 2003, the Company issued a press release announcing that the Company's Board of Directors had approved a 5 for 1 forward stock split of the Company's common stock in the form of a dividend of 4.00 million shares of common stock. The record date for the forward split was March 3, 2003. The Company has been in the business of owning and racing thoroughbred race horses at various major horse racing tracks throughout the United States. The horses previously owned by the Company were sold for cash on March 6, 2003.

         In accordance to the terms of the Stock Exchange Agreement dated March 24, 2003, the Company's controlling Stockholder accepted an unsolicited offer to sell a controlling block, 2.25 million shares of common stock, representing approximately 45% of the Company's issued and outstanding shares to Medira Investments LLC. As part of that transaction, the Company's controlling
Stockholder also provided a release and discharge of all liabilities to the Company.

         On March 26, 2003, Doblique issued a press release announcing the change of control transaction and that the Company would now pursue further strategic investment opportunities in a number of sectors within the pharmaceutical, biotechnology and medical devices industries. These opportunities would include research and development, manufacturing, distribution, and intellectual property acquisitions.

         On April 22, 2003, the Company announced that it had agreed to acquire all of the issued and outstanding securities of Inyx Pharma Limited ("Inyx Pharma"), a specialty pharmaceutical company incorporated under the laws of England and Wales. Pursuant to that announcement, on April 17, 2003, the Company entered into an Agreement with five parties where the Company agreed to issue
2.45 million of shares of restricted common stock as a fee to these parties for their role in facilitating the transaction with Inyx Pharma. On April 21, 2003, the Company also entered into a two year Business Advisory and Financial Consulting Services Agreement with a consultant to provide advice and counsel regarding the Company's strategic business plans. As consideration for this Consulting Agreement, the Company issued 1.5 million shares of restricted securities to the Consultant.

         On April 28, 2003, the Company concluded its acquisition of Inyx Pharma. The transaction consisted of an exchange of 100% of the outstanding common stock of Inyx Pharma, for 16 million shares of restricted common stock of the Company (the "Exchange"), representing approximately 64% of the shares outstanding after that exchange, as a result of which Inyx Pharma became a wholly owned subsidiary of the Company. Inyx Pharma focuses its expertise on development-led manufacturing in the sterile pharmaceutical, finished-dosage form, outsourcing sector. It specializes in niche products and technologies for the treatment of respiratory, allergy, dermatological, and topical conditions. Inyx Pharma's client base is comprised of blue-chip ethical pharmaceutical companies, branded generic firms and biotechnology groups.

         To reflect its new operating business, the Company changed its name on May 6, 2003 to Inyx, Inc.

RESULTS OF OPERATIONS

         Three Months Ended March 31, 2003 Compared to Three Months ended March 31, 2002

         For the three month periods ended March 31, 2003 and 2002, the Company generated revenues of -0- and $11,426 respectively. The decrease is mainly attributable to change of company strategic focus and the sale of all livestock on March 6, 2003. The disposition of the horses was consistent with the new strategic direction the Company decided to pursue, as described above under the Overview section and in the subsequent events section under Item 5 of this report.

         The Company's expenses during these corresponding periods relate principally to training and veterinarian expenses. Total operating expenses decreased to $14,321 for the three month period ended March 31, 2003 from $33,429 for the comparable period in 2002.

         Total net losses for the quarters ended March 31, 2003 and 2002 were $24,908 and $22,003 respectively. The net loss for the period ended March 31, 2003 included a loss on sale of livestock of $10,587.

         Net loss per share was $0.005 and $0.004 for each three month period. On February 19, 2003 the outstanding shares amounting to 1,000,000 were split at a forward stock split at a ratio of 5 to 1, as a result 4,000,000 shares of common stock were issued.

LIQUIDITY AND CAPITAL RESOURCES

         Due to its continuing losses and limited revenues, the Company is dependant on funding of working from its significant Stockholder in the form of Stockholder loans.

         Subsequent to the March 24, 2003 change of control as described above, the Company changed its business focus from thoroughbred horse racing to the pharmaceutical industry. Until it properly capitalizes itself, it is the intent of the new significant Stockholders to provide sufficient working capital necessary during the transition/integration period to preserve the integrity of the corporate entity until the Company is able to obtain a more traditional source of financing. However there is no binding obligation for either management or significant Stockholders to provide additional future funding.

         Management believes that with its recent acquisition of Inyx Pharma Limited ("Inyx Pharma"), the Company will have sufficient working capital from operations of its newly acquired subsidiary to fund its immediate capital requirements. However there is no formal agreement between the Company and its major stockholders to provide any funding at this time.

Item 3. Controls and Procedures.

         Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chairman, and its Vice President of Finance. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act. The two Executive officers responsible for the financial reporting and disclosure are also in control of the books and records of the Company and are involved first hand in the decision making process of material transactions.

                          PART II -- OTHER INFORMATION



Item 5. Other Information.

SUBSEQUENT EVENTS

         On April 17, 2003 the Company entered into a Finders' Fee Agreements with five companies (the "Finders") in connection with the proposed acquisition by the Company of all of the issued and outstanding shares of Inyx Pharma Limited ("Inyx Pharma"). On closing of the proposed acquisition (see below) the Company issued 2,450,000 restricted shares of Common Stock to the Finders for their role in facilitating the transaction

         On April 21, 2003 the Company entered into a two year Business Advisory and Financial Consulting Services Agreement ("the Agreement") with a consultant to provide advice and council regarding the Company's strategic business plans and other consulting needs. As consideration for this Agreement the Company issued 1,500,000 restricted shares of common stock.

         On April 25, 2003 the Company acquired all the outstanding shares of Inyx Pharma through a share exchange transaction whereby the Inyx Stockholders became the owners of a majority interest in the Company and Inyx Pharma survived as a subsidiary of the Company.

         On May 1, 2003 the Company adopted a Stock Option Plan which provides for the granting of options for the benefit of employees officers and directors. The total number of shares that may be issued under the plan amounts to 5,000,000.

         On May 6, 2003 the Company changed its name to Inyx, Inc.

         On May 14, 2003, the Company's trading symbol on the Nasdaq over the counter bulletin board was changed to "IYXI".

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  99.1     -        Certification  of Jack Kachkar under Section
                                    906 of the Sarbanes- Oxley Act of 2002 is furnished hereby.

                  99.2     -        Certification   of  Rima  Goldshmidt   under
                                    Section  906  of the  Sarbanes-Oxley  Act of
                                    2002 is provided hereby.

         (b)      Reports on Form 8-K.

         Form 8-K filed on February 19, 2003 reporting under Item 5 that a press release was issued on February 19, 2003, announcing a five for one forward split of the Company's common stock.

         Form 8-K filed on April 2, 2003 reporting a change of control of the Registrant under Item 1 and the Change in Registrant's Certifying Accountant under Item 4.

         Form 8-K filed on April 28, 2003 reporting the conclusion of the previously announced acquisition of all outstanding common stock of Inyx Pharma Limited by the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 19, 2003



                                                     INYX, INC.


                                                     By:  /s/ Rima Goldshmidt
                                                        ------------------------
                                                        Rima Goldshmidt,
                                                        Vice President Finance

                                 CERTIFICATIONS
                                 --------------

I, Jack Kachkar, Chairman and acting Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Inyx, Inc. formerly known as Doblique, Inc. ;

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



Date:  May 19, 2003



                                                     /s/ Jack Kachkar
                                                     ----------------
                                                     Jack Kachkar

I, Rima Goldshmidt, Vice President of Finance and acting Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Inyx, Inc. formerly known as Doblique, Inc. ;

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



Date:  May 19, 2003



                                                     /s/ Rima Goldshmidt
                                                     -------------------
                                                     Rima Goldshmidt