Form 10QSB
period 2003-06-30
INYX INC
filed 2003-08-20
CIK 1114241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from _________________ to _________________

                        Commission file number 333-83152


                                   Inyx, Inc.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                                75-28700720
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


                  801 Brickell, 9th Floor, Miami, Florida 33131
                    (Address of principal executive offices)

                                 (305) 789-6649
                          (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X] No [_].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 2003: 24,950,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

Include whether Registrant is an accelerated filer:    Yes [ ] No [X]


                         PART I-- FINANCIAL INFORMATION
                          Item 1. Financial Statements.
                        INYX, INC. (f/k/a Doblique, Inc.)
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                               June 30,       December 31,
                                                                 2003             2002
                                                              (Unaudited)
                                     Assets
Current assets:
         Cash                                                $          31    $          25
         Accounts receivables, net                                   3,127             --
         Inventory                                                     845             --
         Other current assets                                        1,391             --
                                                             -------------    -------------
                           Total current assets                      5,394               25
                                                             -------------    -------------

Property, plant and equipment, net                                   5,152             --
Livestock, net                                                        --                 59
Goodwill                                                            10,665             --
                                                             -------------    -------------
                                                                    15,817               59
                                                             -------------    -------------

                                                             $      21,211    $          84
                                                             =============    =============


                      Liabilities and Stockholders' Equity

Current liabilities:
         Line of credit with financial institution           $       2,294    $        --
         Accounts payable                                            1,896                8
         Other current liabilities                                     385              223
         Current portion of long term debt                           1,386             --
                                                             -------------    -------------
                  Total current liabilities                          5,961              231
                                                             -------------    -------------

Term loan                                                            1,879             --
Convertible note                                                     4,201             --
                                                             -------------    -------------
                  Total long term liabilities                        6,080             --
                                                             -------------    -------------
Stockholders' equity (deficit):
               Preferred Stock - $0.001 par value
                10,000,000 shares authorized
                 -0-  shares issued and outstanding                   --               --
         Common stock - $0.001 par value
          150,000,000 shares authorized
           24,950,000 shares issued and
           outstanding                                                  25                1
         Additional paid-in capital                                 10,817               48
         Accumulated equity                                         (1,692)            (196)
              Foreign currency translation adjustment                   20             --
                                                             -------------    -------------
                  Total stockholders' equity (deficit)               9,170             (147)
                                                             -------------    -------------
Total liabilities and stockholders' equity                   $      21,211    $          84
                                                             =============    =============


See accompanying notes to financial statements.


                        INYX, INC. (f/k/a Doblique, Inc.)
                 Condensed Consolidated Statements of Operations
                    (In Thousands, Except per Share Amounts)

                                                     Six months ended June 30,      Three months ended June 30,
                                                           (unaudited)                     (unaudited)
                                                           -----------                     -----------

                                                        2003            2002            2003            2002
                                                    ------------    ------------    ------------    ------------

Net Revenues                                        $      5,068    $       --      $      5,068    $       --
Cost of goods sold                                         3,933            --             3,933            --
                                                    ------------    ------------    ------------    ------------

         Gross profit                                      1,135            --             1,135            --

Expenses:
         General and administrative expenses               2,510            --             2,511            --
         Selling expenses                                     96            --                96            --
                                                    ------------    ------------    ------------    ------------

                  Total operating expenses                 2,606            --             2,607            --

(Loss) from operations before other expenses              (1,471)           --            (1,472)           --
Other income (expense):
         Interest expense                                    159            --               159            --
         Depreciation and amortization                       128            --               128            --
                                                    ------------    ------------    ------------    ------------

                                                             287            --               287            --

Loss before provision for income taxes and
             Discontinued operations                      (1,758)           --            (1,759)           --

Provision for income taxes                                   288            --               288            --
                                                    ------------    ------------    ------------    ------------

Loss from continuing operations                           (1,470)           --            (1,471)           --

Loss from discontinued operations, net of tax                (25)            (50)           --               (28)
                                                    ------------    ------------    ------------    ------------
Net loss                                            $     (1,495)   $        (50)   $     (1,471)   $        (28)
                                                    ============    ============    ============    ============
Loss per share of common stock outstanding
         Basic and fully diluted
                  -From continuing operations       $      (0.12)   $      (0.00)   $      (0.08)   $      (0.00)
                                                    ============    ============    ============    ============
                  - After discontinued operations   $      (0.12)   $      (0.01)   $      (0.08)   $      (0.01)
                                                    ============    ============    ============    ============
Weighted-average number of shares
  outstanding - basic and fully diluted               12,150,829       5,000,000      19,223,077       5,000,000
                                                    ============    ============    ============    ============


See accompanying notes to financial statements.


                        INYX, INC. (F/K/A DOBLIQUE, INC.)

  Statements of Changes in Stockholders' Equity and Other Comprehensive Income


                                                                                         Other
                                     Common Stock                     Additional       Compreha-
                                       Number of                       Paid-in           nsive        Accumulated
                                        Shares        Par Value        Capital        Income/Loss       Deficit          Total
                                     ------------    ------------    ------------    ------------    ------------    ------------
Balances at
  December 31, 2000                     1,000,000    $      1,000            --                      $       (983)   $         17

Capital contributed by a
   controlling Stockholder in the
   form of executive compensation            --              --            24,000                            --            24,000

Net loss                                     --              --              --                           (82,144)        (82,144)
                                     ------------    ------------    ------------    ------------    ------------    ------------

Balances at
  December 31, 2001                     1,000,000           1,000          24,000            --           (83,127)        (58,127)

Capital contributed by a
   controlling Stockholder in the
   form of executive compensation            --              --            24,000                            --            24,000

Net loss                                     --              --              --                          (113,066)       (113,066)
                                     ------------    ------------    ------------    ------------    ------------    ------------

Balances at
  December 31, 2002                     1,000,000           1,000          48,000            --          (196,193)       (147,193)

Stock split (March 3, 2003)             4,000,000           4,000          (4,000)                                           --

Capital contributed by a
   controlling Stockholder in the
   form of executive compensation                                               6                                               6

Capital contributed by a
   controlling Stockholder in the
   form of debt forgiveness                                               170,000                                         170,000

Net loss                                                                                                  (25,000)        (25,000)
                                     ------------    ------------    ------------    ------------    ------------    ------------

Balance at March 31, 2003               5,000,000           5,000         214,006            --          (221,193)         (2,187)

Issuance of Stock for finders fees      2,450,000           2,450       1,302,175                                       1,304,625

Issuance of Stock for services          1,500,000           1,500         797,250                                         798,750

Issuance of Stock for reverse
   acquisition of Inyx Pharma          16,000,000          16,000       8,504,000                                       8,520,000

Net loss                                                                                               (1,470,560)     (1,470,560)

Foreign currency translation
  Adjustment                               20,000          20,000
                                     ------------    ------------    ------------    ------------    ------------    ------------

Balance at June 30, 2003               24,950,000    $     24,950    $ 10,817,431    $     20,000    $ (1,691,753)   $  9,170,628
                                     ============    ============    ============    ============    ============    ============

See accompanying notes to financial statements.


                        INYX, INC. (f/k/a Doblique, Inc.)
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                         Six months ended June 30,    Three months ended June 30,
                                                               (unaudited)                    (unaudited)
                                                               -----------                    -----------

                                                             2003           2002           2003           2002
                                                         -----------    -----------    -----------    -----------
Cash flows from operating activities:
         Loss for the period                             $    (1,470)   $      --      $    (1,471)   $      --
         Adjustments to reconcile net loss to net cash
         provided by operating activities:
         Depreciation                                            128           --              128
         Deferred income taxes                                  (299)          --             (299)          --
         Issuance of stock for services                          799           --              799           --
         Change in non-cash operating working capital         (2,828)          --           (2,826)          --
                                                         -----------    -----------    -----------    -----------

         Net cash used in continuing
         operating activities                                 (3,670)          --           (3,669)          --
                                                         -----------    -----------    -----------    -----------
         Cash (used in) provided from discontinued
         operations                                               35             (9)          --               15
                                                         -----------    -----------    -----------    -----------
                                                              (3,635)            (9)        (3,669)            15


Cash flows from investing activities:
         Purchase of fixed assets                             (5,280)          --           (5,280)          --
         Goodwill and acquisition costs                         (841)          --             (841)          --
                                                         -----------    -----------    -----------    -----------

Net cash (used in) provided by investing activities           (6,121)          --           (6,121)          --
                                                         -----------    -----------    -----------    -----------

Cash flows from financing activities:
         Advances by stockholder                                  50           --              109           --
         Advances against line of credit                       2,294           --            2,294           --
         Proceeds from issuance of long term debt              3,593           --            3,593           --
         Repayment of long term debt                            (328)          --             (328)          --
         Proceeds from issuance of promissory note             4,133           --            4,133           --
                                                         -----------    -----------    -----------    -----------

Net cash provided by financing activities                      9,742           --            9,801           --
                                                         -----------    -----------    -----------    -----------

Effect of foreign exchange rate changes on cash                   20           --               20           --
                                                         -----------    -----------    -----------    -----------

Net increase (decrease) in cash                                    6             (9)            31             15
Cash at beginning of period                                       25             28           --                4
                                                         -----------    -----------    -----------    -----------

Cash at end of period                                    $        31    $        19    $        31    $        19
                                                         ===========    ===========    ===========    ===========

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1:  Unaudited Consolidated Financial Statements
------   -------------------------------------------

         The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended December 31, 2002.

         The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended December 31, 2002, which are included in Form 10-KSB.

         In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the three-month period ended June 30, 2003 are not necessarily indicative of operating results to be expected for a full year. These consolidated financial statements of Inyx, Inc. and its wholly-owned subsidiary:
Inyx Pharma Limited. All intercompany transactions and balances have been eliminated in consolidation.

NOTE 2:  Comprehensive Income
------   --------------------

         Comprehensive   income   (loss)  from  foreign   currency   translation
adjustments for the six months ended June 30, 2003 was $20,000. There were no such adjustments in the prior year.

NOTE 3:  Shareholders' Equity (Deficit)
------   ------------------------------

         On April 17, 2003 the Company issued 2,450,000 shares of restricted common stock as a fee to Saintsbury Management Corp., Grosvenor Trust Company, Ltd., Liberty Management LLC, TriFinity Venture Corporation, and BPL Corp. as finders fees for their role in facilitating the transaction with Inyx Pharma. On April 21, 2003 the Company issued 1,500,000 shares of restricted common stock to Mr. Jordan Slatt as consideration for business advisory and financial consulting services. On June 26, 2003, the Company filed an S-8 registration statement to register the Slatt securities.

         On April 28, 2003 the Company issued 16,000,000 shares of restricted common stock for 100% of the issued and outstanding shares of Inyx Pharma in a reverse merger acquisition.

NOTE 4:  Stock Based Compensation
------   ------------------------

         On May 1, 2003 the Company adopted a Stock Option Plan which provides for the granting of incentive stock options and non qualified stock options for the benefit of employees officers and directors. The total number of shares that may be issued under the plan amounts to 5,000,000. The exercise price per share must be at least equal to the fair market price at the time of grant. The Company Granted 2,755,000 options during the three month period ended June 30, 2003.

         The Company applies the intrinsic value based method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company's pro forma net income (loss) and earnings (loss) per share would have been as indicated below had the fair value of all option grants been charged to salaries, wages, and benefits in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (in thousands, except per share data):

                                    Six Months Ended June 30,    Three Months Ended June 30,
                                        2003           2002           2003           2002
(in thousands)                      -----------    -----------    -----------    -----------

Reported net loss                   $    (1,495)   $      --      $    (1,471)   $      --
Less:
Stock based employee compensation
(net of tax) using the fair value
method                                      747           --            373             --
                                    --------------------------------------------------------

Pro forma net loss                  $    (2,242)   $      --      $    (1,844)   $      --
                                    --------------------------------------------------------


Reported net loss per share         $     (0.12)   $     (0.00)   $     (0.08)    $    (0.00)
                                    --------------------------------------------------------

Pro Forma net loss per share        $     (0.18)   $     (0.01)   $     (0.96)    $    (0.01)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over their vesting period. Additional options may be granted in the future.

NOTE 5:  Earnings (loss) per share
------   -------------------------

         Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of common stock issuable upon exercise of stock options using the treasury stock method. No adjustments to earnings were made for purposes of per share calculations. The Company has reported a net loss for both the three and six month periods ended June 30, 2003 and 2002. As a result, 3,055,000 shares of common stock issuable upon exercise of stock options and warrants have been excluded from the calculation of diluted loss per share for both the three and six month periods ended June 30, 2003 because their inclusion would be antidilutive. At June 30, 2003, outstanding options and warrants to acquire 3,055,000 shares of common stock were not considered potentially dilutive common shares due to the exercise price being higher than the stock price used in the EPS calculation.

NOTE 6:  Warrants
------   --------

         The Company granted 300,000 warrants to purchase a maximum of 300,000 whole shares of common stock of the Company at prices ranging from $1.10 to $3.10 per share, during the three month period ended June 30, 2003. The warrants expire on September 26, 2006.

NOTE 7: Acquisitions
------  ------------

         On April 28, 2003, the Company acquired 100% of the outstanding common stock of Inyx Pharma Limited ("Inyx Pharma") by issuing 16,000,000 shares of the Company's common stock. Total cost of acquisition included $1.6 million of additional indirect costs of which $334 was paid in cash and the balance by issuing stock as consideration for finders fees. Inyx Pharma Limited is in the business of manufacturing pharmaceutical aerosol sprays along with irrigation and injectible solutions. The transaction resulted in recording of goodwill in the amount of $8.71 million, which the Company will assess on an annual basis for impairment.

         On March 7, 2003, Inyx Pharma, the Company's fully owned subsidiary, acquired the business assets of Miza UK from the court appointed Administrator, the transaction was recorded as a purchase and resulted in recording of goodwill amounting to $1.95 million. Additionally, Inyx Pharma issued $7.5 million in debt to effect the transaction.

NOTE 8:  Discontinued Operations
------   -----------------------

         Effective March 6, 2003 the Company sold assets to the operations of Doblique, Inc., to a third party for cash and has discontinued the business of owning and racing thoroughbred race horses. Accordingly, the results of operations and changes in cash flow of the business have been disclosed separately from those of continuing operations.

NOTE 9:  Subsequent Event
------   ----------------

         On July 1, 2003 the Company entered into a two year Business and Corporate Development Advisory Consulting Services Agreement (the "Agreement") with a consultant to provide advice and council regarding the Company's strategic business and development plans and other consulting needs. Consideration for this Agreement amounts to approximately $170,000 over the two year term.


PRO FORMA FINANCIAL STATEMENT INFORMATION

         The following is a condensed consolidated balance sheet showing the fair values of assets acquired and liabilities assumed as of March 31, 2003:


         INYX, INC. (f/k/a Doblique, Inc.)
    Unaudited Pro Forma Condensed Consolidated Balance Sheet
March 31, 2003
     (In Thousands)

                                                         Inyx, Inc.       Pro          Inyx         Pro          Total
                                                                         Forma        Pharma        Forma
                                                                          Adj.                       Adj.
                                                                          (1)                        (2)
                                                         ----------    ----------   ----------   ----------    ----------
Current assets
      Cash                                               $        0                 $      433                        433
      Inventory                                               1,318                      1,318
      Prepaid and other assets                                  677                        677
                                                         ----------                 ----------                 ----------
            Total current assets                               --                        2,428                      2,428

Property, plant and equipment, net                                                       5,131                      5,131
Goodwill                                                                                 1,916   $    8,716        10,632
Investment in subsidiary                                               $   10,159                   (10,159)            0
                                                         ----------                 ----------                 ----------
            Total assets                                 $     --                   $    9,475                 $   18,191
                                                         ==========                 ==========                 ==========


Liabilities and Stockholders' Equity
Current liabilities
      Revolving loan                                                                $       53                 $       53
      Accounts payable and accrued expenses              $        2                        476                        478
      Due to shareholder                                                      334                                     334
                                                         ----------                 ----------                 ----------
            Total current liabilities                             2                        529                        865

Term loan                                                                                3,494                      3,494
Promissory note                                                                          4,009                      4,009
                                                         ----------                 ----------                 ----------
            Total liabilities                                     2                      8,032                      8,368
                                                         ----------                 ----------                 ----------

Stockholders' Equity
      Common stock                                                5            18            2           (2)           23
      Subscription receivable                                                             (641)         641          --
      Additional paid in capital                                214         9,807        2,082       (2,082)       10,021
      Accumulated equity                                       (221)                                                 (221)
                                                         ----------                 ----------                 ----------
            Total stockholders' equity                           (2)                     1,443                      9,823
                                                         ----------                 ----------                 ----------

            Total liabilities and stockholders' equity   $        0                 $    9,475                 $   18,191
                                                         ==========                 ==========                 ==========


(1) To record the acquisition of all of the issued and outstanding common stock of Inyx Pharma in a stock for stock reverse merger requiring the issuance of 16,000,000 of the Company's common stock
(2) To eliminate subsidiary equity and to record goodwill relating to the acquisition of the issued and outstanding common stock of Inyx Pharma

         The following condensed consolidated statements of operations is based on the assumption that the acquisition of Inyx Pharma Limited took place as of January 1, 2003 and includes the operations of Miza Pharmaceuticals (UK) Limited ("Miza UK") the predecessor to Inyx Pharma Limited for the period January 1, 2003 to March 7, 2003 and Inyx Pharma Limited for the period March 7, 2003 to June 30, 2003. On March 7, 2003, Inyx Pharma Limited acquired the operating assets of Miza UK from a court appointed Administrator and continued the operations of Miza in unbroken succession. The acquisition did not include the operations of Miza's Bio Pharma division which have been eliminated for the purposes of these pro forma statements.

         For the periods ended June 30, 2002 and December 31, 2002, the operations of Miza UK as predecessor to Inyx Pharma Limited are presented for comparative analysis after the elimination of Miza's biopharma division.

         For the periods ended June 30, 2003 and 2002 and December 31, 2002, operations relating to the business of the former Doblique, Inc. now Inyx, Inc. have been eliminated from these pro forma statements as if the divestiture of assets and liabilities and the discontinuance of related operations occurred on January 1, 2003 and 2002.


                        INYX, INC. (f/k/a Doblique, Inc.)
      Unaudited Pro Forma Condensed Consolidating Statements of Operations
                  For the Six Month Period Ended June 30, 2003
                                 (In Thousands)

                                                                                         Pro Forma
                                                                                            Adj.
                                               Inyx, Inc.    Inyx Pharma   Miza UK (1)      (2)           Total
                                               ----------    ----------    ----------                  ----------
Net Revenues                                   $     --      $    5,068    $    2,396                  $    7,464
Cost of goods sold                                   --           3,933         1,876                       5,809
                                               ----------    ----------    ----------                  ----------
     Gross profit                              $     --      $    1,135    $      520                        1,655

Expenses:
    Livestock and Jockey expenses                       2                                        (2)         --
    General and administrative expenses             1,425         1,094           535            (9)        3,045
    Selling expenses                                                96             51                         147
                                               ----------    ----------    ----------                  ----------

          Total operating expenses             $    1,427    $    1,190    $      586                       3,192
                                               ----------    ----------    ----------                  ----------

(Loss) from operations before other expenses       (1,427)          (55)          (66)                     (1,537)

Other expense (income):
    Administration expense                                                         55           (55)         --
    Loss on sale of livestock                          11                                       (11)         --
    Management fees                                  (619)          619          --                          --
    Interest expense                                                159           429                         588
    Depreciation and amortization                       3           128           348            (3)          476
                                               ----------    ----------    ----------                  ----------
                                                     (605)          906           832                       1,064

Loss before provision for income taxes               (822)         (961)         (898)                     (2,600)

Provision for income taxes                                          288           269                          557
                                               ----------    ----------    ----------                   ----------

Net (loss)                                     $     (822)   $     (673)   $     (629)                     $(2,043)
                                               ==========    ==========    ==========                   ==========


(1) Excluding the activity of Bio Pharma division which was not included in the acquisition
(2) This is the adjustment to remove the results of operations relating to the business of owning and racing horses. The Company divested itself of this business on March 6, 2003.


                        Inyx, Inc. (f/k/a Doblique, Inc.)
      Unaudited Pro Forma Condensed Consolidating Statements of Operations
                  For the Six Month Period Ended June 30, 2002
                                 (In Thousands)


                                                                                              Pro Forma
                                                                                                 Adj.        Consolidated
                                                                 Inyx, Inc.     Miza UK (1)      (2)             Total

Net Revenues                                                     $        34    $    14,012            (34)   $    14,012
Cost of goods sold                                                      --           10,034                        10,034
                                                                 -----------    -----------                   -----------
                          Gross profit                                    34          3,978                         3,978

Expenses:
              Livestock and Jockey expenses                               46           --              (46)          --
              General and administrative expenses                         16          2,471            (16)         2,471
              Selling expenses                                          --              203                           203
                                                                 -----------    -----------                   -----------

                                      Total operating expenses            62          2,674                         2,674
                                                                 -----------    -----------                   -----------

(Loss) Income from operations before other expenses                      (28)         1,304                         1,303

Other expense:
              Loss on sale of livestock                                   12           --              (12)          --
              Management fees                                           (326)          --                            (326)
              Interest expense                                          --              848                           848
              Depreciation and amortization                               10            432            (10)           432
                                                                 -----------    -----------                   -----------
                                                                        (304)         1,280                           954

 Profit before provision for income taxes                                276             24                           350

Provision for income taxes                                              --             (105)                         (105)
                                                                 -----------    -----------                   -----------

Net income (loss)                                                $       276    $       (81)                  $       245
                                                                 ===========    ===========                   ===========


(1) Excluding the activity relating to the Bio Pharma division which was not included in the acquisition.
(2) This is the adjustment to remove the results of operations relating to the business of owning and racing thoroughbred race horses. The horses were sold for cash to a third party on March 6, 2003.


Item 2. Management's Discussion and Analysis or Plan of Operations

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

OVERVIEW

         The Company, was incorporated under the laws of Nevada in March 2000. In July 2002, it became a publicly-traded company when it completed a registration statement for the sale, by its principal stockholder, of 2,450,000 shares of common stock. The Company's common stock is traded on the Nasdaq's Over-the-Counter Bulletin Board ("OTCBB"). The Company voluntarily files annual, quarterly and periodic reports with the Securities and Exchange Commission pursuant to Section 15(d) of the Securities Exchange Act of 1934.

         On February 19th, 2003, the Company issued a press release announcing that the Company's Board of Directors had approved a 5 for 1 forward stock split of the Company's common stock in the form of a dividend of four million shares of common stock. The record date for the forward split was March 3, 2003. The Company had been in the business of owning and racing thoroughbred race horses at various major horse racing tracks throughout the United States. The horses previously owned by the Company were sold for cash on March 6, 2003 to a third party.

         On March 24, 2003, the Company's controlling stockholder accepted an unsolicited offer to sell a controlling block, 2,250,000 shares of common stock, representing approximately 45% of the Company's issued and outstanding shares to Medira Investments LLC. As part of that transaction, the Company's controlling stockholder also provided a release and discharge of all liabilities to the Company. At that time, the Company's controlling stockholder was owed $125,959 by Company.

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

         On April 22, 2003, the Company announced that it had agreed to acquire all of the issued and outstanding securities of Inyx Pharma Limited, a specialty pharmaceutical company incorporated under the laws of England and Wales ("Inyx Pharma"). Pursuant to that announcement, on April 17, 2003, the Company entered into an Agreement with five parties in which the Company agreed to issue 2,450,000 of shares of restricted common stock as a fee to these parties for their role in facilitating the transaction with Inyx Pharma.

         On April 21, 2003, the Company also entered into a two year Business Advisory and Financial Consulting Services Agreement with a consultant to provide advice and counsel regarding the Company's strategic business plans. As consideration for this Consulting Agreement, the Company issued 1,500,000 shares of restricted securities to the Consultant. The Company subsequently filed an S-8 registration statement to register those securities on June 26, 2003.

         On April 28, 2003, the Company concluded its acquisition of Inyx Pharma. The transaction consisted of an exchange of 100% of the outstanding common stock of Inyx Pharma, for 16 million shares of restricted common stock of the Company (the "Exchange"), representing approximately 64% of the shares outstanding after the exchange, as a result of which Inyx Pharma became a wholly owned subsidiary of the Company. Inyx Pharma focuses its expertise on development-led manufacturing in the sterile pharmaceutical, finished-dosage form, outsourcing sector. It specializes in niche products and technologies for the treatment of respiratory, allergy, dermatological, and topical conditions. Inyx Pharma's client base is comprised of blue-chip ethical pharmaceutical companies, branded generic firms and biotechnology groups.

         On May 1, 2003 the Company adopted a Stock Option Plan that provides for the granting of incentive stock options and non qualified stock options for the benefit of employees officers and directors. The total number of shares that may be issued under the plan amounts to 5,000,000. The exercise price per share must be at least equal to the fair market price at the time of grant.

         To reflect its new operating business, the Company changed its name on May 6, 2003 to Inyx, Inc.

         On June 26, 2003, the Company filed an S-8 registration statement to register its Stock Option Plan.

RESULTS OF OPERATIONS

Three-Month and Six-Month Periods Ended June 30, 2003

         The following discussion of the Company's results of operations for the three and six month periods ended June 30, 2003 focuses on the operations of its wholly owned subsidiary, Inyx Pharma, which was acquired on April 28, 2003. Prior to the acquisition of Inyx Pharma, the Company divested itself of all prior operations conducted as Doblique, Inc. The timing and reporting of the acquisition is such that the substance of the discussion centering on the Company's basic financial statements refers primarily to the three months ended June 30, 2003.

         As a consequence, a more extensive comparative analysis of the Company's operations for the three and six month periods ended June 30, 2003 and 2002 can be found in those sections of this discussion dealing with pro forma financial statement information.

         Net Revenue

         Net revenues for the three-months and six-months ended June 30, 2003 were $5.1 million, an increase of 100% from the comparative periods in prior year. The increase in revenue was attributed solely to the newly acquired business of Inyx Pharma. For the three and six month periods ended June 30, 2003, the Company's top three customers accounted for approximately $2.8 million or 54% of the Company's total net revenues.

         Pro forma net revenues for the six month period ended June 30, 2003 were $7.5 million as compared to $14 million for the six month period ended June 30, 2002. Revenues decreased by $6.5 million or 46% as compared to the pro forma revenue in the comparable period in 2002. The decrease is attributed to the fact that Inyx Pharma's predecessor company, Miza Pharmaceuticals (UK) Limited ("Miza UK"), was acquired out of Administration. Although most of the customer base was retained, the level of revenues has not yet been restored to the levels experienced by the predecessor company prior to the Administration period. This is primarily due to the Administration process, where necessary materials and components were not purchased to meet customer demand. The top three customers accounted for $3.8 million or 51% of pro forma net revenues for the six months period ended June 30, 2003 as compared to $10.3 million, from the same three customers, or 67% of total pro forma net revenue for the six months period ended June 30, 2002.

         The  Company  expects  revenues  from   manufacturing  and  development
revenues to be restored to levels experienced by the business assets acquired by Inyx Pharma prior to the Administration period.

         The Company's revenues are derived from pharmaceutical manufacturing and product formulation and development outsourcing services, including product stability, commercial scale-up, and validation and regulatory support for its clients' products. Future contract revenues are dependant upon the Company's clients maintaining or obtaining regulatory approval for the sale of their products in their designated markets. The Company does not presently derive any revenues from the sale of its own products.

         Cost of Goods Sold

         Cost of goods sold is associated with manufacturing and development revenues and includes materials, labor, factory overheads and technical affairs, which includes quality control and quality assurance regulatory support amounted to $3.9 million or 78% of net revenues ($5.1 million) for the three and six month periods ended June 30, 2003.

         Pro forma cost of goods sold for the six month period ended June 30, 2003 amounted to $5.8 million or 78% of net revenues ($7.5 million in pro forma net revenues) as compared to pro forma costs of goods sold of $10 million or 71% of net revenues ($14.0 million in pro forma net revenues) for the six month period ended June 30, 2002. The increase in cost of goods sold as a percentage of revenues is mostly due to a change in product mix and phase out of the Chlorofluorocarbon ("CFC") based respiratory product line. In 2003 the Metered Dose Inhaler ("MDI") line accounted for only 15% of overall production as compared to 41% in the same period in 2002. Historically CFC production has lower material costs as compared to the non CFC products. The Company is now focused on phasing in non CFC respiratory products

         The Company expects the cost of goods sold to be restored to levels experienced by the business assets acquired by Inyx Pharma prior to the Administration period as more customer contracts are initiated or renewed.

         Gross Profit

         Gross Profit amounted to $1.1 million or 22% of net revenues ($5.1 million) for the three and six month periods ended June 30, 2003.

         Pro forma gross profit for the six month period ended June 30, 2003 amounted to $1.7 million or 22% of net revenues ($7.5 million in pro forma net revenues) as compared to pro forma gross profit of $4 million or 28% of net revenues ($ 14 million) for the six month period ended June 30, 2002. The decrease in the pro forma gross profit for the six month period ended June 30, 2003 is a result of the Miza UK business operation being in Administration in the first two months of the year, the phase out of the CFC products, and start up costs relating to integration of the newly acquired business.

         The Company expects gross profit to be restored to levels experienced by the business assets acquired by Inyx Pharma prior to the Administration period as more customer contracts are initiated or renewed, and raw material inventory levels are restored.

         General and Administrative Expenses

         General and administrative expenses which includes corporate overhead costs were $2.5million or 50% of net revenues ($5.1 million) for the three and six month periods ended June 30, 2003.

         Pro forma general and administrative expenses were $3 million or 41% of pro forma net revenues ($7.5 million) for the six month periods ended June 30, 2003 as compared to pro forma general and administrative expenses of $2.4 million or 17% of net revenues ($14 million) for the six month period ended June 30, 2002.

         The increase in general and administrative expenses for the pro forma period ended June 30, 2003 is primarily due to the number of significant one time non recurring costs which were incurred by the Company in its reverse acquisition of Inyx Pharma, including start up and integration costs. These one time non-recurring costs amounted to approximately $1.1 million and included business consulting fees of $800 thousand, accounting and legal costs of $125 thousand and corporate development costs of $175 thousand.

         In addition during the six month period ended June 30, 2003 pay adjustment for key employees amounted to approximately $112 thousand. Also product liability and property insurance premiums were approximately $120 thousand higher in the six month period ended June 30, 2003 as compared to the same period in prior year.

         Additionally, during the pro forma period ended June 30, 2003, Miza UK incurred a number of additional general and administrative costs directly attributable to the Administration and sale processes the company was undergoing at the time.

         Selling Expenses

         Selling expenses were $96 thousand or 2% of net revenues for the three and six month periods ended June 30, 2003.

         Pro forma selling expenses amounted to $147 thousand or 2% of net revenues ($7.5 million) and $203 thousand or 1.5% of net revenues ($14.0 million) for the six month periods ended June 30, 2003 and 2002 respectively. Selling expense consists primarily of salaries, commissions and marketing costs associated with the commercial department of the business. Pro forma selling expenses as a percentage of revenues have slightly increased due to increasing marketing efforts following acquisition of the Inyx Pharma business.

         Operating Loss/Income

         Loss from operations amounted to $1.5 million or 29% of net revenues for the three and six month periods ended June 30, 2003.

         Pro forma loss from operations for the six months period ended June 30, 2003 amounted to $1.5 million or 20% of pro forma net revenues ($7.5 million) as compared to pro forma income from operations amounting to $1.3 million or 9% of pro forma net revenues ($14 million) for the same period in prior year. Pro forma loss from operations increased by $2.9 million from prior period which is due to the Administration process and the one time start up and integration costs.

         During the Administration process, the financial performance of the business assets acquired by Inyx Pharma was adversely affected due to administration costs, the lack of components and supplies, and subsequent shipping delays to customers.

         Interest Expense

         Interest expense amounted to $159 thousand, or approximately 3% of net revenues for the three and six month periods ended June 30, 2003 and 2002 respectively.

         Pro forma interest expense for the six month period ended June 30, 2003 amounted to $588 thousand or 8% of net revenues as compared to $848 thousand or 6% of net revenue for the six month period ended June 30, 2002. Interest expense for the six month period ended June 30, 2003 relates to the Inyx Pharma indebtedness including working capital obtained to finance the acquisition of Miza UK business assets.

         Depreciation and Amortization

         Depreciation and amortization expenses were $128 thousand or approximately 3% of net revenue for the three month period ended June 30, 2003 and $131 thousand or approximately 3% of net revenue for the six month period ended June 30, 2003. The first quarter in the year includes approximately $10 thousand relating to depreciation of livestock which were part of the assets sold to a third party by the Company.

         Pro forma depreciation expense amounted to $476 or 6% of net revenues for the six month period ended June 30, 2003 as compared to $432 thousand or 3% of net revenues for the six month period ended June 30, 2002.

         The Company states the value of its property and equipment at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from 50 years for buildings to 3-10 years for equipment.

         Amortization of trademarks and trade names, and other intangibles is determined utilizing the straight-line method based on the estimated useful lives of the intangibles.

         Goodwill is not amortized but will be subject to annual review to determine whether there is any impairment of the value ascribed to it.

         Net Income/Loss

         Net loss for the three-months and six-months ended June 30, 2003 was $1.5 million.

         Pro forma net loss for the six month period ended June 30, 2003 amounted to $2.0 million as compared to pro forma net income of $454 thousand for the six month ended June 30, 2002. Pro forma net loss increased by $2.5 million or 5.5%. The major reason for the change is attributed to the predecessor company operating under the Administration order in the first quarter of 2003. In addition the Company incurred start up costs in connection with the acquisition regarding share exchange transaction and the phasing out of the CFC product line.

         Although the business assets of Miza UK were acquired out of Administration, most of the customer base was retained and prior results may be indicative of the future operations. the Company expects to achieve profitability and have positive cash flows from the Miza UK operations it acquired. However, there can be no assurance that the Company's forecasts will be met.

EXPECTATIONS

         Although the Company's subsidiary, Inyx Pharma acquired the business assets of Miza UK out of Administration, most of the customer base was retained and results prior to the Administration period, when the operation was profitable, may be indicative of the future operations.

         Certain contracts entered into during 2003 should enable the Company to restore its revenues and profitability levels previously experienced by the predecessor business operation, prior to the Administration period. These contracts include a respiratory development and commercialization contract with a leading pan-European generic pharmaceutical manufacturer and a dermatology development and commercialization contract with Stiefel Laboratories, Inc.

         Initially, these agreements are expected to add approximately $800,000 to each of the Company's 2003 and 2004 revenues and then increasing to $1.2 million in 2005. Gross profit is expected to exceed 30 percent as a percentage of revenues. Upon commencement of commercial manufacturing, the increased manufacturing volume will also contribute to the Company's overall profitability due a result of increased capacity utilization and subsequent overhead absorption.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through revenue from contract manufacturing and product development contracts, stockholder equity, credit facilities, and financing of property, equipment and inventory acquisitions. Additionally, the Company has been dependant on funding of its working capital from its major stockholders in the form of stockholder loans. However, there is no binding obligation for these major stockholders to provide additional future funding. In addition, the Company is engaged in a private placement of up to $3 million of common stock.

         The Company believes that existing credit facilities, equity placement and cash generated from operations are sufficient to finance its current operations and working capital requirements. However, as a result of the long lead time required to order specialized raw materials and components necessary for the manufacture of some of its customers' products, the Company may require additional working capital to support the purchase and storage of such supplies, in order to meet those customers' delivery date requirements. Additionally, as the Company expects to increase its capital expenditures over the next few years as part of its growth strategy, it may be required to raise funds through additional borrowings or the issuance of additional debt or equity securities

         Also, in the event that Company makes significant future acquisitions or changes its capital structure, it may also be required to raise funds through additional borrowings or the issuance of additional debt or equity securities. The Company is presently actively pursuing acquisitions that may require the use of substantial capital resources. There are no present agreements or commitments with respect to any such acquisitions.

Analysis of Cash Flows
----------------------

         Three and six month period ended June 30, 2003

         The net cash used in operating activities for the three months period ended June 30, 2003 was $3.7 million. The net cash used in operating activities includes a net loss from continuing operations of $1.5 million adjusted by non-cash charges which includes depreciation and amortization of $128 thousand, deferred income taxes of $299, and issuance of stock as compensation of services amounting to $799. Net change in non cash operating working capital increased by $2.9 million, mostly attributed to the start up of operations under Inyx Pharma including an accounts receivables increase of $3 million as compared to the same period in the prior year. Inventory prepaids and other assets and deferred taxes also increased by $845 thousand, $1.1 million and $299 thousand as compared to same period in prior year.

         The net cash provided by financing activities for the three and six month period ended June 30, 2003 was approximately $9.8 million. During the three and six month period the long term debt issued amounting to $3.2 million and proceeds from issuance of promissory notes amounting to $4.2 million were used for acquisition of the business assets of Miza UK including working capital. The remainder of the cash provided from the proceeds of a line of credit amounting to $2.3 million was used to support operations. Stockholders provided $109 thousand and $50 thousand in advances in the three month and six month periods ended June 30, 2003 respectively.

         The net cash used by investing activities during the three and six month period ended June 30, 2003 was $6.1 million. During the three and six month period ended June 30, 2003 $5,280 was used for acquisition of fixed assets and $841 thousand related to out of pocket direct costs of acquisition.

External Sources of Liquidity
-----------------------------

         The Company's cash needs for the remainder of 2003 will be primarily related to capital expenditures, additional working capital to purchase materials and components to meet increasing production requirements and the necessary working capital to meet increasing corporate development costs.

         It is anticipated that the Company will spend approximately $2.5 million in capital expenditures in 2003 for its Inyx Pharma manufacturing operation. As a result of renewed customer contracts, new customer purchase orders, increasing corporate development and marketing costs, the Company will require an additional $2.5 million in working capital. Approximately $1.5 million of working capital will be utilized to purchase raw materials and components in advance to complete customers' production requirements. The remainder of the working capital is required to meet the Company's increasing corporate costs as it expands its business and corporate development programs including investor relation expenses, acquisition due diligence costs and consulting fees.

         The  Company  may be  required  to raise the  required  funds for these
capital   expenditures  and  working  capital  requirements  through  additional borrowings or through the issuance of additional debt or equity securities.

Item 3. Controls and Procedures

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

                          PART II -- OTHER INFORMATION

Item 2.  Changes in Securities

         The following equity securities were issued by Registrant during the second quarter of 2003.

         On April 22, 2003, the Company announced that it had agreed to acquire all of the issued and outstanding securities of Inyx Pharma Limited, a specialty pharmaceutical company incorporated under the laws of England and Wales ("Inyx Pharma"). Pursuant to that announcement, on April 17, 2003, the Company entered into an Agreement with five parties in which the Company agreed to issue 2,450,000 of shares of restricted common stock as a fee to these parties for their role in facilitating the transaction with Inyx Pharma.

         On April 21, 2003, the Company also entered into a two year Business Advisory and Financial Consulting Services Agreement with a consultant to provide advice and counsel regarding the Company's strategic business plans. As consideration for this Consulting Agreement, the Company issued 1,500,000 shares of restricted securities to the Consultant. The Company subsequently filed an S-8 registration statement to register those securities on June 26, 2003.

         On April 28, 2003, the Company concluded its acquisition of Inyx Pharma. The transaction consisted of an exchange of 100% of the outstanding common stock of Inyx Pharma, for 16 million shares of restricted common stock of the Company (the "Exchange"), representing approximately 64% of the shares outstanding after the exchange, as a result of which Inyx Pharma became a wholly owned subsidiary of the Company. Inyx Pharma focuses its expertise on development-led manufacturing in the sterile pharmaceutical, finished-dosage form, outsourcing sector. It specializes in niche products and technologies for the treatment of respiratory, allergy, dermatological, and topical conditions. Inyx Pharma's client base is comprised of blue-chip ethical pharmaceutical companies, branded generic firms and biotechnology groups.

         On May 1, 2003 the Company adopted a Stock Option Plan that provides for the granting of incentive stock options and non qualified stock options for the benefit of employees officers and directors. The total number of shares that may be issued under the plan amounts to 5,000,000. The exercise price per share must be at least equal to the fair market price at the time of grant.

         On June 26, 2003 The Company entered into a three month Consulting Agreement with National Financial Communications Corp. for public relations and communications services. As part of the Consideration for this agreement the Company issued warrants to purchase a maximum of 300,000 whole shares of common stock of the Company at prices ranging from $1.10 to $3.10 per share. The warrants expire in September 2006.

         All such securities were issued in private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933, Regulation D or Regulation S.

Item 4.  Submission of Matters to a Vote of Security Holders

         Effective May 1, 2003, the holders of 13,150,000 shares of common stock, representing 52.71 % of shares outstanding, executed a consent in writing amending and restating the Articles of Incorporation, adopting the 2003 Stock Option Plan, establishing the number of directors at six, and electing three directors consisting of Jack Kachkar, Ron Hodgson and Steve Handley. Two additional directors, Douglas Brown and Colin Hunter have been added by the Board to fill vacancies.

Item 5. Other Information.

         On July 1, 2003 the Company entered into a two year Business and Corporate Development Advisory Consulting Services Agreement (the "Agreement") with a consultant to provide advice and council regarding the Company's strategic business and development plans and other consulting needs. Consideration for this Agreement amounts to approximately $170,000 over the two year term.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  10.14 Consulting Agreement dated June 1, 2003 with National Financial Communications Corp.

                  10.15 Stock Purchase Warrant dated June 26, 2003 with National Financial Communications Corp.

                  10.16 Stock Purchase Warrant dated June 26, 2003 with Gary Geraci.

                  10.17 Business Consulting Services Agreement dated July 1, 2003 with Marc Couturier.

                  31.1 Certification of Jack Kachkar under Section 302 of the Sarbanes-Oxley Act of 2002 is furnished hereby.

                  31.2 Certification of Rima Goldshmidt under Section 302 of the Sarbanes-Oxley Act of 2002 is provided hereby.

                  32.1 Certification of Jack Kachkar under Section 906 of the Sarbanes-Oxley Act of 2002 is furnished hereby.

                  32.2 Certification of Rima Goldshmidt under Section 906 of the Sarbanes-Oxley Act of 2002 is provided hereby.

         (b)      Reports on Form 8-K.

         On February 19, 2003, Registrant filed a Form 8K reporting under item 5 that a press release was issued on February 19, 2003, announcing a five for one forward split of the Company's common stock.

         On April 2, 2003 Registrant filed a Form 8K reporting a change of control of the Registrant under item 1 and a Change in Registrant's Certifying Accountant under item 4.

         On May 13, 2003, Registrant filed a Form 8K describing in Items 1 and 2 a material acquisition and change of control of Registrant.

         On June 24, 2003, Registrant filed a Form 8K/A supplementing the Form 8K filed on May 13, 2003, with financial statements and a Management's Decision and Analysis or Plan of Operations.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 19, 2003

INYX, INC.


By: /s/ Rima Goldshmidt
   ----------------------
   Rima Goldshmidt,
   Vice President Finance