Form 10QSB
period 2003-09-30
INYX INC
filed 2003-11-14
CIK 1114241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from _______________ to _______________

                        Commission file number 333-83152


                                   Inyx, Inc.
        (Exact name of small business issuer as specified in its charter)

              Nevada                                        75-28700720
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


              801 Brickell Avenue, 9th Floor, Miami, Florida 33131
                    (Address of principal executive offices)

                                 (305) 789-6699
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X] No [ ].

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2003: 28,450,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

Include whether Registrant is an accelerated filer:    Yes [ ] No [X]


                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                        INYX, INC. (f/k/a Doblique, Inc.)
                           Consolidated Balance Sheets
                                 (In Thousands)

                                     Assets
                                     ------

                                                               September 30,     December 31,
                                                                    2003             2002
                                                                (Unaudited)
                                                               ------------------------------
Current assets:
     Cash                                                      $          15    $          25
     Accounts receivables, net                                         2,547             --
     Inventory, net                                                    1,082             --
     Other current assets                                              1,459             --
                                                               ------------------------------
           Total current assets                                        5,103               25
                                                               ------------------------------

Property, plant and equipment, net                                     5,057               59
Goodwill                                                              10,665             --
                                                               ------------------------------
                                                                      15,722               59
                                                               ------------------------------

                                                               $      20,825    $          84
                                                               ==============================

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
     Bank overdraft                                            $         154    $        --
     Line of credit with financial institution                         1,915             --
     Accounts payable                                                  2,478                8
     Other current liabilities                                           566              223
     Current portion of term loans                                     1,400             --
                                                               ------------------------------
           Total current liabilities                                   6,513              231
                                                               ------------------------------

Term loans                                                             1,580             --
Convertible note                                                       4,273             --

Shareholders' equity:
       Preferred stock - $0.001 par value, 10,000,000 shares
     authorized -0- shares issued and outstanding
     Common stock - $0.001 par value, 150,000,000 shares
       authorized, 25,450,000 shares issued and outstanding               25                1
     Subscription Proceeds, net                                          374             --
     Foreign currency translation adjustment                             (25)            --
     Additional paid-in capital                                       11,305               48
     Accumulated deficit                                              (3,220)            (196)
                                                               ------------------------------
           Total shareholders' equity:                                 8,459             (147)
                                                               ------------------------------

Total liabilities and shareholders' equity                     $      20,825    $          84
                                                               ==============================



See accompanying notes to financial statements.


                       INYX, INC. (f/k/a Doblique, Inc.)
                     Consolidated Statements of Operations
                                  (Unaudited)
                    (In Thousands, Except per share amounts)


                                                      Nine Months Ended              Three Months Ended
                                                        September 30,                   September 30,
                                                ------------------------------------------------------------
                                                    2003            2002            2003            2002
                                                     (1)
                                                ------------------------------------------------------------
Net revenues                                    $      8,134           --       $      3,067    $       --
Cost of goods sold                                     6,530           --              2,597            --
                                                ------------------------------------------------------------
      Gross profit                                     1,604            --               470            --

Expenses:
    General and administrative expenses                4,418            --             1,908            --
    Selling expenses                                     166            --                70            --
    Depreciation and amortization                        225            --                97            --
                                                ------------------------------------------------------------

             Total operating expenses                  4,809            --             2,075            --
                                                ------------------------------------------------------------

Loss from operations before other expenses            (2,980)           --            (1,508)           --

Other expense:
    Interest expense                                     304            --               145            --
                                                ------------------------------------------------------------
                                                         304            --               145            --

Loss before for income taxe benefit and
    discontinued operations                           (3,509)           --            (1,750)           --

Income tax benefit                                       510            --               222            --
                                                ------------------------------------------------------------

Loss from continuing operations                       (2,999)           --            (1,528)           --


Loss from discontinued operations, net of tax            (25)            (92)           --               (42)
                                                ------------------------------------------------------------

Net loss                                        $     (3,024)   $        (92)   $     (1,528)   $        (42)

Loss per share of common stock outstanding
 Basic and fully diluted
    From continuing operations                  $      (0.18)   $       --      $      (0.06)   $       --
                                                ============================================================
    Discontinued operations                     $      (0.00)   $      (0.02)   $       --      $      (0.01)
                                                ============================================================

Weighted-average number of shares
  outstanding - basic and fully diluted           16,521,245       5,000,000      25,119,565       5,000,000
                                                ============================================================


(1) Five months of actual operations

See accompanying notes to financial statements.


                        INYX, INC. (f/k/a Doblique, Inc.)
                            Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                            Nine Months Ended               Three Months Ended
                                                               September 30,                  September 30,
                                                       ------------------------------------------------------------
                                                           2003            2002            2003            2002
                                                            (1)
                                                       ------------------------------------------------------------
Cash flows from operating activities:
     Loss for the period                               $     (2,999)   $       --      $     (1,528)   $       --
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
        Depreciation                                            225            --                97            --
        Deferred income taxes                                  (530)           --              (231)           --
        Issuance of stock for services                          799            --              --              --
        Change in non cash operating working capital         (1,380)           --             1,447            --
                                                       ------------------------------------------------------------
     Net cash (used in) provided from continuing             (3,885)           --              (215)           --
        operations
     Net cash (used in) provided from discontinuing
        operations                                               35             (23)           --               (15)
                                                       ------------------------------------------------------------
              Net cash used in operating activities          (3,850)            (23)           (215)            (15)
                                                       ------------------------------------------------------------

Cash flows from investing activities:
     Purchase of fixed assets                                (5,282)           --                (2)           --
     Goodwill and acquisition costs                            (841)           --              --              --
                                                       ------------------------------------------------------------
           Net cash  (used in) investing activities          (6,123)           --                (2)           --
                                                       ------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from:
        Advances by stockholder                                 450            --               400            --
        Advances against line of credit                       1,915            --              (379)           --
        Proceeds from issuance of long term debt              3,643            --                50            --
        Repayment of long term debt                            (695)           --              (367)           --
        Proceeds from issuance of stock, net of issue
          costs of $12 thousand                                 388            --               388            --
        Procceds from issuance of promissory note             4,133
                                                       ------------------------------------------------------------

         Net cash provided by financing activities            9,834            --                92            --
                                                       ------------------------------------------------------------

Effect of foreign exchange rate changes
     on cash and cash equivalents                               (25)           --               (45)           --

Increase (decrease) in cash                                    (164)            (23)           (170)            (15)

Cash at beginning of period                                      25              27              31              19
                                                       ------------------------------------------------------------

Cash including bank overdraft at end of period         $       (139)   $          4    $       (139)   $          4
                                                       ============================================================

(1) Five months of actual operations

See accompanying notes to financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  Business Description
------   --------------------

         Inyx, Inc. (the Company,) was incorporated on March 28, 2000 under the laws of the State of Nevada under the name Doblique, Inc. Concurrent with the divestiture of Doblique's assets and the discontinuance of Doblique's operations, the Company changed its name to Inyx, Inc. and on April 28, 2003, the Company concluded its acquisition of Inyx Pharma Limited ("Inyx Pharma"). The transaction consisted of an exchange of 100% of the outstanding common stock of Inyx Pharma for 16 million shares of the Company's restricted common stock (the "Exchange"), representing approximately 64% of the shares outstanding after the Exchange, as a result of which Inyx Pharma became a wholly owned subsidiary of the Company.

         The Company  and its  subsidiaries  are  primarily  in the  business of
manufacturing   pharmaceuticals   aerosol  sprays  along  with   irrigation  and
injectible solutions. The Company operates its business as a single segment.

NOTE 2:  Summary of Significant Accounting Policies
------   ------------------------------------------

Consolidation
-------------

         The accompanying consolidated financial statements include the accounts of Inyx, Inc. and its wholly owned subsidiaries: Inyx Pharma Limited, a company formed under the laws of England and Wales; Inyx Canada, Inc. a federally incorporated Canadian Corporation; and Inyx Realty, Inc. a Florida corporation. All intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates
--------------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable
-------------------

         Accounts receivable are stated at the face amount net of allowance for doubtful accounts. Generally accepted accounting principles require that the allowance method be used to reflect bad debts. A provision for doubtful accounts has been established to reflect an allowance for uncollectible amounts.

Inventory
---------

         Inventory is stated at the lower of cost or market (net realizable value) on a first-in first-out basis.

Property and Equipment
----------------------

         Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from 50 years for buildings to 3-10 years for equipment.

Amortization
------------

Amortization of trademarks and trade names and other intangibles is determined utilizing the straight-line method based on the estimated useful lives of the intangibles as follows:

               Trade name and trade mark          15 years
               Customer list                      12 years
               Distribution routes                12 years

Long Lived Assets
-----------------

         The Company continually evaluates the carrying value of property and equipment, goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present for assets used in operations, and future cash flows are not expected to be sufficient to recover the assets carrying amount, an impairment loss would be charged to expense in the period identified.

Financial Instruments
---------------------

         Financial instruments consist of cash, accounts receivable, accounts payable, working line of credit, notes payable and long term obligations. The carrying values of these financial instruments approximate their fair market value as of September 30, 2003 and December 31, 2002.

Revenue Recognition
-------------------

         Revenues are recognized when products are shipped and risk of loss has transferred to the customer.

Per Share Data
--------------

         Basic income (loss) per share for each period is computed by dividing income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share does not include the effects of common stock equivalents as they are anti-dilutive.

Basic weighted and dilutive average number of shares outstanding is as follows:

                                                       Three Months Ended
                                                -------------------------------
                                                September 30,     September 30,
                                                    2003              2002
                                                    ----              ----

      Basic and diluted weighted average
         Number of shares outstanding            25,119,565        5,000,000


Concentration of Credit Risk
----------------------------

         The Company obtains detailed credit evaluations of customers generally without requiring collateral, and establishes credit limits as required.
Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit risk losses and maintains an allowance for anticipated losses. For the nine month period ended September 30, 2003 three customers represented 42% and 35% of total revenues and total receivables respectively, there was no similar concentration of risk for the comparative period in 2002.

Income Taxes
------------

         The Company has adopted SFAS 109 and this pronouncement caused no material changes on the financial statements.

Translation of Foreign Currency
-------------------------------

         The Company's statements are translated in accordance with Statement of Financial Accounting Standards No. 52 (SFA No. 52), which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing during the period. For purposes of SFAS No. 52, the Company considers the U.S. Dollar to be the reporting currency. The accompanying financial statements are presented in U.S. Dollars. The effects of unrealized exchange fluctuations on translating foreign currency assets and liabilities into U.S. Dollars are accumulated as a cumulative translation adjustment in stockholders' equity. Realized gains and losses from foreign currency transactions are included in the results of operation for the period. Fluctuations arising from inter-company transactions are of long term in nature and are accumulated as cumulative translation adjustments.

Unaudited Consolidated Interim Financial Statements
---------------------------------------------------

         The accompanying consolidated financial statements of the Company for the three-month and nine-month periods ended September 30, 2003 and 2002 are unaudited.

         In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the three-month period ended September 30, 2003 are not necessarily indicative of operating results to be expected for a full year.

NOTE 3:  Inventory
------   ---------

         Inventories consist of the following:

                            September 30, 2003    December 31, 2002
                              (In thousands)        (In thousands)
                              --------------        --------------
Finished goods                  $      2              $   --

Work in process                      275                  --

Raw materials                        971                  --

   Obsolescence Provision           (166)                 --
                                --------              --------

                                $  1,082              $   --
                                ========              ========

NOTE 4:  Property Plant and Equipment
------   ----------------------------

Property plant and equipment consist of the following at September 30, 2003 and December 31, 2002.


                            September 30, 2003    December 31, 2002
                              (In thousands)        (In thousands)
                              --------------        --------------
Land and Building               $ 1,650               $  --

Machinery and Equipment           3,632                  --

Livestock                          --                      75

Depreciation                       (225)                  (16)
                                -------               -------

                                $ 5,057               $   (59)
                                =======               =======

NOTE 5:  Related Party Transaction
------   -------------------------

         Included in Accounts Payable - other, is an amount due to the major stockholder of the Company of $409,000.

NOTE 6: Comprehensive Income
------  --------------------

         Comprehensive loss from foreign currency translation adjustments for the nine months ended September 30, 2003 was $25,000. There were no such adjustments in the comparative period in prior year.

NOTE 7:  Shareholders' Equity
------   --------------------

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

         On August 22, 2003 the Company completed a private placement financing under which the Company sold 500,000 shares of its common stock at a price of $1.00 per share, and the investors also received a common stock purchase warrant, with an exercise price of $1.50 per share, along with each common share purchased. Neither the common shares nor the warrants are registered for trading at this time. As announced by the Company on September 9, 2003 the proceeds of the offering will be used to increase the company's working capital. The investors in this private placement included the Company's Chairman, Dr. Jack Kachkar, and an Outside Director of the Company, Mr. James Douglas Brown. (For more information, see page 31.)

         On October 30, 2003 The Company completed a common stock private placement and issued 3,000,000 shares of Common Stock, This issuance is a subsequent event and is not included in these financial statements, see Note 14.

NOTE 8:  Stock Based Compensation
------   ------------------------

         On May 1, 2003 the Company adopted a Stock Option Plan which provides for the granting of incentive stock options and non qualified stock options for the benefit of employees officers and directors. The total number of shares that may be issued under the plan amounts to 5,000,000. The exercise price per share must be at least equal to the fair market price at the time of grant. The Company granted 2,755,000 options during the three-month period ended September 30, 2003.

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


                                      Nine Months Ended         Three Months Ended
(in thousands)                           September 30,              September 30,
                                    ------------------------------------------------
                                       2003         2002         2003         2002
                                    ------------------------------------------------

Reported net loss                   $  (3,024)   $    --      $  (1,528)   $    --
Less:
Stock based employee compensation
(net of tax) using the fair value
method                                  1,818         --            887         --
                                    ------------------------------------------------

Pro forma net loss                     (4,842)        --         (2,415)        --
                                    ------------------------------------------------


Reported net loss per share             (0.18)       (0.00)       (0.06)       (0.00)
                                    ------------------------------------------------

Pro Forma net loss per share        $   (0.29)   $   (0.00)   $   (0.10)   $   (0.00)
                                    ================================================


These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over their vesting period. Additional options may be granted in the future.

NOTE 9:  Earnings (loss) per share
------   -------------------------

         Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of common stock issuable upon exercise of stock options using the treasury stock method. No adjustments to earnings were made for purposes of per share calculations. The Company has reported a net loss for both the three and nine month periods ended September 30, 2003 and 2002. As a result, 4,175,000 shares of common stock issuable upon exercise of stock options and warrants have been excluded from the calculation of diluted loss per share for both the three and nine month periods ended September 30, 2003 because their inclusion would be antidilutive. At September 30, 2003, outstanding options and warrants to acquire 4,175,000 shares of common stock were not considered potentially dilutive common shares due to the exercise price being higher than the stock price used in the EPS calculation.

NOTE 10: Warrants
-------  --------

         During the nine month period ended September 30, 2003 the Company granted 1,420,000 warrants to purchase a maximum of 1,420,000 whole shares of common stock of the Company at prices ranging from $1.10 to $3.10 per share. The warrants expire at various dates between July 1, 2006 and September 27, 2008.

NOTE 11: Acquisitions
-------  ------------

         On April 28, 2003, the Company acquired 100% of the outstanding common stock of Inyx Pharma Limited ("Inyx Pharma") by issuing 16,000,000 shares of the Company's common stock. Total cost of acquisition included $1.6 million of additional indirect costs of which $334,000 was paid in cash and the balance by issuing stock as consideration for finders fees. Inyx Pharma Limited is in the business of manufacturing pharmaceutical aerosol sprays along with irrigation and injectible solutions. The transaction resulted in recording of goodwill in the amount of $8.71 million, which the Company will assess on an annual basis for impairment.

         On March 7, 2003, Inyx Pharma, the Company's fully owned subsidiary, acquired the business assets of Miza UK from the court appointed Administrator, the transaction was recorded as a purchase and resulted in recording of goodwill amounting to $1.95 million. Additionally, Inyx Pharma issued $7.5 million in debt to effect the transaction.

NOTE 12: Discontinued Operations
-------  -----------------------

         Effective March 6, 2003 the Company sold assets relating to the operations of Doblique, Inc., to a third party for cash and has discontinued the business of owning and racing thoroughbred race horses. Accordingly, the results of operations and changes in cash flow of the business have been disclosed separately from those of continuing operations.

NOTE 13: Supplemental Cash Flow Information
-------  ----------------------------------


                                           Nine months ended September 30,  Three months ended September 30,
                                                     (unaudited)                       (unaudited)

                                                  2003         2002                 2003         2002
                                                 ------       ------               ------       ------
(a) Supplemental Disclosure of Cash Flow
Information:
     Cash paid during the period for:
     Interest                                    $  172       $ --                 $   84       $ --


(b) Supplemental Schedule of Non-Cash
Investing Activities:
     Share issued for conversion of
     shareholder debt                            $  100       $ --                 $  100       $ --

NOTE 14: Subsequent Event
-------  ----------------

         On October 29, 2003, the Company closed the private placement of $4,500,000 in the Company's 7% Convertible Term Note due October 29, 2006. The Convertible Term is secured by a lien on the Company's assets and the stock of its principal operating unit, Inyx Pharma, Ltd. Monthly payments of principal plus interest on the unpaid balance at the annual rate of 7% will be payable monthly beginning March 1, 2004. The Company has the option to issue common stock in lieu of debt service payments at the then-market price of the stock. In addition, at the option of the holder, the debt may be converted into common stock at a fixed conversion price of $1.00 per share. As additional consideration, the purchaser was issued a five-year Common Stock Purchase Warrant to acquire 1,350,000 shares of common stock at a exercise price of $1.25 per share for the first 450,000 shares, $1.50 per share for the second 450,000 shares and $1.75 per share for the last 450,000 shares. Inyx can call these Warrants for redemption if the Company's stock price has closed above 200% of the strike price for 20 consecutive days.

         On October 30, 2003, the Company closed the private placement of $3,000,000 in common stock. The common stock placement, which commenced October 9, 2003, has resulted in the issuance of 3,000,000 shares to a group of institutions and other accredited investor purchasers. In addition to the common shares, the purchasers received a five-year Stock Purchase Warrant to buy one share of common stock for each two shares acquired in the placement, at a price of $1.00 per share for half of such warrants and $1.35 for the remainder. Inyx can call these Warrants for redemption if the Company' stock price has closed above 200% of the strike price for 20 consecutive days.

         Final private placement proceeds, net of financing and related costs amounting to approximately $850,000, were $6.7 million. The Company intends to use these funds to pay off approximately $3 million of term debt to the Company's asset-based lender, make approximately $1.5 million of capital expenditures, with the balance to be utilized to fund the Company's working capital needs.


                    PRO FORMA FINANCIAL STATEMENT INFORMATION
                    -----------------------------------------

       The following is a condensed consolidated balance sheet showing the fair values of assets acquired and liabilities assumed as of December 31, 2002

                        INYX INC. (f/k/a Doblique, Inc.)
              Unaudited Pro Forma Condensed Combining Balance Sheet
                                December 31, 2002
                                 (In thousands)



                                                         Inyx, Inc.     (1)      Miza UK        (2)        (3)
                                                                        Pro     December 31,    Pro        Pro        Combined
                                                            2002       Forma        2002       Forma      Forma        Total
Assets                                                  (Unaudited)     Adj     (Unaudited)     Adj        Adj      (Unaudited)
Current assets:
      Cash                                               $     25                $   --                              $     25
      Accounts receivable, net                                                      3,507      (3,507)                   --
      Inventory                                                                     1,704        (498)                  1,206
      Prepaid and other assets                                                        267                                 267
                                                         --------                --------                            --------
            Total current assets                               25                   5,478                               1,498

Property, plant and equipment, net                                                  5,134         945                   6,079
Livestock, net                                                 59         (59)                                           --
Goodwill                                                                                        2,902       8,716      11,618
Investment in subsidiary                                               10,159                             (10,159)       --
                                                         --------                --------                            --------
            Total assets                                 $     84                $ 10,612                           $ 19,195
                                                         ========                ========                           ========

Liabilities and Stockholders' Deficit:
Current liabilities
      Accounts payable/accrued expense                          8          (8)      5,137      (3,612)                  1,525
      Line of credit with financial institution                                     1,294        (772)                    522
      Due to shareholder                                      223         111        --                                   334
                                                         --------                --------                            --------
            Total current liabilities                         231                   6,431                               2,381

Notes Payable                                                                       6,191       1,276                   7,467
Liabilities subject to compromise                            --        21,935     (21,935)                               --
                                                         --------                --------                            --------
            Total liabilities                                 231                  34,557                               9,848
                                                         --------                --------                            --------

Stockholders' equity (deficit):
      Common stock                                              1          18       8,022      (8,006)         (2)         33
Subscription receivable                                                                                       641         641
      Additional paid in capital                               48       9,807                   1,904      (2,082)      9,677
      Foreign currency translation adjustment                                      (1,503)                             (1,503)
      Accumulated deficit                                    (196)        172     (30,464)     30,987                     499
                                                         --------                --------                            --------
      Total stockholders' equity (deficit)                   (147)                (23,945)                              9,347
                                                         --------                --------                            --------
  Total liabilities and Stockholders' equity (deficit)   $     84                  10,612                              19,195
                                                         ========                ========                            ========


(1) To record acquisition of all the issued and outstanding common stock of Inyx Pharma in a stock for stock reverse merger requiring the issuance of 16,000,000 of the Company's common stock and to eliminate the assets and liabilities relating to the business of owning and racing horses

(2) This is the adjustment to remove liabilities and assets not acquired as part of the purchase transaction and to reflect debt incurred for purposes of financing the purchase. The assets acquired were also adjusted to reflect their fair market value on the acquisition date.

(3) To eliminate subsidiary equity and to record goodwill relating to the acquisition of the issued and outstanding common stock of Inyx Pharma

         -----------------------------------------

         The following condensed pro forma consolidated statements of operations are based on the assumption that the acquisition of Inyx Pharma Limited took place as of January 1, 2003 and includes the operations of Miza Pharmaceuticals
(UK) Limited ("Miza UK") the predecessor to Inyx Pharma Limited for the period January 1, 2003 to March 7, 2003 and Inyx Pharma Limited for the period March 7, 2003 to September 30, 2003. On March 7, 2003, Inyx Pharma Limited acquired the operating assets of Miza UK from a court appointed Administrator and continued the operations of Miza in unbroken succession. The acquisition did not include the operations of Miza's Biopharma division which have been eliminated for the purposes of these pro forma statements.

         For the periods ended September 30, 2002 and December 31, 2002, the operations of Miza UK as predecessor to Inyx Pharma Limited are presented for comparative analysis after the elimination of Miza's Biopharma division.

         For the periods ended September 30, 2003 and 2002 and December 31, 2002, operations relating to the business of the former Doblique, Inc. now Inyx, Inc. have been eliminated from these pro forma statements as if the divestiture of assets and liabilities and the discontinuance of related operations occurred on January 1, 2003 and January 1, 2002.


                        INYX, INC. (f/k/a Doblique, Inc.)
        Unaudited Pro Forma Condensed Combining Statements of Operations
               For the Nine Month Period Ended September 30, 2003
                                 (In Thousands)
                                                                                         Pro Forma
                                                                Inyx         Miza UK         Adj.
                                               Inyx, Inc.      Pharma          (1)           (2)         Total
                                               ----------    ----------    ----------    ----------    ----------
Net Revenues                                   $     --      $    8,134    $    2,396                  $   10,530
Cost of goods sold                                   --           6,530         1,876                       8,406
                                               ----------    ----------    ----------                  ----------
        Gross profit                                 --           1,604           520                       2,124

Expenses:
    Livestock and Jockey expenses                       2          --            --              (2)         --
    General and administrative expenses             2,436         1,991           535            (9)        4,953
    Selling expenses                                                166            51                         217
                                               ----------    ----------    ----------                  ----------

            Total operating expenses                2,438         2,157           586                       5,170
                                               ----------    ----------    ----------                  ----------

(Loss) from operations before other expenses       (2,438)         (553)          (66)                     (3,046)

Other expense (income):
    Administration expense                           --            --              55           (55)         --
    Loss on sale of livestock                          11          --            --             (11)         --
    Management fees                                  (619)          619          --                          --
    Interest expense                                  304           429           733
    Depreciation and amortization                       3           225           348            (3)          573
                                               ----------    ----------    ----------                  ----------
                                                     (605)        1,148           832                       1,306

Loss before Income tax benefit                     (1,833)       (1,701)         (898)                     (4,351)

Income tax benefit                                   --             510           269                         779
                                               ----------    ----------    ----------                  ----------

Net loss                                       $   (1,833)   $   (1,191)   $     (629)                 $   (3,572)
                                               ==========    ==========    ==========                  ==========


(1) Excluding the activity of Biopharma division which was not included in the acquisition (2) This is the adjustment to remove the results of operations relating to the business of owning and racing horses The Company divested itself of this business on March 6, 2003.


                        INYX, INC. (f/k/a Doblique, Inc.)
        Unaudited Pro Forma Condensed Combining Statements of Operations
               For the Nine Month Period Ended September 30, 2002
                                 (In Thousands)
                                                                               Pro
                                                                              Forma
                                                              Miza UK          Adj.
                                               Inyx, Inc.        (1)           (2)         Total
                                               ----------    ----------    ----------    ----------
Net revenues                                   $       44    $   18,133    $      (44)   $   18,133
Cost of goods sold                                   --          14,627                      14,627
                                               ----------    ----------                  ----------
        Gross profit                                   44         3,506                       3,505

Expenses:
    Livestock and Jockey expenses                      78          --             (78)            0
    General and administrative expenses                26         5,517           (26)        5,516
    Selling expenses                                                318                         318
                                               ----------    ----------                  ----------

            Total operating expenses                  104         5,834                       5,834
                                               ----------    ----------                  ----------

(Loss) from operations before other expenses          (60)       (2,329)                     (2,329)

Other expense (income):
    Loss on sale of livestock                          16                         (16)
    Interest expense                                                418                         418
    Depreciation and amortization                      16           283           (16)          283
                                               ----------    ----------                  ----------
                                                       32           701                         701

Loss before Income tas benefit                        (92)       (3,030)                     (3,030)

Income tax benefit                                   --             352                         352
                                               ----------    ----------                  ----------

Net loss                                       $      (92)   $   (2,678)                 $   (2,678)
                                               ==========    ==========                  ==========


(1) Excluding the activity of Biopharma division which was not included in the acquisition (2) This is the adjustment to remove the results of operations relating to the business of owning and racing horses. The Company divested itself of this business on March 6, 2003.


         Unaudited Pro Forma Condensed Combining Statement of Operations
                      For the Year Ended December 31, 2002
                                 (In thousands)


                                            Inyx, Inc.       Pro        Miza         Pro
                                             12 Months      Forma    12 Months      Forma
                                               Ended         Adj        Ended        Adj
                                            December 31,            December 31,             Combined
                                                2002         (1)         2002        (2)       Total
                                              --------    --------    --------    --------    --------
Net revenues                                  $     54    $    (54)   $ 24,644      (3,460)   $ 21,184
Cost of goods sold                                                      20,772      (3,450)     17,322
                                              --------                --------                --------
      Gross profit                                  54                   3,872                   3,862

Expenses:
      Livestock & jockey expenses                   96         (96)                               --
      General and administrative                    32         (32)      6,850        (394)      6,456
      Selling expenses                                                     376         (13)        363
                                              --------                --------                --------
                                                   128                   7,226                   6,819
                                              --------                --------                --------
(Loss) from operations before
  other expenses                                   (74)                 (3,354)                 (2,957)
                                              --------                --------                --------

Other expenses:
      Reorganization & administration costs       --                    25,049                  25,049
      Loss on sale of livestock                     17         (17)                               --
      Interest expense                            --                     1,680      (1,217)        463
      Depreciation and amortization                 22         (22)      1,257      (1,083)        174
                                              --------                --------                --------
                                                    39                  27,986                  25,686
                                              --------                --------                --------

(Loss) before tax benefit                         (113)       (113)    (31,340)      2,697     (28,643)

Income tax benefit                                --                       352        (352)       --
                                              --------                --------                --------

Net (loss)                                    $   (113)               $(30,988)               $(28,643)
                                              ========                ========                ========


(1) This is an adjustment to remove the results of operations relating to the business of owning and racing Horses. The Company divested itself of this business on March 6, 2003.

(2) Interest and depreciation expense are adjusted to reflect the charges related to pro forma debt and net fixed assets as they were as of the closing of the asset acquisition; the elimination of activity relating to the Bio Pharma division which was not included in the acquisition.

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

OVERVIEW, SIGNIFICANT EVENTS

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

         On August 26, 2003, the Company announced that it filed an original listing application for its common stock on the American Stock Exchange. That application is presently being reviewed by the Exchange.

         On September 8, 2003,  the Company  incorporated a wholly owned Florida
incorporated   subsidiary,   "Inyx  Realty,   Inc.".  This  subsidiary  provides
administrative support services, including leased property management.

         On September 9, 2003 the Company announced that it had completed a private placement financing under which the Company sold 500,000 shares of its common stock at a price of $1.00 per share, and the investors also received a common stock purchase warrant, with an exercise price of $1.50 per share, along with each common share purchased. The proceeds of the offering will be used to increase the Company's working capital. The investors in this private placement included the Company's Chairman, Dr. Jack Kachkar, and an Outside Director of the Company, Mr. James Douglas Brown. (For more information, Item-5 of this report.)

         On October 16, 2003, the Company announced the appointment of Mr. Orestes Lugo as an independent board member to its Board of Directors. At that time, the Company also announced that Mr. Lugo, a certified public accountant, would chair Inyx's audit committee. The Company's audit committee is represented by two independent directors, Mr. Lugo and Mr. Douglas Brown.

         On October 29, 2003, the Company closed the private placement of $4,500,000 in the Company's 7% Convertible Term Note due October 29, 2006. The Convertible Term is secured by a lien on the Company's assets and the stock of its principal operating unit, Inyx Pharma, Ltd. Monthly payments of principal plus interest on the unpaid balance at the annual rate of 7% will be payable monthly beginning March 1, 2004. The Company has the option to issue common stock in lieu of debt service payments at the then-market price of the stock. In addition, at the option of the holder, the debt may be converted into common stock at a fixed conversion price of $1.00 per share. As additional consideration, the purchaser was issued a five-year Common Stock Purchase Warrant to acquire 1,350,000 shares of common stock at a exercise price of $1.25 per share for the first 450,000 shares, $1.50 per share for the second 450,000 shares and $1.75 per share for the last 450,000 shares. The Company can call these Warrants for redemption if the Company's stock price has closed above 200% of the strike price for 20 consecutive days.

         On October 30, 2003, the Company closed the private placement of $3,000,000 in common stock. The common stock placement, which commenced October 9, 2003, has resulted in the issuance of 3,000,000 shares to a group of institutions and other accredited investor purchasers. In addition to the common shares, the purchasers received a five-year Stock Purchase Warrant to buy one share of common stock for each two shares acquired in the placement, at a price of $1.00 per share for half of such warrants and $1.35 for the remainder. The Company can call these Warrants for redemption if the Company' stock price has closed above 200% of the strike price for 20 consecutive days.

         RESULTS OF OPERATIONS

         Three-Months and Nine-Months Period (Five Months Actual Operations) Ended September 30, 2003

         The following discussion of the Company's results of operations for the three and nine month periods ended September 30, 2003 focuses on the operations of its wholly owned subsidiary, Inyx Pharma Limited, which was acquired on April 28, 2003. All of the Company's revenues are generated by Inyx Pharma. Prior to the acquisition of Inyx Pharma, the Company divested itself of all prior operations conducted as Doblique, Inc. The timing and reporting of the acquisition is such that the substance of the discussion centering on the Company's basic financial statements refers primarily to the three and nine months ended September 30, 2003.

         As a consequence, a more extensive comparative analysis of the Company's operations for the three and nine month periods ended September 30, 2003 and 2002 can be found in those sections of this discussion dealing with pro forma financial statement information.

         Net Revenue

         Net revenues for the three-months and nine-months ended September 30, 2003 were $3.1 million and $8.1 million respectively. These revenues are attributed solely to the newly acquired business of Inyx Pharma and represent business activity from April 28, 2003 the date of acquisition to September 30, 2003. For the three months period and nine months period ended September 30, 2003, the Company's top three customers accounted for $1.3 million or approximately 43% and $3.4 million or approximately 42% of the Company's total net revenues, respectively.

         Pro forma net revenues for the nine month period ended September 30, 2003 were $10.5 million as compared to $18.1 million for the nine month period ended September 30, 2002. Pro forma net revenues decreased by $7.6 million or approximately 42% as compared to the pro forma revenue in the comparable period in 2002. The decrease is attributed to the fact that Inyx Pharma's predecessor company, Miza Pharmaceuticals (UK) Limited ("Miza UK"), was acquired out of Administration. Although most of the customer base was retained, the level of revenues has not yet been restored to the levels experienced by the predecessor company prior to the Administration period. The top three customers accounted for $4.4 million or 42% of pro forma net revenues for the nine months period ended September 30, 2003 as compared to $10.3 million or 57% of total pro forma net revenue for the nine months period ended September 30, 2002.

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

         The Company has been actively marketing itself to its customer base and expects revenues from manufacturing and development revenues to be restored to levels experienced by the business assets acquired by Inyx Pharma prior to the Administration period. Presently, the Company's manufacturing facility is operating at an average of 35% of capacity. Revenues and therefore capacity utilization is expected to increase as more new customer contracts and purchase orders are undertaken with increasing marketing and commercial activities. Additionally, the Company expects to be able to increase its manufacturing activities as customers' raw material and component inventory requirements are restored to normal business operational levels.

         Although the Company does not presently derive any revenues from the sale of its own products, it expects to increase its revenues through the addition of its own product lines in selected pharmaceutical market sectors, to be distributed through certain customers. The Company expects that these types of revenues would include direct sales, royalty payments and licensing fees. At this time, no agreements for such fees or distribution are in place.

         Cost of Goods Sold

         Cost of goods sold is associated with manufacturing and development revenues and includes materials, labor, factory overheads and technical affairs, which includes quality control and quality assurance and regulatory support Cost of goods sold amounted to $2.6 million or approximately 85% of net revenues for the three month period ended September 30, 2003, and $6.5 million or approximately 80% of net revenues for the nine month period ended September 30, 2003.

         Pro forma cost of goods sold for the nine month period ended September 30, 2003 amounted to $8.4 million or approximately 80% of net pro forma revenues as compared to pro forma costs of goods sold of $14.6 million or approximately 81% of net pro forma revenues for the nine month period ended September 30, 2002. The cost of goods sold as a percentage of revenues is mostly consistent with the comparative period. In the second half of 2002 the predecessor company entered the Administration period which impacted the overall sales levels and reduced operations to an average of 35% of total manufacturing capacity. In addition the predecessor company started the process of phasing out of the Chlorofluorocarbon ("CFC") based respiratory product line, due to environmental regulations. As a result of the CFC phase out, the Metered Dose Inhaler ("MDI") line accounted for less then 15% of overall production for the period ended September 30, 2003. Historically CFC production has lower material costs as compared to the non CFC products. The Company is now focused on phasing in non-CFC version of products, known as Hydrofluoroalkane-based ("HFA") respiratory MDI's.

         The Company expects the cost of goods sold to be improved as more customer contracts are initiated or renewed and the capacity utilization is enhanced.

         Additionally, the Company expects to start incurring research and development costs as part of its cost of goods sold once it commences developing its own pharmaceutical products. These costs would include salaries and intellectual property development costs. The Company expects that such research and development costs would be offset by better market pricing for its own products.

         Gross Profit

         Gross Profit amounted to $470,000 or approximately 15% of net revenues for the three months period ended September 30, 2003 and $1.6 million or approximately 20% of net revenues for the nine month period ended September 30, 2003.

         Pro forma gross profit for the nine month period ended September 30, 2003 amounted to $2.1 million or 20% of net revenues as compared to pro forma gross profit of $3.5 million or approximately 19% of net revenues for the nine month period ended September 30, 2002. The pro forma 2003 results include the results of Miza UK's business which operated in Administration in the first financial quarter of the year, the phase out of the CFC products, and one-time start up costs relating to the integration of the newly acquired business operations of Inyx Pharma. The deferral of key development projects has also been the main reason for gross project reduction. The pro forma results for the comparative nine month period include the results of Miza UK's business which operated in Administration in the last two months of the period.

         The Company expects gross profit to be restored to levels experienced by the business assets acquired by Inyx Pharma prior to the Administration period as more customer contracts are initiated or renewed, and manufacturing capacity utilization is increased, therefore improving gross profitability.

         Additionally, the Company expects to increase its gross profitability through the addition of its own product lines, which the Company expects can be sold at higher margins in selected pharmaceutical market sectors. Although the Company does not currently derive any revenues from the sale of its own products, it expects to commence developing and commercializing its own products in the pharmaceutical aerosol sector by the end of 2004.

         General and Administrative Expenses

         General and administrative expenses, which includes corporate overhead costs (including administrative support costs incurred by Inyx Canada), were $1.9 million or 62% of net revenues for the three months period ended September 30, 2003 and $4.4 million or 54% of net revenues for the nine month period ended September 30, 2003.

         Pro forma general and administrative expenses were $4.9 million or 47% of pro forma net revenues for the nine month periods ended September 30, 2003 as compared to pro forma general and administrative expenses of $5.5 million or 30% of net revenues for the nine month ended September 2002. The pro forma general and administrative expenses increased by 17% as a percentage of net revenues.

         The major reason for the increase in the general and administrative expenses for the pro forma nine month period is mostly due to significant one-time non recurring costs that were incurred by the Company in its reverse acquisition of Inyx Pharma, including start up and integration costs. These one time non-recurring costs amounted to approximately $1.5 million and included business consulting fees of $800,000, accounting and legal costs of $125,000, and corporate development and investor relations costs of $575,000.

         Also, during the nine month period ended September 30, 2003, pay adjustment for key employees amounted to approximately $112,000. Directors and liability insurance premiums amounted to $42,000 in the nine month period ended September 30, 2003. In addition, product liability and property insurance premiums were approximately $179,000 higher in the nine month period ended September 30, 2003 as compared to the same period in prior year.

         As the Company continues to implement its corporate development and growth strategy, concomitant with expected increasing revenues, it expects to incur additional administrative costs due to the addition of senior business and financial executives to its management team.

         Selling Expenses

         Selling expenses were $70,000 or 2 % of net revenues and $166,000 or 2% of net revenues for the three and nine months periods ended September 30, 2003, respectively.

         Pro forma selling expenses amounted to $217,000 or 2% of net revenues and $318,000 or approximately 2% of net revenues for the nine month periods ended September 30, 2003 and 2002 respectively. Selling expense consists primarily of salaries, commissions and marketing costs associated with the commercial department of the business. Pro forma selling expenses as a percentage of revenues have slightly increased due to increasing marketing efforts following acquisition of the Inyx Pharma business. The Company has been actively marketing itself to its customer base and the pharmaceutical market in order to increase contract manufacturing and development revenues.

         Operating Loss/Income

         Loss from operations amounted to $1.5 million or 49% of net revenues and $2.98 million or approximately 37% of net revenues for the three and nine months periods ended September 30, 2003 respectively.

         Pro forma loss from operations for the nine months period ended September 30, 2003 amounted to $3 million or approximately 29% of pro forma net revenues as compared to pro forma income from operations amounting to $2.3 million or approximately 13% of pro forma net revenues for the same period in prior year. Pro forma loss from operations increased by $717,000 from the prior period, due mostly to one time start up and business integration, marketing and corporate development costs.

         The balance of the pro forma loss is due to costs relating to the Administration process during the pro forma period. During the Administration process, the financial performance of the business assets acquired by Inyx Pharma was adversely affected due to administration costs, the lack of components and supplies, and subsequent shipping delays to customers.

         Interest Expense

         Interest expense amounted to $145,000, and $304,000 for the three and nine month periods ended September 30, 2003 respectively.

         Pro forma interest expense for the nine month period ended September 30, 2003 amounted to $733,000 or approximately 7% of net revenues as compared to $418,000 or approximately 2% of net revenue for the nine month period ended September 30, 2002. Interest expense for the nine month period ended September 30, 2003 relates to the Inyx Pharma indebtedness including working capital obtained to finance the acquisition of the Miza UK business assets.

         Depreciation and Amortization

         Depreciation and amortization expenses were $97,000 or approximately 3% of net revenue for the three month period ended September 30, 2003 and $225,000 or approximately 3% of net revenue for the nine month period ended September 30, 2003. There were no significant additions to fixed assets during the three and nine months periods ended September 30, 2003.

         Pro forma depreciation expense amounted to $573,000 or approximately 5% of net revenues for the nine month period ended September 30, 2003 as compared to $283,000 or approximately 2% of net revenues for the nine month period ended September 30, 2002.

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

         Net Income/Loss

         Net loss for the three-months and nine-months ended September 30, 2003 was $1.5 million and $3 million respectively.

         Pro forma net loss for the nine month period ended September 30, 2003 amounted to $3.6 million as compared to pro forma net loss of $2.7 million for the nine months ended September 30, 2002. Pro forma net loss increased by $895,000 or 33%. The major reason for the change is attributed to the start up costs incurred in connection with the acquisition regarding the share exchange transaction with Inyx Pharma, one time start up and integration, marketing and corporate development costs for the combined business, and the phasing out of the CFC production in line with the Montreal protocol.

         Although the business assets of Miza UK were acquired out of Administration, most of the customer base was retained and prior results may be indicative of future operations. The Company expects to achieve profitability and have positive cash flows from the operations it acquired. However, there can be no assurance that the Company's forecasts will be met.

         The Company expects profitability to be restored to levels experienced by the business assets acquired by Inyx Pharma prior to the Administration period, as more customer contracts are initiated or renewed and manufacturing capacity utilization is increased, therefore improving gross margins.



         EXPECTATIONS

         Although the Company's subsidiary, Inyx Pharma, acquired the business assets of Miza UK out of Administration, most of the customer base was retained, and results prior to the Administration period, when the operation was profitable, may be indicative of the future operations.

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

         Initially, these agreements are expected to add approximately $800,000 to each of the Company's 2003 and 2004 revenues and then increase to $1.2 million in 2005. Gross profit is expected to exceed 30% as a percentage of revenues. Upon commencement of commercial manufacturing, the increased manufacturing volume will also contribute to the Company's overall profitability due a result of increased capacity utilization and subsequent overhead absorption.

         Additionally, the Company expects to increase its revenue and subsequently enhance its revenue and profitability opportunities through the addition of its own product lines which can be sold at higher margins in selected pharmaceutical market sectors, through direct sales, and royalty and licensing fees. Although the Company does not currently derive any revenues from the sale of its own products, it expects to commence developing its own products in the pharmaceutical aerosol sector by the end of 2004. Such products would include generic pharmaceuticals and drug delivery devices.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through revenue from contract manufacturing and product development contracts, stockholders' equity, credit facilities, and financing of property, equipment and inventory acquisitions. Additionally, the Company has been dependant on funding of its working capital from its major stockholders in the form of stockholder loans.

         Capital Resources
         -----------------

         On September 9, 2003 the Company announced that it had completed a private placement financing under which the Company sold 500,000 shares of its common stock to certain existing stockholders at a price of $1.00 per share, and the investors also received a common stock purchase warrant, with an exercise price of $1.50 per share, along with each common share purchased. The proceeds of the offering were used to increase the company's working capital.


         On November 3, 2003, the Company filed a Form 8K reporting the completion of a private placement that resulted in final net proceeds of approximately $6.7 million. Financing and related expenses amounted to $850,000.

         In connection with the private placement of $3,000,000 in common stock the Company granted five-year warrants to purchase up to 1.5 million shares of Common Stock of the Company at an exercise price of $1.00 per share for half of such warrants and $1.35 for the remainder. While the Company is not entitled to receive any proceeds from the sale of the warrants or the shares of common stock by the holders of the warrants, the Company receives the exercise price payable per share by each warrant holder in connection with the purchase of the shares of common stock by such holders from the Company. Anticipated proceeds are estimated at $1.8 million.

         As additional consideration to Laurus Funds in connection with the private placement of $4,500,000 in the Company's 7% Convertible Term Note the Company granted a five-year Common Stock Purchase Warrant to acquire 1,350,000 shares of common stock at a exercise price of $1.25 per share for the first 450,000 shares, $1.50 per share for the second 450,000 shares and $1.75 per share for the last 450,000 shares. Inyx can call these Warrants for redemption if the Company's stock price has closed above 200% of the strike price for 20 consecutive days. Estimated proceeds from the exercise of these warrants amounts to approximately $2.0 million.

         The Company believes that existing credit facilities, recent equity placements and cash generated from operations are sufficient to finance its current operations and working capital requirements for at least the next twelve months. However, as a result of the long lead time required to order specialized raw materials and components necessary for the manufacture of some of its customers' products, the Company may require additional working capital to support the purchase and storage of such supplies, in order to meet those customers' delivery date requirements. Additionally, as the Company expects to increase its capital expenditures and proprietary product development spending over the next few years as part of its growth strategy, it may be required to raise additional funds through new borrowings or through the issuance of additional debt or equity securities.

         Analysis of Cash Flows
         ----------------------

         Three month period ended September 30, 2003

         The net cash used in operating activities for the three months period ended September 30, 2003 was $215,000. The net cash used in operating activities includes a net loss from continuing operations of $1.53 million adjusted by non-cash charges which include depreciation and amortization of $97,000 offset with deferred income taxes of $231,000. Net change in non cash operating working capital increased by $1.45 million, attributed to a net increase in accounts receivables and other current assets amounting to $848,000, an increase in accounts payables and accrued liabilities amounting to $583,000 and an decrease in subscription receivable amounting to $374,000. This was offset by an increase in inventory of $237,000 and deferred revenues amounting to $121,000.

         The net cash provided by financing activities for the three month period ended September 30, 2003 was approximately $92,000. During the three month period proceeds from a private placement, net of issuance costs of $12,000 amounted to $388,000, Proceeds from issuing a Promissory Note amounting to $50,000, advances from a significant Stockholder were $400,000. These proceeds were offset with debt repayments amounted to $746,000.

         The net cash used by investing activities during the three month period ended September 30, 2003 was $2,000.

         Nine month (five months of actual operations) period ended September 30, 2003

         The net cash used in operating activities for the nine months period ended September 30, 2003 was $3.89 million. The net cash used in operating activities includes a net loss from continuing operations of $3.0 million adjusted by non-cash charges which include depreciation and amortization of $225,000, and issuance of stock as compensation of services amounting to $799,000 offset by deferred income taxes of $530,000. Net change in non cash operating working capital decreased by $1.38 million, mostly attributed to the start up of operations under Inyx Pharma, including a net increase in accounts receivables and other current assets amounting to $3.3 million as compared to the same period in the prior year. Inventory also increased by $1.1 as compared to same period in prior year, this was offset by an increase in accounts payables and accrued liabilities amounting to $2.48 million, an increase in deferred revenue of $155,000 and a decrease in subscription receivable amounting to $374,000.

         The net cash provided by financing activities for the nine month period ended September 30, 2003 was approximately $9.8 million. During the nine month period the long term debt issued amounting to $3.6 million and proceeds from issuance of promissory notes amounting to $4.1 million were used for acquisition of the business assets of Miza UK including working capital. The remainder of the cash provided from the proceeds of a line of credit amounting to $1.95 million was used to support operations. A significant stockholder provided $450,000 in advances and proceeds from a private placement, net of issuance costs of $12,000 amounted to $388,000, in the nine month periods ended September 30, 2003. The above proceeds were offset with debt repayment amounting to $695,000.

         The net cash used by investing activities during the nine month period ended September 30, 2003 was $6.1 million. During the nine month period ended September 30, 2003 $5.3 million was used for acquisition of fixed assets and $841,000 related to out of pocket direct costs of acquisition.

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

         PART II-- OTHER INFORMATION

         Item 2.  Changes in Securities

         The following equity securities were issued by Registrant during the second quarter of 2003.

         On July 1, 2003, the Company finalized a media relations consulting agreement with Patrick W.H. Garrard/dba/The Garrard Group of West Redding CT, originally proposed to the Company in April of 2003. As part of the consideration for this agreement, the Company issued warrants to purchase a maximum of 200,000 shares of common stock of the Company at prices ranging from $1.10 to $2.60 per share. The warrants expire on July 1, 2008.

         On August 15, 2003, the Company entered into a one time public relations agreement with Capital Financial Media, Inc. for an investor relations program consisting of an advertisement report on the Company. As part of the consideration for this agreement, the Company issued warrants to purchase 100,000 whole shares of common stock of the Company at prices ranging from $1.10 to $2.60 per share. The warrants expire on July 1, 2006.

         On August 25, 2003, the Company entered into a one-year investment banking agreement with Duncan Capital LLC for investment banking and investor advisory services. As part of the consideration for this agreement, the Company issued warrants to purchase 300,000 whole shares of common stock of the Company at a price of $1.25 per share. The warrants expire on August 25, 2008.

         On September 9, 2003 the Company announced that it had completed a private placement financing under which the Company sold 500,000 shares of its common stock at a price of $1.00 per share, and the investors also received a common stock purchase warrant, with an exercise price of $1.50 per share, along with each common share purchased. A total of 500,000 two-year warrants were issued by the Company as part of this private placement. The Company can call these Warrants for redemption if the Company' stock price has closed at or above $5.00 per share for five (5) consecutive trading days. The proceeds of the offering were utilized to increase the company's working capital. The subscribers in this private placement included the Company's Chairman, Dr. Jack Kachkar, for 100,000 shares and warrants to purchase 100,000 whole shares of common stock of the Company at a price of $1.50 per share; an outside director of the Company, Mr. James Douglas Brown for 100,000 shares and warrants to purchase 100,000 whole shares of common stock of the Company at a price of $1.50 per share; Mr. Jordan Slatt for 200,000 shares and warrants to purchase 200,000 whole shares of common stock of the Company at a price of $1.50 per share; Saintsbury Management Corp. for 50,000 shares and warrants to purchase 50,000 whole shares of common stock of the Company at a price of $1.50 per share; and Liberty Management, LLC for 50,000 shares and warrants to purchase 50,000 whole shares of common stock of the Company at a price of $1.50 per share. Neither the common shares nor the warrants are registered for trading at this time although the holders of these securities have registration rights.

         On September 12, 2003, the Company issued Mr. Rick Iler of Westport, Massachusetts, warrants to purchase 20,000 whole shares of common stock of the Company at a prices ranging from $1.25 to $2.00 per share. The warrants expire on September 12, 2006. These warrants were issued to Mr. Iler for consulting services provided to the Company.

         Item 5. Other Information.

         On July 1, 2003, the Company finalized a media relations consulting agreement with Patrick W.H. Garrard/dba/The Garrard Group of West Redding CT ("Garrard"), originally proposed to the Company in April of 2003. Under the agreement, Garrard is to provide the Company investor, public, trade, and media relations and marketing consulting services. Consideration for this agreement amounts to $120,000 plus approved expenses over a twelve-month term. Additionally, as part of the consideration for this agreement, the Company issued Garrard, five-year warrants to purchase a maximum of 200,000 whole shares of common stock of the Company at prices ranging from $1.10 to $2.60 per share.

         On August 15, 2003, the Company entered into a one time public relations agreement with Capital Financial Media, Inc. for an investor relations program consisting of an advertisement report on the Company to be prepared and distributed in the United States by Capital Financial Media. Consideration for this agreement amounts to $360,000, to be paid over four installments, and includes all costs and expenses for the creation, coordination and distribution of the advertising on the Company. Additionally, as part of the consideration for this agreement, the Company issued Capital Financial Media three-year warrants to purchase a maximum of 100,000 whole shares of common stock of the Company at prices ranging from $1.10 to $2.60 per share.

         On August 25, 2003, the Company entered into a one-year investment banking agreement with Duncan Capital LLC for investment banking and investor advisory services. Consideration for this agreement amounts to a monthly cash retainer of $7,500 plus reasonably incurred expenses in connection with the agreement; an 8% cash fee for any capital raised by Duncan for the Company; and five-year warrants equal to 10% coverage on any equity, debt or convertible security issued as part of any financing completed by the Company. Additionally, as part of the consideration for this agreement, the Company issued Duncan five-year warrants to purchase 300,000 whole shares of common stock of the Company at a price of $1.25 per share.

         On September 9, 2003, the Company announced that it had completed a private placement financing under which the Company sold 500,000 shares of its common stock at a price of $1.00 per share, and the investors also received a common stock purchase warrant, with an exercise price of $1.50 per share, along with each common share purchased. The proceeds of the offering were utilized to increase the Company's working capital. The Company did not pay any financing fees as part of the private placement. As a result of the issuance of 500,000 shares of its common stock under this private placement, the Company had 25,450,000 shares of its common stock outstanding as of September 9, 2003.

         As a result of the issuance of 3,000,000 shares of its common stock under an equity private placement completed at the end of October, 2003, the Company subsequently then had 28,450,000 shares of its common stock outstanding as of October 30, 2003.

         All subsequent events to the reporting period have been further described in the Management Discussion and Analysis, Item 2 above.

         Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  10.20 Consulting Agreement executed July 1, 2003 with Patrick W.H. Garrard/dba/The Garrard Group of West Redding CT.

                  10.21 Public Relations Agreement with Capital Financial Media, Inc., dated August 15, 2003

                  10.22 Investment banking agreement with Duncan Capital LLC, dated August 25, 2003.

                  10.23.1 Stock Purchase Warrant for 200,000 shares of the Company's common stock with Patrick W.H. Garrard/dba/The Garrard Group of West Redding CT, dated July 1, 2003.

                  10.23.2 Stock Purchase Warrant for 100,000 shares of the Company's common stock with Capital Financial Media, Inc., dated August 15, 2003.

                  10.23.3 Stock Purchase Warrant for 100,000 shares of the Company's common stock with Dr. Jack Kachkar, dated August 22, 2003.

                  10.23.4 Stock Purchase Warrant for 100,000 shares of the Company's common stock with Mr. James Douglas Brown, dated August 22, 2003.

                  10.23.5 Stock Purchase Warrant for 200,000 shares of the Company's common stock with Mr. Jordan Slatt, dated August 22, 2003.

                  10.23.6 Stock Purchase Warrant for 50,000 shares of the Company's common stock with Saintsbury Management Corp., dated August 22, 2003.

                  10.23.7 Stock Purchase Warrant for 50,000 shares of the Company's common stock with Liberty Management, LLC, dated August 22, 2003.

                  10.23.8 Stock Purchase Warrant for 300,000 shares of the Company's common stock with Duncan Capital LLC, dated August 25, 2003.

                  10.23.9 Stock Purchase Warrant for 20,000 shares of the Company's common stock with Mr. Rick Iler, dated September 12, 2003.

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

         None




                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:    November 13, 2003

                                                     INYX, INC.


                                                     By:/s/ Rima Goldshmidt
                                                        ------------------------
                                                        Rima Goldshmidt,
                                                        Vice President Finance