Form 10KSB
period 2003-12-31
INYX INC
filed 2004-04-14
CIK 1114241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                                   (Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the transition period ____________to

                        Commission file number 333-83152

                                   INYX, INC.

                 (Name of small business issuer in its charter)

                     Nevada                                      75-2870720
        (State or other jurisdiction of                       (I.R.S. Employer
         incorporation or organization)                      Identification No.)

825 Third Avenue, 40th Floor, New York, New York                    10022
    (Address of principal executive offices)                     (Zip Code)

         Issuer's telephone number, including area code: (212) 838-1111

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES  X  NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were:  $13,099,000

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $33,177,500 at March 23, 2004.

At March 1, 2004, the registrant had outstanding 28,850,000 shares of par value $.001 common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                               ---   ---

                                TABLE OF CONTENTS

PART I.........................................................................1
   ITEM 1. DESCRIPTION OF BUSINESS.............................................1
   ITEM 2. PROPERTIES.........................................................16
   ITEM 3. LEGAL PROCEEDINGS..................................................16
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................16
PART II.......................................................................17
   ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........17
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........18
   ITEM 7. FINANCIAL STATEMENTS...............................................43
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...........................................43
   ITEM 8A. CONTROLS AND PROCEDURES...........................................44
PART III......................................................................44
   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;......44
   ITEM 10. EXECUTIVE COMPENSATION............................................47
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....49
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................50
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................52
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................54

                                   INYX, INC.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

General

         Inyx, Inc. (formerly known as Doblique, Inc.) ("Doblique"), through its wholly-owned subsidiaries, Inyx Pharma Limited ("Inyx Pharma") and Inyx Canada, Inc. ("Inyx Canada"), is a specialty pharmaceutical company that focuses its expertise on contract manufacturing of prescription and over-the-counter ("OTC") pharmaceutical products and provides specialty pharmaceutical development and manufacturing consulting services to the international healthcare market. By "specialty pharmaceutical," we mean that we specialize in the development and manufacturing of selected pharmaceutical products and technologies for the treatment of respiratory, allergy, dermatological and topical disease conditions. We intend to expand our product research and development activities with our own lines of prescription and OTC pharmaceuticals, but we have not yet commercialized or marketed our own products or drug delivery applications. We have limited product distribution capabilities, and, although we perform some sales and marketing functions, until we build or contract our own sales force, we will initially depend on our customers' distribution channels or strategic partners to market and sell the pharmaceutical products we are planning to develop. A material element of our growth strategy is to expand our existing business through the strategic acquisitions of pharmaceutical products and drug delivery devices that are complementary with our expertise, including those through the acquisition of other pharmaceutical companies. We therefore continually evaluate opportunities to make strategic acquisitions of specialty pharmaceutical products or businesses. We completed our first acquisition in April 2003, which is discussed below. Our corporate address is 825 Third Avenue, 40th Floor, New York, New York 10022, and our telephone number is (212) 838-1111, fax (212) 838-0060. Inyx, Inc. is a Nevada corporation. Inyx Pharma is a corporation formed under the laws of England and Wales with offices and product development and manufacturing facilities in Runcorn, Cheshire, England. Inyx Canada, a Canadian corporation that provides administrative and business development support, is located in Toronto, Ontario.

         Doblique was incorporated under the laws of Nevada in March 2000. In July 2002, Doblique became a publicly-traded company when we completed a registration statement for the sale, by our principal stockholder, of 2,450,000 shares of common stock. Our common stock is traded on the Nasdaq's Over-the-Counter Bulletin Board. We voluntarily file annual, quarterly and periodic reports with the Securities and Exchange Commission pursuant to Section 15(d) of the Securities Exchange Act of 1934. We maintain a website at (www.inyxinc.com) and publish all such SEC reports on our website.

         In accordance with the terms of the Stock Exchange Agreement dated March 24, 2003, our controlling stockholder at that time accepted an unsolicited offer to sell a controlling block of 2,250,000 shares of common stock, representing approximately 45% of our Company's issued and outstanding shares, to Medira Investments LLC. Medira subsequently transferred such shares to its principal, Viktoria Benkovitch, the wife of Dr. Jack Kachkar, our Company's Chairman and CEO. Also, as part of the sale of shares to Medira, Doblique's prior controlling stockholder released and discharged all liabilities of the Company to her. Prior to such acquisition, Doblique was in the business of owning and racing thoroughbred horses. All assets of that business were previously sold on March 6, 2003.

         On March 26, 2003, we issued a press release announcing the change of control transaction and that we would now pursue further strategic investment opportunities in a number of sectors within the pharmaceutical, biotechnology and medical devices industries. These opportunities would include research and development, manufacturing, distribution, and intellectual property acquisitions.

         On April 22, 2003, we announced that we had agreed to acquire all of the issued and outstanding securities of Inyx Pharma. Previously, on March 7, 2003, Inyx Pharma had acquired the majority of the pharmaceutical business assets for $7.1 million plus acquisition costs of $1.2 million. These assets consisted of one aerosol manufacturing site and a pharmaceutical development operation. Pursuant to this transaction Inyx Pharma received all of the property, plant, machinery and equipment, inventory, customer base, employees and intellectual property to continue to manage and run those parts of the Miza UK operation as a going concern, excluding the Bioforma Division.

         On April 17, 2003, we entered into an agreement with five parties under which we issued 2,450,000 of shares of restricted common stock as a fee to these parties for their role in facilitating the transaction with Inyx Pharma. On April 21, 2003, we also entered into a two year Business Advisory and Financial Consulting Services Agreement with a consultant to provide advice and counsel regarding our strategic business plans. As consideration for this consulting arrangement, we issued 1,500,000 shares of restricted securities to the consultant.

         On April 28, 2003, we concluded our acquisition of Inyx Pharma. The transaction consisted of an exchange of 100% of the outstanding common stock of Inyx Pharma, for 16,000,000 shares of restricted common stock of the Company (the "Exchange"), representing approximately 64% of the approximately 25,000,000 shares outstanding after the Exchange. As a result, Inyx Pharma became a wholly-owned subsidiary of the Company. Inyx Pharma focuses its expertise on development-led manufacturing in the sterile pharmaceutical, finished-dosage form, outsourcing sector. It specializes in niche products and technologies for the treatment of respiratory, allergy, dermatological, and topical conditions. Inyx Pharma's client base is comprised of blue-chip ethical pharmaceutical companies, branded generic firms and biotechnology groups.

         To reflect our new operating business, we changed our corporate name on May 6, 2003 from Doblique, Inc. to Inyx, Inc.

         On May 15, 2003, the Company formed Inyx Canada, Inc. Inyx Canada performs certain administrative and business development functions for the Company, including the business development functions necessary to obtain the selection by the United Nations Development Programme for contracts to assist candidate developing countries to meet the requirements of the Montreal Protocol to phase out the consumption of ozone depleting chlorofluorocarbon gases in metered dose inhalers.

         The Inyx Pharma acquisition is our first pharmaceutical acquisition. Our principal business following the Exchange was the business of Inyx Pharma and other possible acquisitions within the pharmaceutical industry. These include research and development; manufacturing, distribution and intellectual property acquisitions; acquisition of pharmaceutical products in development; pharmaceutical products marketed by other companies that may be available for purchase; and company acquisitions and mergers.

         The transaction that the Company has completed with Inyx Pharma is classified as a reverse acquisition. Reverse acquisitions occur when one entity (the nominal acquirer) issues sufficient shares to the former owners of another entity (the nominal acquiree) so as to cause the shareholders of the nominal acquiree to become the majority shareholders of the resultant combined enterprise. The total purchase cost is allocated to the net assets of the Company.

         All monetary amounts described herein are stated in either U.S. Dollars ($) or United Kingdom pounds sterling ((pound)). The exchange rate between the two currencies on December 31, 2003 was (pound)1 = $1.78, and the average for the period from April 28, 2003 through December 31, 2003 was $1.67.

         See "Management -- Certain Relationships and Related Transactions" for information about the interests of certain directors, executive officers and promoters of the company in the formation and reorganization transactions described above.

Business Strategy

         Our Company is focused on the development and contract manufacturing of prescription and over-the-counter ("OTC") pharmaceutical products to our clients in the respiratory, allergy, topical and dermatological markets. We also provide pharmaceutical development and manufacturing consulting and research services in these market areas. We intend to expand our product research and development activities into our own lines of prescription and OTC pharmaceutical products, but we have not yet commercialized or marketed any of our own products or drug delivery applications. We have limited product distribution capabilities, and, although we perform some sales and marketing functions, until we build or contract our own sales force, we will initially depend on our customers'
distribution   channels   or   strategic   partners   to  market  and  sell  the
pharmaceutical products we are planning to develop. We plan to complement our organic growth opportunities through strategic acquisitions of pharmaceutical products and drug delivery devices that are complementary with our expertise, including those through the acquisition of other pharmaceutical companies.

Products

         We currently develop and manufacture five types of pharmaceutical products. In each case, we formulate the pharmaceuticals to our customers' specifications and fill the delivery devices to produce a finished product for delivery.

Hydrocarbon Aerosols

         We develop and manufacture hydrocarbon aerosols as a delivery system for dermatological and topical drug applications. The drug (usually a corticosteroid or similar anti-inflammatory agent specifically formulated with excipients) is kept under pressure in a can with liquid hydrocarbons. These hydrocarbons are normally a mixture of propane, iso-butane and butane. As the product is dispensed and released from the can, the hydrocarbons spontaneously vaporize, turning the resulting mixture into a mousse or foam (depending on the exact formulation). This results in the drug being in a format suitable for rapid absorption into the skin. In addition, the hydrocarbons used are deodorized, so the drug can be administered in an odorless way, leaving no residue on the skin. We utilize two state of the art hydrocarbon filling lines each with fire suppressant equipment, protected gassing of hydrocarbons, remote safety monitoring equipment, and dedicated manufacturing areas.

         We believe that our contract share of the U.K. prescription and over-the-counter aerosol market is substantial. In some instances, we may be the only contract manufacturer for such products. Additionally, we believe that the specialized nature of the topical hydrocarbon aerosols market, which has limited competition, will allow us to continue to maintain and expand our current market share in this sector.

         We intend to expand our expertise in this area in order to be recognized as a world leader in hydrocarbon aerosols for pharmaceutical applications. In addition to our growing business base and the recent rise of new hydrocarbon aerosol business in the pharmaceutical industry, we believe that there are significant growth opportunities in aseptic hydrocarbon applications for other existing or potential customers as the use of this technology continues to grow. With significant experience in this area and two regulatory compliant hydrocarbon aerosol filling lines, we believe we are well positioned to expand our contract market share in this sector. Additionally, as development runs for the introduction of new products vary, we believe that we have sufficient manufacturing flexibility to take on new products while addressing our customers' volume requirements.

Metered Dose Inhalers ("MDIs")

         We also develop and manufacture metered dose inhalers ("MDIs"), used primarily for respiratory conditions, which employ both chlorofluorocarbon ("CFC") and hydrofluroalkane ("HFA") propellant technologies. CFC-based products include Salbutamol, a mild asthma and rescue therapy, and Beclomethasone, a steroid used as an anti-inflammatory for respiratory disease. HFA products include MDIs for respiratory ailments and a metered dose oral ("MDO") spray, such as a "GTN" spray which is a nitrate propelled HFA aerosol that is used for prescription and over the counter products, primarily for cardiac ailments.

         In the past, our CFC-based MDIs were sold throughout Europe, Australia, Canada and South America. Given growing global restrictions on ozone-depleting CFC products, we believe that the use of HFA-propelled MDI opportunities within the pharmaceutical industry will increase. Specifically, we are now developing a number of HFA MDIs for a number of our clients. Further, we plan to exploit the MDO-spray HFA product through sales to our primary customer in this area, which is Genpharm, a Canadian-based subsidiary of Merck Generics. Utilizing client-funded product and process development applications, we plan to continue changing to HFA MDI production in 2004, while continuing to utilize CFC MDI manufacturing capabilities and CFC allocations for markets which have not banned CFC use as of yet. This includes capitalizing on our relationships with a number of our clients which have extensive distribution channels for such products in South America, Africa and the Middle East. Based upon Pharma-File, a European industry publication, we believe we have a competitive advantage in this sector as one of the few pharmaceutical companies with the capabilities to both develop and manufacture HFA based inhalants. Based on our capabilities in this area, early in 2004 we were selected by the United Nations Development Programme
(UNDP) - Montreal Protocol to assist a developing country with the transition of CFC MDIs to HFA MDIs.

Dry Powdered Inhalers ("DPIs")

         We assist in the development and production of dry powder inhalers ("DPIs"), which are primarily used for respiratory ailments such as asthma.
Specific products in this area include Salbutamol, which we believe is the leading product in the area, and Beclomethasone, which we believe is the second leading product in the area. We are also reviewing the possible use of Budesonide, an anti-inflammatory corticosteroid, and Formeterol, a bronchodilator, as DPIs. Our major customer in the DPI area has licensed the DPI device (the "Clickhaler") that we currently manufacture under a license agreement from a UK-based biotechnology company. This U.K.-based biotechnology company is also in the process of licensing its product to a number of other pharmaceutical companies. Subject to the results of this licensing program, we expect to continue to manufacture DPIs for third-party licensees. Based on increasing consumer acceptance and the growth in diagnoses and incidences of asthma, we believe that DPIs are expected to grow in use. We also believe that manufacturing revenue opportunities in this product category will continue to expand as this mode of drug delivery is beginning to enjoy increased use not only for respiratory inhalants but as a mode of delivery for other products. Such other products include those which target systemic disease, which may include insulin for diabetes and pain management drugs.

Metered Dose Pump Sprays ("MDPSs")

         We develop and produce metered dose nasal and throat pumps and sprays ("MDPSs") for nasal decongestion, anti-allergic and anti-inflammatory applications. Specific products within these areas include coricosteroid products such as a Beclomethasone Dipropionate for the treatment of allergy conditions. Allergy pump sprays are a seasonal product with the largest consumer use coming in the spring and late summer months. We plan to leverage the manufacturing upgrades that the previous owners of our UK based manufacturing site performed on the pump spray filling line. We believe that such upgrades will provide us with an excellent production base to maintain our existing customer volumes, while developing new business in the growing seasonal allergy market sector. Further, we intend on capitalizing on growing opportunities in this area by expanding product development and marketing activities that may lead to manufacturing opportunities. Such opportunities include pump sprays for complex proteins, pain medications, hormone applications and vaccines.

Saline Aerosols

         We develop and manufacture products that are nitrogen propelled buffered and non-buffered normal aerosols for eye and wound care. These include the water-for-injection/alcohol aerosols and non-alcohol based disinfectant aerosols. Based upon Pharma File, we believe that we may now be one of the largest manufacturers of sterile saline and alcohol aerosols in the United Kingdom. We are actively pursuing new technologies such as a "bag-in-can" wound spray that may provide enhanced spraying parameters for sterile wound aerosols.

Product Rights

         The processes used to develop and commercialize our clients' products utilize spray technologies that are proprietary to the Company and can therefore be used to support other activities. Such technologies consist of the process of filling and packaging aerosols and the associated operating procedures and methods. However, specific formulations and specifications supplied by the client are deemed confidential and are therefore not available for us to use in any other application.

Product Development

         Our business strategy includes the development and sales of our own proprietary products, including both delivery devices and pharmaceutical products, for respiratory, dermatological and topical drug delivery applications through our own customers' distribution channels or with strategic partners. No agreements currently exist for the use of our customers' distribution channels for these products. These products are expected to include non-CFC generic respiratory inhalants, non-CFC propelled oral sprays for cardiovascular ailments, wound irrigation and cleansing sprays, and anti-inflammatory nasal pumps. We have now commenced building the infrastructure and resources, including building out our laboratories and expanding our product development staff to implement such a business strategy.

         We believe that we can also enhance our competitive position through the acquisition of regulatory-approved pharmaceutical products and drug delivery devices for respiratory, dermatological and topical drug delivery applications or such products in development, including those through the acquisition of other pharmaceutical companies.

         Our product development capabilities are located at our Inyx Pharma development and manufacturing facilities in the United Kingdom.

Contract Services

         As we have experience in the development and manufacturing of CFC-free or HFA MDIs for asthma and other respiratory diseases, our Company, through our wholly owned subsidiaries, Inyx Canada and Inyx Pharma, commenced a business in early 2004 of contracting consulting services through the United Nations Development Programme ("UNDP"), as funded by the United Nations Multilateral Fund ("MLF") to assist selected developing countries comply with the requirements of the Montreal Protocol on Substances that Deplete the Ozone Layer. The Montreal Protocol is an international agreement signed by 180 countries (both developed and undeveloped) designed to eliminate the production and consumption of substances that deplete the stratospheric ozone layer including the reduction of the use of CFC's within the pharmaceutical industry. Our consulting activities include the procurement and installation of manufacturing facilities and equipment, and the training of personnel in the use of ozone-friendly HFA propellants in developing countries as specified by the UNDP.

         The terms of the initial contract with the UNDP to provide such services in a candidate country has been approved and will be released publicly upon receipt of necessary governmental documents. We hope that, based on our performance on these initial services, we may be requested by the UNDP to provide such services in other countries seeking to achieve compliance with the Montreal Protocol. The largest markets for such services are for nationally owned pharmaceutical entities in developing countries in Latin America and Asia, including China and India.

Manufacturing Process and Capabilities

Facilities

         Our manufacturing facility is located at Astmoor, Runcorn, Cheshire, England. Our production facility is utilized to manufacture sterile aerosol products, including metered dose and dry powder respiratory inhalers, pump sprays, and saline and topical aerosols. Our manufacturing operation consists of over 60,000 square feet of manufacturing, laboratory and warehouse space and we currently have 90 employees working at the facility. Twenty-five of these employees are in quality operations with the remainder in engineering, manufacturing, packaging and supply chain management, and clerical and support staff. The remainder of our staff in the U.K. (32 persons) are located at the Manor Park office and development facility in finance, commercial, administrative human resource, and product development functions. Highlights of the manufacturing operation include: two cGMP-compliant regulatory approved hydrocarbon aerosol manufacturing and filling lines; an HFA metered dose inhaler manufacturing and filling line, which is regulatory compliant and fully validated; and an innovative DPI production facility, which represents a new type of drug delivery technology for respiratory conditions and other ailments including pain management.

Manufacturing Capabilities

         With respect to hydrocarbon aerosol production, we utilize two state-of-the-art hydrocarbon filling lines that are capable of bulk manufacture, filling, valve placements, gassing, water-bath testing, and packaging, including individual cartons into a wide variety of packs. Based on three shifts, our two hydrocarbon filling lines are capable of producing 27.3 million units annually. We are presently running one shift on these lines. Based on one shift, annual capacity on these lines, combined, is nine million units. As of December 31, 2003, based on one shift, our capacity utilization on these lines has been averaging 35% on an annual basis.

         With respect to MDIs, we employ two filling lines. One MDI manufacturing line produces CFC-based inhalers. The CFC manufacturing line has a capacity of 30.4 million units annually, based on three shifts. The second MDI manufacturing line produces CFC-free or HFA inhalers. The HFA line is capable of manufacturing 9.1 million units annually, based on three shifts. Each such line consists of valve placements, filling, check-weighing and packing operations. These lines are also capable of bulk manufacture feeding and come with integrated downstream packaging. As of December 31, 2003, due to the phase out of CFC-based inhalers, our capacity utilization on the CFC line has been minimal (less than 2%). As of December 31, 2003, our capacity utilization of the HFA line, based on one shift, has been averaging 17% on an annual basis. Based on one shift, the capacity of the HFA line is three million units, annually.

         In producing dry powder inhalers, we utilize a semi-automatic process that includes bulk manufacture, device assembly and printing, filling and packaging. Our annual output capacity for dry powder inhalers is currently 2.1 million units, based on three shifts. Our DPI filling and blending equipment is owned by the innovator (a U.K.-based biotechnology company) of the dry powder inhaler device. As of December 31, 2003, based on one shift, our capacity utilization on the DPI line has been averaging 24% on an annual basis. Based on one shift, the capacity of the DPI line is one million units, annually.

         With respect to pump spray production, we employ newly installed equipment capable of bulk manufacturing, filling/crimping or filling/screw capping and final packaging. We are capable of producing these products in glass or plastic bottles. Current maximum capacity for the pump spray line is 12.1 million units annually, based on three shifts. As of December 31, 2003, based on one shift, our capacity utilization on the pump spray line averages 32% on an annual basis. Based on one shift, the capacity of the pump spray line is four million units, annually.

         With respect to continually sterilized saline aerosol manufacturing, we are capable of bulk manufacture, sterile filling, valve placement, actuation/capping and packaging into final product shipper. Based on three shifts, the saline aerosol line is capable of producing 15.2 million units annually. As of December 31, 2003, based on one shift, our capacity utilization on the aerosol saline line averages 26% on an annual basis. Based on one shift, the capacity of the saline aerosol line is five million units annually.

         Finally, with respect to secondary packaging, we utilize two discrete areas capable of handling a wide range of products and packaging materials on an automatic, semi-automatic, and manual basis. The MDI packaging lines are capable of packaging material via check-weighers, function testers, labeling, cartoning, shrink-wrapping, coding and palletizing equipment. Based on three shifts, these packaging lines are capable of packaging 33.4 million units annually.

         Below is a capacity summary in connection with our Company's current manufacturing run rate.

--------------------------------------------------------------------------------------------------------
                                        Capacity Summary 2003
--------------------------------------------------------------------------------------------------------
                                      Annual
                                  capacity based       Annual
                                  on 3 shifts at   capacity based                          Present
                   Average line   100% capacity    on current run    Estimated 2003    utilization rate
                    run speed      utilization     rate (1 shift)   production units    based on single
 Production line      (cpm)*       (units 000s)        000s)         (units (000s)        shift (%)
----------------- -------------- ---------------- ---------------- ------------------ ------------------
      Saline            50             15,187          5,125            1,333                26
----------------- -------------- ---------------- ---------------- ------------------ ------------------
    Pump Spray          40             12,150          4,100            1,312                32
----------------- -------------- ---------------- ---------------- ------------------ ------------------
       DPI               7             2,127           1,000             240                 24
----------------- -------------- ---------------- ---------------- ------------------ ------------------
       HFA              30             9,112           3,075             523                 17
----------------- -------------- ---------------- ---------------- ------------------ ------------------
       CFC              100            30,375         10,250             185                 2.0
----------------- -------------- ---------------- ---------------- ------------------ ------------------
   Hydrocarbon          90             27,336          9,224            3,228                35
----------------- -------------- ---------------- ---------------- ------------------ ------------------

* cpm = containers per minute

Capital Improvements

         We continuously make capital improvements to our development and production facilities in order to improve operating efficiencies, increase automation, improve quality control and keep pace with regulatory requirements and market demand. The total of these improvements over the next three years is expected to be approximately $5 million, including approximately $1.6 million in 2004. We have also commenced implementation of a new business information system with related computer hardware and software. The cost of this system is approximately $550,000.

Suppliers

         We utilize a variety of suppliers as indicated by our and our customers' respective requirements. There are five critical suppliers for a number of our products, primarily related to our can and valve requirements for aerosol products. The loss of any of these suppliers or the interruption or delay in the supply of materials and components could result in an adversity in which we would be forced to seek an alternative source. These suppliers are:

         1.       Cebal - provides various types of cans
         2.       Perfect Valois - provides valves for MDIs
         3.       Lablabo - provides actuators for steroidal foam products
         4.       Bespak - valves for MDIs and the Clickhaler device
         5.       Pfifer - pump valves for nasal pump spray products

Inventories

         We maintain various levels of inventories of pharmaceuticals, materials and components to produce our products and drug delivery devices, which are stored in a warehouse at our production site in the United Kingdom. Inventories are reconciled monthly and security measures are in place to avoid theft and unauthorized access. Additionally, finished products are quarantined in specific areas within our warehouse facilities before shipping to our customers.

Development

         Our development operation is comprised of a 15-person pharmaceutical research and development center, located at a 30,000 square foot leased laboratory and office complex in Manor Park, Cheshire, England. This development and testing center, which is a five minute drive from our Astmoor manufacturing site, provides analytical and formulation development, stability testing, scale-up and validation outsourcing services to our clients. On a contract or fee-for-service basis, we provide product research and development services to our customers in the respiratory, allergy, dermatological and topical disease areas. In addition to these services, our research and development group is now actively involved in developing our own proprietary products, and seeking drug delivery extensions and improvement for existing marketed products. Our research and development group also provides our manufacturing services group with integrated support for product scale-up and commercialization activities, and explores ways to improve the quality and efficiency of our manufacturing processes. Our development scientists and associated laboratories have developed a number of pharmaceutical products for our clients, which are currently being supplied to these clients in a number of international markets. Early-stage development activities are outsourced when necessary to independent clinical research organizations to reduce overhead costs and increase efficiency.

         Our development operation, comprised of five separate areas listed below, is vertically integrated into our manufacturing operation, thereby allowing us to provide complementary scale-up and commercialization services for our manufacturing clients and to scale-up our own products, when developed, to commercial production.

         Formulation Development. We have the capability to formulate a wide range of therapeutic dosage forms. We presently concentrate on those dosage forms that complement our core manufacturing skills, such as orally inhaled products (metered dose and dry powder inhalers), nasal pump actuated formulations and topical and dermal pharmaceuticals.

         Analytical Development. Our development group also has the ability to work closely with existing and new customers to provide method development and validation services that support pre-formulation and stability testing. This group is equipped with required analytical instrumentation including automated High Performance Liquid Chromatography (HPLCs), gas liquid chromatography, malvern particle sizer, and Anderson cascade impactors. Generated methods and reports are used to support worldwide regulatory submissions.

         Stability. Our development group also provides extensive time-point testing expertise, enabling the group to guide our clients to the appropriate stability protocol for a particular type of dosage form or targeted geographic market. Large walk-in stability chambers offer the flexible capacity to meet world-wide market requirements, all operating within guidelines for the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (ICH). We intend to expand our stability capabilities and services as we believe that customer demand for this type of development service is growing.

         Regulatory Support. This development service is comprised of four functions: 1) technical guidance, which involves ensuring that all agreed technical protocols will achieve license approval in the target geographic market; 2) license submission support, where we generate a comprehensive product technical file, which is then transferred to the client for inclusion in a regulatory file submission; 3) technical assistance, which involves assisting the client to respond promptly to queries and questions from the regulatory authorities; and 4) license maintenance, which involves supporting renewal and license variations including manufacturing licenses.

         Integrated Project Management. We also provide full turnkey project management services at our Manor Park development center. These services include formulation and analytical development through production scale process validation and batch stability, and to license submission support and production for commercial marketing. Alternatively, our development clients can contract for any combination of the individual component services provided by our development group.

Seasonality

         A number of our products are seasonal, especially the metered dose pump sprays such as Beclometh aqueous nasal products that are supplied to the allergy market. Such products are predominantly produced early in the first quarter for sale in the spring season and then again in the third quarter for sale in the late summer (harvest season) of each year. We also manufacture a hydrocarbon-based product that is used in the treatment of head lice, and this is produced to allow its sale to coincide with the beginning of school terms.

Operating Strategies

         We believe that our competitive strengths lie in our experienced management, our ability to offer specialized pharmaceutical development and manufacturing services, including product transition consulting services, and our blue-chip customer base. We intend to employ the following key strategic initiatives in order to leverage our strengths:

Provide comprehensive sterile fill manufacturing and developmental services in the aerosol and topical spray market sector.

         We believe that the outsourcing of finished dosage form drugs is a growing trend in the pharmaceutical industry, resulting in an increasing demand for our services. By capitalizing on our niche sterile-fill pharmaceutical aerosol manufacturing technologies, we intend to provide our clients with commercial manufacturing capabilities that may be largely unavailable to our clients' competitors. Additionally, through integrated late-stage drug development and manufacturing scale-up capabilities, we believe that we can enhance our clients' competitive position by accelerating the time to market for their new pharmaceutical products. Due to the ensuing site-specific, regulatory authorizations for the manufacture of these products at our production facility, we believe we can retain the subsequent commercial manufacturing opportunities from clients.

Develop and invest in specialized sterile-fill manufacturing processes that have significant barriers to entry.

         We believe that we must continue to expand our customer base by developing and investing in specialized sterile-fill manufacturing processes that constitute significant barriers to entry. We believe that most of our contract services growth opportunities will come from pharmaceutical companies' requirements for highly specialized manufacturing technologies, for which they lack the required niche expertise or capacity, as well as from the increased presence of biopharmaceutical and virtual pharmaceutical companies in the healthcare market. These types of companies usually lack an in-house manufacturing infrastructure and, therefore, we expect that these companies will increasingly rely on us for their process development and production requirements. We believe that as we further develop our specialized manufacturing capabilities, we can maintain greater pricing power and margin growth as a result of increased demand. Based on our experience within the industry, we believe that potential clients may be unable to secure these specialized manufacturing capabilities elsewhere, while competitors may not be inclined to invest in specialized non-core manufacturing competencies that may take significant time and capital to develop.

Enhance clients' competitive position by accelerating time to market for new and innovative pharmaceutical products.

         We believe that one of our strengths is our ability to provide our customers with a full spectrum of products and services in development, formulation, analytical testing and trial, and large-scale production phases within the pharmaceutical aerosol sector. By leveraging integrated scale-up and pilot facilities, we believe we can assist our clients develop sterile-fill manufacturing processes to commercialize new or innovative products. We also believe that as a result of their limited financial resources, which are focused on clinical development and clinical testing, biotechnology and small, specialized pharmaceutical clients will increasingly rely on our integrated product development and manufacturing capabilities to bring their products to market.

Focus on quality, versatility, innovative solutions and outstanding customer service.

         We believe that our success is critically dependant upon achieving results for our clients by providing comprehensive and versatile development and manufacturing services in our targeted market sectors, which include the respiratory, allergy, dermatological and topical disease areas. We have integrated our development and scale-up capabilities with our manufacturing operations in order to allow ourselves to efficiently introduce new products or product line extensions into a targeted market area. Based on our experience, regulatory agencies such as the United States Food and Drug Administration ("FDA") and the United Kingdom Medicines and Healthcare Products Regulatory Authority ("MHRA") are continuously enacting new policies requiring more high quality control and quality assurance systems in the global pharmaceutical industry. As a result of these policies by the regulatory agencies, we believe that we must continually invest to maintain and upgrade our manufacturing and quality systems to meet the evolving requirements of such regulatory agencies, our customers needs, and our own requirements. We believe that we must also continue to enhance our staff training systems in order to improve our staff's performance in line with our customers' changing needs. We believe that manufacturing flexibility, along with a well-trained staff and high quality systems, will allow us to provide good customer service, and thereby enhance our competitive position and growth opportunities.

Improve the organic growth of the business by introducing volume products that complement the existing product portfolio, especially via the introduction of our own proprietary products.

         We believe that we possess a blue-chip customer base that has an international presence and multinational distribution channels. Based on our review of publicly available documents, many of our customers are lacking one or more key pharmaceutical aerosol products in their product portfolio or are looking for product line extensions in niche market areas. We believe that by developing and licensing these types of niche products to our client base, we can significantly increase our manufacturing volume and enhance the commercial relationships we have with these customers. We believe that the Company can also take advantage of key strategic relationships with a number of our customers to exploit key and profitable niche market sectors in the aerosol pharmaceutical market. We believe that these customers would prefer to allocate capital and resources to sales and marketing functions, while leaving the manufacturing to companies like us. This may become even more prevalent in the event that highly specialized development processes or equipment is required. We believe this type of relationship may lead to a strategic relationship with such potential clients. These types of ventures may become even more prevalent in the event that a highly specialized development process or production equipment is required. We believe that such factors also facilitate the introduction of our Company's own proprietary products, which will allow us to focus on materially higher profitable business opportunities while departing from lower profit activities.

Capitalize on the increasing conversion from ozone-depleting CFC aerosol pharmaceutical products to non-CFC pharmaceuticals.

         We believe that we are one of the few pharmaceutical companies in the world that has proven experience in the conversion from CFC to CFC-free (namely HFA propellant) aerosol pharmaceuticals, and we have conducted such transition for clients in Europe and Canada. As the United States and countries in Asia and Latin and South America implement the phase-out of CFC pharmaceutical products in coming years, we plan to increase our contract development and manufacturing services in this area and also to leverage our CFC-to-HFA expertise into strategic partnering relationships, as well as to cultivate our Company's own CFC-free proprietary products.

Where feasible, acquire under-exploited, complementary pharmaceutical products and businesses that would benefit from our development and production expertise.

         We also view growth opportunities through strategic product and business acquisitions that would benefit from our aerosol pharmaceuticals development and production expertise, including our capabilities in the conversion of CFC-based pharmaceutical aerosol productions to CFC-free pharmaceutical aerosols. We believe that there is an increasing trend in the pharmaceutical industry, particularly by big pharmaceutical companies, to license or sell outright products that they deem to no longer be core assets. We also believe that the acquisition of strategic products and businesses would accelerate the building of our Company.

Insurance Coverage and Risk Management

         We maintain insurance coverage, including property, casualty and business interruption; foreign medical costs; freight; motor vehicles; title insurance on owned real properties; errors and omissions including product liability; and employee injury liability. We also maintain director and officer liability coverage.

         Our products must meet with the strict requirements of pharmaceutical manufacturers including those required by the FDA and MHRA, and general cGMPs (current Good Manufacturing Practices). We also maintain a quality assurance group to ensure that production quality and associated documentation meet the requirements of customers and regulatory authorities alike. The quality control group performs in-line testing during the manufacturing operations to ensure that the necessary standards are met. All filled and packaged product is placed in quarantine to verify and ensure sterility before it is shipped to the customers. Regulatory agencies, local environment, health and safety authorities and the customers themselves, inspect and audit our facilities and operations on a regular basis.

Industry Overview and Markets

The Pharmaceutical Manufacturing Market

         According to two financial reports (National Bank Financial and CIBC World Markets) published in November 2001, market spending for global pharmaceutical manufacturing has reached $53 billion, or just over 13% of a total global pharmaceutical market of $400 billion. The $53 billion global manufacturing market represents both in-house and outsourced pharmaceutical manufacturing and is divided between two market segments: primary manufacturing and secondary manufacturing. Primary manufacturing relates to the manufacture of active pharmaceutical ingredients ("API") in bulk. Spending in this segment has reached $19 billion. Secondary manufacturing refers to the processing of APIs into finished dosage-form pharmaceutical products ("fill and finish"). Spending in this segment has reached $34 billion. The highlighted reports further outline that of the total $53 billion spent annually on the pharmaceutical manufacturing market, approximately $14.8 billion of those expenditures are in the manufacturing outsourcing sector and approximately $38.4 billion of those expenditures are in the in-house manufacturing sector.

Pharmaceutical Manufacturing Outsourcing Sector

         According to the noted reports, pharmaceutical companies are outsourcing their manufacturing and packaging requirements increasingly allowing them to focus on core competencies such as the research and development of new drug products. During 2001, the primary manufacturing outsourcing sector accounted for $9.7 billion of expenditures, and the secondary manufacturing outsourcing sector accounted for $5.1 billion of expenditures. Outsourcing in the primary manufacturing segment is well established, due to the availability of large-scale, low cost-base facilities. Given the maturity of this sector, outsourcing growth opportunities are relatively limited. In contrast, outsourcing of finished dosage-form drugs (secondary manufacturing outsourcing) is a relatively new trend in the pharmaceutical industry. Demand in the secondary manufacturing outsourcing sector emerged mainly from escalating drug research, development and regulatory costs, and the need to access manufacturing capacity. We are focused on sterile-fill manufacturing applications in the secondary finished dosage-form manufacturing segment. According to the Freedonia Group, an industry market research organization, sterile-fill applications account for approximately $8.2 billion of the total $34 billion secondary manufacturing market segment.

Targeted Market Sectors

         Due to the added regulatory scrutiny and resulting high barriers to entry, we have focused our expertise on the sterile aerosol pharmaceutical market sector. Aerosol pharmaceuticals are those drugs that are administered via varying spraying mechanisms through the use of propellants, forced air or mechanical pump actions. Propellants include CFC and HFA gases for use in respiratory aerosols, or hydrocarbon propellants which are used in dermatological aerosols to create a foamed solution. We have also targeted the following market sectors:

         Respiratory Market - According to publicly available published reports, the respiratory patient population is one of the fasted growing segments in the healthcare market. Asthma and chronic obstructive pulmonary diseases affect approximately 10% of the population in industrialized countries, with significant growth forecasted as a result of increasing incidents and awareness. This includes allergy, asthma, chronic obstructive pulmonary disease and coughs and colds. According to a recent respiratory market report by the industry research group Datamonitor, the global asthma market alone is estimated to have reached $11.5 billion annually. The United States is the largest national market, accounting for approximately 35% of the global asthma market. The U.S. market is followed by the Japanese market, which accounts for approximately 13% of the global asthma market. However, the United Kingdom has the largest market size per capita, due to high diagnosis and treatment rates and higher product prices there. Given that many of the branded inhalant products are scheduled to lose patent protection within the next three years, market demand and the subsequent development and production of such drugs should increase significantly. Additionally, due to the Montreal Protocol regarding the ban on ozone-depleting CFC sprays, there are new regulations that require companies to phase out CFC-containing inhalers and replace them with CFC-free inhalers, propelled by substances such as HFAs. Many countries, including the United States, have not yet implemented the phase-out of CFC propellants for medical products, whereas the European Community, Canada and Australia have generally phased out the use of CFC pharmaceuticals.

         We believe that we are one the few pharmaceutical companies in the world that has both CFC and HFA manufacturing capabilities. We also believe that we are one of a small number of companies that have the development capabilities to assist our clients in the transition from CFC to HFA inhaler applications.

         The Systemic Drug Delivery Market - Traditionally, the vast majority of medicines have been administered orally, either in solid/tablet or liquid form. Not all drugs can be taken effectively through the digestive tract and, therefore, must be administered parenterally, usually by injection. The inherent draw back to injections is in patient compliance and risk of infection when utilizing needle devices. Drugs administered through the lungs, however, also reach the circulatory system very quickly, bypassing the digestive track the same way as an injection. As there is no pain or reluctance associated with needle use, patient compliance may be much higher with oral-spray delivery. As a result, respiratory aerosols may be excellent alternative to injections.

         According to publicly available documents regarding the biotechnology industry, with the recent mapping of the human genome, it has been reported that there has been an explosion in new drug discovery targeted for specific disease states. These new drugs tend to be large peptides and proteins. If these types of complex molecules were to be taken orally, the environment encountered in the human digestive tract would degrade them and render them ineffectual. As such, many of these new drugs may be excellent candidates for delivery through the lungs. In addition, some of these large molecule drugs may also be candidates to be administered nasally. Based on our experience in pulmonary and nasal drug delivery systems, combined with our development capabilities in these areas, we believe that we are in an excellent position to capitalize on working with new molecules that lend themselves to these types of drug delivery systems.

         The Dermatological Market - In 2001, the worldwide retail prescription market for dermatological pharmaceuticals was estimated by IMS Health to be $9 billion and growing at 5% per year. In the same year, the U.S. retail prescription market for dermatological pharmaceuticals was valued at $4 billion. The market is normally subdivided into five categories: retinoids (any of various synthetic or naturally occurring analogues of vitamin A), steroids, antifungals, antibiotics and other products. Such products are widely used to treat skin conditions, including: acne and atopic dermatitis, fungal infections, inflammation and psoriasis, baldness and for hair removal. In addition, such drugs are used for diagnostic procedures and to treat symptoms of aging, photo-damage and photosensitivity.

         According to publicly available reports, skin conditions requiring the use of medications often tend to be of a chronic nature with causes unknown. The drugs are often used in order to relieve symptoms rather than as a permanent cure. The result is a constant demand for continuing drug therapy from the patient base. Until recently, this market has lacked innovation in its drug delivery sector. Drugs were normally administered only in creams and ointments. Some patients are reluctant to use treatments that leave visible sticky or greasy spots on themselves or their clothing. With the advent of hydrocarbon aerosol technology, drugs can be delivered in a manner that allows the active ingredient to be quickly absorbed into the skin leaving no residues. This may result in better patient compliance and, in turn, greater usage and demand for the drugs administered in this fashion. We believe that with our hydrocarbon aerosol manufacturing capabilities, we are well positioned to take advantage of this trend in the dermatology marketplace. In addition, we possess the development capabilities to assist new clients to transition their drugs into this new delivery system.

Trademarks, Patents and Licenses

         When we acquired Inyx Pharma, we acquired a number of licenses and other forms of intellectual property.

Pharmaceutical Manufacturing Licenses

         Inyx Pharma possesses a Manufacturer's License, ML20165/1, granted by the MHRA and also possesses all the necessary authorities, approvals and certifications to conduct normal business activities within the United Kingdom. See "-- Government Regulation." The license must be renewed every five years, and the next renewal is in February 2008.

Product Licenses

         Inyx Pharma owns product licenses granted by the MHRA in the U.K. market for Oxymetazoline decongestant nasal spray (expiration August 2005), Chlorhexidine Gluconate mouth spray (expiration December 2005) and Beclomethasone Dipropionate nasal spray (expiration August 2008). Every license in the United Kingdom is granted for a period of five years. At that time, the product license is subject to a review by the MHRA. The MHRA reviews product stability, adverse event reports and any legislative changes that may have taken place within that five-year period that may have affected the licensing requirements for that product. During the review process, the subject company may continue to market the licensed product. Once the MHRA completes its review, it extends the expiration date on the license for another five years, when the licensing review cycle is repeated again.

Medical Devices

         Inyx Pharma is also an ISO9001/EN 46001 registered company and as such is approved for the design, manufacture and inspection of pharmaceutical medical devices. Such medical devices include sterile saline for wound irrigation, ringers irrigation solution, sterile saline in a polyethylene bottle, sterile buffered saline for contact lens use, sterile saline aerosol for contact lens use, two step lens care system stage one-disinfecting solution and two step lens care system stage two-rinsing and neutralizing solution. Such certification must be renewed annually, and we received approval in March 2004 for the ensuing twelve months.

Registered Marks and Logos

         We are presently using and have filed trademarks on Inyx, Inyx Pharma and the associated logo (i.e., six square orange and grey boxes).

Patents and Registered Design Rights

         Our customers' patents and product licenses are owned by the respective client. On a contract basis, we manufacture products according to our customers' specifications. Until we successfully develop and begin to market our own products, we will not have any design rights that are registered to our own brand items. At that time, we will seek trademark protection for any design rights or brand names for such products.

Confidential Information, Industrial Secrets, Trade Secrets and Know-how

         Confidential information, such as business proposals and/or plans, customer lists, profit projections, budgets, economic or market information and specific manufacturing methods, is limited to staff and customers on a "need to know" basis. Data such as manufacturing formulas and methods, forecasts etc. are held within databases under individual password control. We retain and control all associated soft copy and hard copy documentation.

         We have entered into a number of confidentiality agreements with third parties including customers, suppliers and contractors.

Databases and Software Protection

         We have replaced our existing information technology and business management system with the Sage 500 Management Information System, which started to become operational in January, 2004. This system is intended to support many of our business functions, including manufacturing, warehousing, distribution, logistics, sales reporting, accounting, inventory, quality control, budgeting, financial reporting, and operating and strategic reporting. In connection with the Sage 500 implementation, we will incur related costs of approximately $550,000 as a one-time cost for the purchase of hardware and operating software, and implementation costs, plus annual maintenance and support costs of approximately $65,000.

         Other databases including PEMAC (Planned Maintenance program), Prolog 4 (Payroll system), Maximizer (Customer Relationship Management system) and other Microsoft based systems are all individually licensed, and controlled and supported by our internal information technology group.

Software

         As part of the Sage 500 Management Information system purchase, we will ultimately own both the associated hardware and operating system software ("Sage") that will require newer version annual updates. The proprietary license for "off-the-shelf" software that we have traditionally utilized are held by the providers.

Domain Names

         We have registered several domain names, including "inyxinc.com," "inyxcorp.com," "inyxpharm.com," "inyx-pharma.co.uk" and "inyx-pharma.com." Our primary website is located on the world-wide web at "inyxinc.com."

Competition

         According to two financial reports (National Bank Financial and CIBC World Markets) published in November, 2001, and other publicly available documents, the global contract service industry was comprised of more than 1,000 contract manufacturing organizations ("CMOs") and contract research organizations ("CROs") combined. Reports further indicate that fewer than 20 of these CMOs and CROs are major participants in the pharmaceutical outsourcing industry. Competition also comes from in-house producers. The majority of such competitors provide contract manufacturing services to third parties only if manufacturing capacity is available. In some cases, these competitors may also present acquisition opportunities as consolidation in the pharmaceutical industry continues.

         We believe that we are able to compete effectively as a pharmaceutical CMO because we provide our customers with a spectrum of products and services in specialized niche areas but on a broad scale. We believe that we are a leader in the development, commercialization and production of respiratory, dermatological and topical aerosols. Additionally, by leveraging integrated scale-up and pilot facilities, we can assist clients in developing sterile-fill manufacturing processes to commercialize new or innovative products in the aerosol drug delivery market.

         In the specialty pharmaceutical sector, we compete directly with several pharmaceutical product development and manufacturing organizations. Many of our competitors, particularly large established pharmaceutical and biotechnology companies, have significantly greater resources than we do. We believe that by focusing on selected niche sectors of the pharmaceutical market such as the respiratory and dermatological aerosol fields, we can effectively compete with our competitors by leveraging our experience, expertise and customer distribution channels on specialty pharmaceutical products which are positioned at a price point that is attractive to the payer community including managed care, government formularies and the specialist physician population.

Government Regulation

         Our business as a pharmaceutical company is regulated by government authorities in the United States, the United Kingdom, and other jurisdictions where we and our customers market and distribute products, including Canada, various parts of Europe and Latin America. We must ensure that our products and services continuously comply with strict requirements designed to ensure the quality and integrity of pharmaceutical products. These requirements include the United States Federal Food, Drug and Cosmetic Act ("FDC Act") governed by the FDA and the MHRA under cGMP ("current Good Manufacturing Practices") regulations for pharmaceutical manufacturers. Our products and services must also continuously comply with the requirements of the European Agency for the Evaluation of Medicinal Products (the "EMEA"), and the Canadian Therapeutic Products Directorate (the "TPD"). These regulations apply to all phases of our business, including drug testing and manufacturing; record keeping; personnel management; management and operations of facilities and equipment; control of materials, processes and laboratories; and packaging, labeling and distribution.

         All of the pharmaceutical products supplied to the United States market are approved and regulated by the FDA and are approved under, and subject to, the FDC Act. In the U.S., the FDA requires extensive testing of new and existing pharmaceutical products to demonstrate safety, efficacy and purity, ensuring that the products are effective in treating the indications for which approval is granted. Where products are under development, testing in humans may not commence until either an Investigational New Drug application has been approved or an exemption is given by the FDA.

         Where a drug is acquired that has been previously approved by the FDA, both the Company and the former application holder are required to submit certain information to the FDA. This information, provided it is adequate, enables the transfer of manufacturing and/or marketing rights to take place. The Company is also required to advise the FDA about any changes that may affect the approved application as set forth in FDA's regulations. Our strategy focuses on acquiring existing approved products or those in late-stage development, transferring manufacture to our own facilities to leverage our existing expertise and know-how where this is considered both economic and advantageous. In order to perform such transfers, we must demonstrate by filing information with the FDA that we are able to manufacture the product in accordance with cGMPs and the specifications and conditions of the approved marketing application. For changes where prior approval is required under FDA regulations, there is no assurance that such approval will be granted by FDA.

         The FDA also mandates that drugs be manufactured, assembled and labeled in conformity with such cGMPs. In complying with cGMP regulations, we are required to continue to expend time, money and effort in production, record keeping, and quality control to ensure that the products meet the necessary and applicable specifications. The FDA periodically inspects manufacturing facilities to ensure compliance with applicable cGMP requirements. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to regulatory or, in some extreme instances, to possible legal action, such as suspension of manufacturing, seizure of product, or voluntary recall. Where FDA inspections result in cGMP non-compliances being observed a written report (known as a FDA Form 483) is issued. These observations are reported to the manufacturer to assist in complying with the FDC Act and the regulations enforced by FDA. The last FDA inspection of our United Kingdom manufacturing facility resulted in the issuance of a Form 483 that required the facility to resolve a number of observations, but did not require us to delay or discontinue the production of any products made at its facility for the U.S. market as the non-compliances issued were corrected. Adverse experiences with products in the market must be reported to the FDA and could result in the imposition of market restrictions through labeling changes or product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety, or efficacy of the product occurs after approval.

         The U.S. government has extensive enforcement powers over the activities of pharmaceutical manufacturers, including the authority to withdraw approvals, to prohibit sales of unapproved or non-conforming products, seize product and to halt manufacturing operations that are not compliant with cGMPs in addition to monetary penalties, both civil and criminal. Such restrictions may materially adversely affect our business, financial performance and results of operations.

         In addition, modifications to or enhancements of manufacturing facilities may be subject to further additional approval by the FDA that may require a lengthy approval process. The Company's manufacturing facility is subject to continual inspection from regulatory bodies and other government agencies such as the FDA, and manufacturing operations can be interrupted or halted if such inspection proves unsatisfactory.

         Our United Kingdom manufacturing facility holds a Manufacturer's License granted by the U.K.'s Medicines Control Agency, which, on April 1, 2003, merged with the U.K.'s Medical Device Agency to form the MHRA. This license permits the Company to manufacture, control and supply pharmaceutical products to all markets provided that individual products meet with the specification in force within the particular territory that the product is marketed. The MHRA is very similar to the FDA in that it operates under formal legislation (in the U.K. known as The Medicines Act) that controls the approval of all medicinal products used within the U.K. As a member of the European Union, the MHRA also regulates products manufactured for sale both within the U.K. and the E.U. The MHRA is responsible for the review and approval of all license applications and, via its inspection and enforcement division, the inspection and control of manufacturing, assembly and labeling requirements for all medicinal products. As with the FDA, the MHRA has a legal jurisdiction whereby companies who are not compliant with license particulars (known as marketing authorizations within the E.U.) or cGMP can be heavily penalized, including seizure, cessation of manufacture, product recall or, in extreme cases, the cancellation of the manufacturer's license. In this latter case, the manufacturing facility is unable to manufacture for any market. Monetary penalties can also be enforced subject to the judicial system approval within the U.K.

         Following an inspection, the MHRA issues a report (called a Post Inspection Letter) that highlights any observation or deficiencies noted at the facility, to aid the manufacturer to resolve any non-compliances noted during the inspection. At the last inspection in October 2001, a Post Inspection Letter was issued that highlighted a number of non-compliances to be addressed . This did not require the interruption of manufacturing activities nor require any impact upon products supplied from our facility, as the non-compliances issued were corrected.

         Our operations are also subject to numerous and increasingly stringent regulations, whether scientific, environmental or labor related, and can be applied  via  central  government  or at  state or local  level.  The  standards required by regulatory authorities as a result of changes in statutes, regulations or legal interpretations cannot be determined in advance by us. Such future changes could have a material effect upon our business in the future. Changes may, among other aspects, require modification to manufacturing facilities or processes, amend labeling, result in product recall, replacement or discontinuation of products, increase the requirements for control and record keeping or require additional scientific substantiation. Such changes may affect our business, financial condition and results of operations.

         In addition to regulations that govern the manufacture and supply of pharmaceutical products, our facility is also subject to regulation by other agencies such as the U.K.'s Health and Safety Executive, Environmental Agency and other legislation within the U.K. (e.g., Labor Relations Act, etc.) that are applicable under the laws of the United Kingdom. Periodic inspection by the appropriate agencies occurs to ensure that we are in compliance with the requirements within the appropriate regulations whether these are local, state or national.

Employees

         As of December 31, 2003, we employed a total of 127 personnel, consisting of 5 executives, 13 managerial, 12 clerical, 37 technical (including 15 scientific research and development personnel), and 59 production and maintenance staff. All but five of our employees reside in the U.K. Our Chief Executive Officer and two other key executives reside in North America and our President resides in the U.K. We are seeking a Chief Financial Officer, and a senior sales and marketing executive, both of whom will reside in North America. None of our employees is a member of any union. Our U.K. subsidiary consults with its employees via a Joint Consultation Committee comprised of representatives across all levels of the business and chaired by a senior manager. The purpose of that committee is consultative only. We believe we enjoy favorable relations with our employees. We make available to our employees benefits consisting of a contributing and matching pension plan available after one year of service, life insurance benefits, and stock options based upon the Company's value and meeting performance targets.

Environmental Impact

         We utilize a variety of chemicals in our business, many of which are dangerous if used or handled improperly. As of March 2004, we utilized approximately 170 raw material chemicals to formulate over 160 bulk products that in turn are used to produce approximately 400 finished goods. A substantial number of the chemicals we handle are classified as dangerous due to their toxicity, corrosiveness, ability to cause irritation or flammability. Wastes from our manufacturing and testing processes are either collected in drums and removed by a waste contractor or discharged into public sewers pursuant to a Trade Effluent Discharge Consent. The Company takes stringent precautions in the storage and use of these materials and constantly trains its personnel in their use. Because of this, we have not caused any release of hazardous materials into the environment or exposed any of our employees to health risks. We maintain liability and products-liability insurance covering the risks of such exposure, in amounts we deem to be adequate.

         Under government regulations governed by the Montreal Protocol on Substances That Deplete the Ozone Layer, chlorofluorocarbon ("CFC") compounds are being phased out because of environmental concerns. We presently manufacture respiratory inhalers that utilize CFC gas as a propellant. Although, we have expertise in converting such products to non-CFC based respiratory inhalers and have commenced manufacturing non-CFC or hydrofluoroalkane ("HFA") respiratory inhalers at our Inyx Pharma production facility, a small number of our customers continue to require CFC respiratory inhalers. These customers sell these products in a number of countries that still allow the import and marketing of CFC-based respiratory inhalers. We believe that we are able to successfully implement a complete transition to the use of CFC-free gas or HFA gas as a propellant in the development and production of respiratory aerosols, when required by the respective governing agencies.

ITEM 2.  PROPERTIES
         ----------

Properties

         Our principal executive offices are located at 825 Third Avenue, 40th Floor, New York, New York 10022, consisting of approximately 4,000 square feet of leased space at an annual rent of $120,000.

         Our manufacturing facilities are situated over seven proximate locations in Runcorn, Cheshire, England. These sites are combined into the 60,000 square feet manufacturing facility in the Astmoor Industrial Estate. Five of these sites are owned by Inyx Pharma and two are leased from the Warrington and Runcorn Development Corp. for annual rents of $45,000 and $163,000, respectively.

         Our development facility in the United Kingdom occupies a 30,000 square feet facility nearby the manufacturing site, in the Seymour Court Manor Park area owned by the Borough council. Annual rent is $127,000.

         Our Inyx Canada subsidiary leases approximately 2,800 square feet of office space for an annual cost of approximately $50,000 at 4141 Yonge Street, Suite 205, Toronto, Ontario M2P 2A8.

         All such facilities are deemed to be adequate for the Company's present needs.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         The Company is involved from time to time in legal proceedings and litigation incidental to the conduct of its business. No pending legal proceeding is deemed by the Company to pose the risk of any material adverse effect.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

                        COMMON STOCK AND DIVIDEND POLICY

Market Information

         Our common stock is traded in the over-the-counter market on the Nasdaq OTC Bulletin Board under the symbol IYXI. The following table shows the price range of the Company's common stock since it was initially quoted in February 2003 until December 31, 2003. Prior to May 14, 2003, our common stock traded in the over-the-counter market on the Nasdaq OTC Bulletin Board under the symbol DBLQ. All amounts are adjusted for a 5-for-1 stock split in March 2003.

                                          BID                         ASK
Quarter Ended                      High         Low             High        Low
-------------                      ----         ---             ----        ---
12-31-02                           $0.30       $0.30            None       None
3-31-03                            $0.35       $0.25            $2.85      $1.25
6-30-03                            $1.70       $0.35            $2.85      $0.99
9-30-03                            $1.53       $1.09            $1.59      $1.15
12-31-03                           $1.82       $1.18            $1.92      $1.20

Holders

         As of December 31, 2003, there were 316 record holders of the Company's common stock and approximately 784 additional beneficial holders.

Dividends

         We have never paid any dividends, and we do not anticipate any stock or cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

         On October 1, 2003, the Company issued three- year warrants to R. Castro and Associates, PLLC to purchase 30,000 shares of common stock at $1.25 per share in exchange for advisory and consulting services provided by Mr. Rafael Castro, of R. Castro and Associates, to the Company.

         On October 29, 2003, the Company issued a 7% Convertible Term Note to Laurus Master Fund, Ltd. in the principal amount of $4,500,000. Such note is convertible by the holder into common stock at the fixed conversion rate of $1.00 per share. In addition, such certain conditions, the principal and interest payable under the Note may be paid by the Company in additional shares of common stock, and up to 6,000,000 shares of common stock that may be issued by the Company upon such conversion or in lieu of debt reserves payments are being registered hereunder. The Company also issued a Stock Purchase Warrant to purchase 450,000 shares at $1.25 per share, 450,000 shares at $1.50 per share, and 450,000 shares at $1.75 per share.

         On October 30, 2003, the Company issued 3,000,000 shares at $1.00 per share to 13 institutional and accredited investors in a private placement. In addition, the Company issued warrants to purchase 1,500,000 shares of which 750,000 shares are exercisable at $1.00 and 750,000 shares are exercisable at $1.35.

         On December 30, 2003, the Company closed a transaction with Laurus Master Fund, Ltd. to obtain a US $3.5 million debt facility (the "Facility"). The initial advance under the Facility was $3,133,197, of which $2,676,300 was used to repay the Company's factoring arrangement with Venture Finance, PLC and the balance was applied to working capital. The Facility consists of two promissory notes, a $1.0 million Secured Convertible Minimum Borrowing Note, and a $2.5 million Secured Revolving Note. Such Notes are secured by all of the Company's assets previously pledged to Laurus under the $4.5 million loan on October 29, 2003, and additionally by the Company's accounts receivables released by Venture Finance. Both Notes bear interest at the greater of prime plus 3% or 7% and are convertible into the Company's common stock at a fixed conversion price of $1.47 per share. In addition, subject to certain limitations, the Secured Convertible Minimum Borrowing Note permits payments to be made in the Company's common stock, and we have registered 3,150,000 shares hereunder to register shares issued upon conversion of the Notes or in lieu of Note payments. As additional consideration for the loan, we issued to Laurus a five year Common Stock Purchase Warrant to purchase 660,000 shares of common stock at exercise prices of $1.84 for 220,000 shares, $2.20 for 220,000 shares, and $2.57 for 220,000 shares.

ITEM 6. .MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

Forward Looking Statements

         Statements that are not historical facts included in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, business strategies, expansion and growth of the Company's operations, cash flow, marketing of products and services, and development of new products and services. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described throughout this report. Cautionary Disclosures include, among others: general economic conditions, the markets for and market price of the Company's products and services, the Company's ability to find, acquire, market, develop and produce new products and services, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, labor relations, availability and cost of material and equipment, the results of financing efforts, and regulatory developments and compliance. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

         Inyx, Inc. ("Inyx" or the "Company") through its wholly-owned subsidiaries, Inyx Pharma Limited and Inyx Canada, Inc., is an emerging specialty pharmaceutical company. We focus our expertise on the development and manufacturing of prescription and over-the-counter ("OTC") aerosol pharmaceutical products and drug delivery technologies for the treatment of respiratory, allergy, dermatological and topical conditions. Our client base primarily consists of blue-chip ethical pharmaceutical corporations, branded generic pharmaceutical distributors, and biotechnology companies. Although we perform some sales and marketing functions, we have limited product distribution capabilities and so we depend on our customers' distribution channels or strategic partners to market and sell the pharmaceutical products we develop and manufacture for them.

         We intend to expand our product development and manufacturing activities into our own lines of prescription and OTC pharmaceutical products, but as of December 31, 2003, we had not yet commercialized or marketed our own products or drug delivery applications. Additionally, a material element of our growth strategy is to expand our existing business through strategic acquisitions of pharmaceutical products and drug delivery technologies which are complementary with our expertise in the aerosol pharmaceutical sector.

         Our Company was incorporated under the laws of Nevada in March 2000 as Doblique, Inc. In July 2002, we became a publicly-traded company when we completed a registration statement for the sale by our principal stockholder of 2,450,000 shares of common stock. Since July 2002, we have filed annual, quarterly and periodic reports with the Securities and Exchange Commission pursuant to Section 15(d) of the Securities Exchange Act of 1934.

         Prior to March 2003, we were in the business of owning and racing thoroughbred horses at various major horse racing tracks throughout the United States. In March 2003, the assets of that operation were sold for cash to a third party, and the Company discontinued the business of breeding and racing thoroughbred race horses. On March 26, 2003, we announced that our controlling stockholder had accepted an unsolicited offer to sell a controlling block of 2,250,000 shares of common stock, representing approximately 45% of the Company's then issued and outstanding shares, to Medira Investments, LLC. At that time, the Company also announced that it would pursue strategic investment opportunities in a number of sectors within the pharmaceutical, biotechnology and medical devices industries.

         During 2003, we operated in one business segment, contract manufacturing of pharmaceutical products. All other business activities were deemed to be in support of our primary purpose. Segmentation of our business will occur as we move into additional activities discussed herein.

Currency Exchange Rates and Hedging Activities

         The functional currency of our Company's U.K. subsidiary is the Great Britain Pound ((pound)). Our Company's financial statements are reported in United States Dollars ($) and are translated in accordance with Statement of Financial Accounting Standards No. 52, which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. The exchange rate between the two currencies at December 31, 2003 was (pound)1 = $1.78 and the average for the period from April 28, 2003 through December 31, 2003 was $1.67. The effects of unrealized exchange fluctuations on translating foreign currency assets and liabilities into Dollars are accumulated as a cumulative translation adjustment in stockholders' equity. Realized gains and losses from foreign currency transactions are included in the results of operation for the period. Fluctuations arising from inter-company transactions are of long term in nature and are accumulated as cumulative translation adjustments.

         As of December 31, 2003, we had not utilized any currency-hedging programs. However, as we intend to continue to utilize US-based financing sources, and as the significant majority of our revenues are in Pounds Sterling, we are currently in the process of establishing a commercial banking relationship with a major financial institution, that will also provide us with currency-hedging advisory including our participation in currency-forward contracts for the purpose of mitigating foreign exchange fluctuations.

Acquisition of Inyx Pharma

         On April 28, 2003, we acquired all of the outstanding common shares of Inyx Pharma in a transaction accounted for as a reverse acquisition of Doblique by Inyx Pharma, where we exchanged 16 million of our common shares for all outstanding and issued shares of Inyx Pharma. As a result of such transaction, the stockholders of Inyx Pharma became our controlling and principal stockholders, owning approximately 64% of our outstanding stock at the time; Inyx Pharma became our wholly-owned subsidiary; and on May 6, 2003, we changed our name to Inyx, Inc. Prior to this reverse acquisition, we were a public company with nominal operations and assets. As a result of the accounting of this transaction as a reverse acquisition, and for comparative purposes only, the historical financial statements of Inyx Pharma are presented herein as our own historical statements.

         Prior to our reverse acquisition with Inyx Pharma, on March 7, 2003, that company had acquired the majority of the business assets of Miza Pharmaceuticals (UK) Limited ("Miza UK") from a court-appointed Administrator (the U.K. equivalent of a Chapter 11 trustee). Through the Miza UK purchase, Inyx Pharma had acquired one aerosol pharmaceutical manufacturing site (the Miza UK Aerosols Division) and a pharmaceutical product development operation (the Miza UK Development Division). In connection with this acquisition, Inyx Pharma issued approximately $7.1 million in debt to effect the transaction and incurred an additional $1.2 million in acquisition costs. Prior to the sale to Inyx Pharma, Miza UK's operation also included another pharmaceutical manufacturing operation (the Miza UK Biopharma Division). The business assets of the Biopharma Division were excluded from the Inyx Pharma purchase.

         As the Biopharma business was part of Miza UK in 2002, but not acquired by Inyx Pharma on March 7, 2003, its results of operation are included in the 2002 audited financial statements of Miza UK but not in Inyx Pharma's 2003 financial statements. In a separate column within our financial statements, the operations of the Biopharma Division, for the period prior to the merger, are shown on a stand-alone basis. The results of operations have been presented in this manner to show the Miza UK operation with and without the Biopharma Division in comparing its results of operations, as the predecessor company, to our results of operations. In 2002, Miza UK's Biopharma division had net revenues of approximately $3.5 million, with costs of revenue of $3.45 million, general and administrative expenses of $394,000, and sales expenses of $13,000, resulting in a net loss of approximately $5 million, consisting of a loss of approximately $500,000 and one time expenses and costs of $4.5 million it had as part of the Administration process that Miza UK went through.

         Additionally, the goodwill originally reflected in our Company's financial statements as a result of the Inyx Pharma transaction amounted to $10.3 million and resulted from Inyx Pharma's acquisition of the business assets of Miza UK (goodwill amounting to approximately $1.9 million) plus the goodwill attributable to our reverse acquisition with Inyx Pharma through the issuance of 16 million of our Company's common shares to Inyx Pharma's shareholders (goodwill amounting to approximately $8.4 million).

         The total goodwill therefore recorded, as a result of our reverse acquisition of Inyx Pharma, represented the excess of the purchase price over net assets acquired of $7.1 million plus acquisition costs of approximately $3.2 million. We initially accounted for these acquisitions as purchases with the recognition of goodwill since we viewed the transactions between Miza UK and Inyx Pharma as a sale of assets between unrelated parties. We also considered the sale of Doblique's assets, namely its racehorses, prior to our reverse merger with Inyx Pharma as a normal operating decision which did not terminate Doblique's business activities. After further review of the facts and circumstances regarding these transactions, we have concluded that Inyx Pharma was controlled by parties affiliated to our Company and that the sale of our racehorses, prior to our reverse merger with Inyx Pharma, did terminate our operating activities at the time, rendering Doblique a non-operating public shell corporation. As a consequence, we have reversed the goodwill $10.3 million of recorded goodwill arising from the noted transactions, and restated the loss and reduced the additional paid-in capital presented in previously published financial statements for the quarterly periods ended June 30, and September 30, 2003. Both noted transactions are therefore viewed as capital transactions recorded at the carrying value of the underlying net assets acquired. Our change in the accounting for these transactions will also result in a fourth quarter adjustment based upon management's decision to account conservatively for this transaction, and in a restatement of our financial statements for the quarterly periods ended June 30, and September 30, 2003 to eliminate the originally recorded goodwill.

Pro Forma Results

         Our pro forma  results for the year ended  December 31,  2003,  include
approximately   two  months  of   operations   for  Miza  UK  while  it  was  in
Administration (January 1 to March 6, 2003), approximately two months of operations for Inyx Pharma, after it purchased the assets of Miza UK from the Administrator (March 7 to April 28, 2003), and eight months of operations of Inyx Pharma as a wholly-owned subsidiary of Inyx, Inc. (April 28 to December 31,
2003).

         The Biopharma Division was not acquired by Inyx Pharma on March 7, 2003, but its results of operation are still included in the pro forma comparative discussion for the year ended December, 2003 as that division was part of the Miza UK until its acquisition by Inyx Pharma. As the Biopharma Division was also in Administration, its business activities were diminished for the period of January 1, 2003 to March 6, 2003.

         For the periods ended December 31, 2003 and 2002, operations relating to the business of the former Doblique, Inc., now Inyx, Inc., have been eliminated from these pro forma statements as if the divestiture of assets and liabilities and the discontinuance of related operations occurred on January 1, 2003 and January 1, 2002, respectively.

Consolidated Results

         The accompanying consolidated financial information includes the accounts of Inyx, Inc. and its wholly-owned subsidiaries, Inyx Pharma Limited, incorporated under the laws of England and Wales; Inyx Canada, Inc., formed as a federally incorporated Canadian corporation; and Inyx Realty, Inc., a Florida corporation. All inter-company accounts and transactions have been eliminated in consolidation


                         SELECTED FINANCIAL INFORMATION

 (Tabular amounts expressed in thousands of U.S. dollars, except per share amounts)


                                                 Year Ended        Year Ended
                                               December 31,        December 31,
                                               ------------        ------------

                                                    2003(1)      2002       2002(2)
                                                   --------    --------    --------
Statement of Operations Data

Net revenues                                       $ 13,099    $ 24,644    $ 21,184
Gross profit                                          2,465       3,872
                                                                              3,862
Total operating expenses                              7,124       8,483
                                                                              6,993
Loss from operations before other expenses           (4,659)     (4,611)     (3,131)
Other expenses                                       (9,110)    (26,729)    (25,512)
Loss from discontinued operations                       (25)       --          --
Net loss from continuing operations                 (12,500)    (30,998)    (28,643)
Loss  per  share  of  common  stock  outstanding
     basic and fully diluted:                      $  (0.55)   $  (1.94)   $  (1.79)

----------------------
(1) Represents eight months of operations, commencing on April 28, 2003.

(2) Actual results of operations adjusted to remove the results of the Biopharma division which was not part of Inyx Pharma's acquisition of the business assets of Miza UK

                                                Year Ended
                                         December 31, 2003
                                         -----------------
Balance Sheet Data

        Total assets                        $       13,751
        Working capital (deficit)                   (1,421)
        Total liabilities                           15,229
        Stockholders' deficit                       (1,478)

Pro Forma Condensed Combining Summary Financial Information


                                     Pro Forma Year Ended           Actual Year Ended
                                         December 31,                  December 31,
                                  --------------------------    --------------------------

                                    2003(1)        2003(2)         2002(3)       2002(4)
                                  -----------    -----------    -----------    -----------
Statement of Operations Data          With         Without          With         Without
                                   Biopharma      Biopharma      Biopharma      Biopharma
Net revenues                      $    15,829    $    15,495    $    24,644    $    21,184
Gross profit                            2,926          2,985          3,872          3,862
Loss  from operations before           (5,045)        (5,215)        (4,611)        (3,131)
other expenses
Net loss                              (13,117)       (13,490)       (30,988)       (28,643)

(1) The condensed pro forma consolidated statements of operations for the year ended December 31, 2003 are based on the assumption that the acquisition of Inyx Pharma Limited took place as of January 1, 2003 and include the operations of Miza Pharmaceuticals (UK) Limited ("Miza UK"), the predecessor to Inyx Pharma Limited, for the period January 1, 2003 to March 6, 2003 and Inyx Pharma Limited for the period March 7, 2003 to December 31, 2003. On March 7, 2003, Inyx Pharma

Limited acquired the operating assets of Miza UK from a court appointed Administrator and continued the operations of Miza UK in unbroken succession. This condensed combining pro forma statement of operations for 2003 includes the results of the Biopharma division, although this division was not acquired by Inyx Pharma.

(2) For the pro forma year ended December 31, 2003, the results of operations of the Biopharma division, which was not acquired by Inyx Pharma in its purchase of the business assets of Miza UK, have been eliminated for comparative purposes.

(3) For the year ended December 31, 2002, the operations of Miza UK as predecessor to Inyx Pharma Limited are presented for comparative analysis. This condensed actual statement of operations for 2002 includes the results of the Biopharma Division. Although the Biopharma Division was not acquired by Inyx Pharma, this division was part of the Miza UK operation and contributed to Miza UK's overall results.

(4) For comparative analysis, for the year ended December 31, 2002, the operations of Miza UK as predecessor to Inyx Pharma Limited are presented after the elimination of the results of Miza UK's Biopharma division.

RESULTS OF OPERATIONS

         The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of our Company presented elsewhere herein.

Year Ended December 31, 2003

         Inyx Actual Results of Operations for the Year Ended December 31, 2003 (eight months of operations) Compared to Actual Results of Operations for the Year Ended December 31, 2002 (Miza UK including results for the Biopharma Division)

         The following discussion of our results of operations for the year (eight months of operations) ended December 31, 2003 focuses on the operations of our wholly owned subsidiary, Inyx Pharma, which we acquired on April 28, 2003. Prior to our acquisition of Inyx Pharma, we had divested all prior operations of our thoroughbred horse business. Since then, all of our revenues have been generated by Inyx Pharma. Consequently, our results of operations for the year ending December 31, 2003 consist of eight months of actual operations commencing on April 28, 2003.

         Because the Biopharma Division was part of Miza UK in 2002 but not acquired by Inyx Pharma on March 7, 2003, its results of operation are included in the 2002 financial statements of Miza UK but not in Inyx Pharma's 2003 financial statements. Therefore, for comparative purposes, we have presented the 2002 actual results of operations for Miza UK including Miza UK's Biopharma Division and also, separately excluded the 2002 results of operations of the Biopharma Division, as this division is not related to the Company's operations in 2003. The results of operations for those Miza UK business assets acquired by Inyx Pharma are outlined by the caption "Miza UK excluding Biopharma".

Inyx Pro Forma Results of Operations for the Year Ended December 31, 2003 (twelve months of operations, including results of the Biopharma Division, commencing January 1, 2003) Compared to Actual Results of Operations for the Year Ended December 31, 2002 (Miza UK including results for the Biopharma Division)

         In the pro forma financial statements, for the comparative years ended December 31, 2003 and 2002, respectively, the results of operations are presented as if our acquisition of Inyx Pharma had occurred on January 1, 2003. The business assets of the Biopharma Division were excluded from the Inyx Pharma purchase of Miza UK's assets, but for comparative purposes, and to show the full historical results of the predecessor company, the results of operation of the Biopharma Division are included in our 2003 pro forma results as that division was part of the Miza UK until its acquisition by Inyx Pharma. Our 2003 pro forma results of operation for the year ended December 31, 2003 are then compared to the actual results of Miza UK including Biopharma for the year ended December 31, 2002.

NET REVENUES

         Our revenues are derived from pharmaceutical manufacturing and product formulation and development outsourcing services, including product stability, commercial scale-up, and validation and regulatory support for our clients' products. Future contract revenues are dependant upon our clients maintaining or obtaining regulatory approval for the sale of their products in their designated markets.

         Although we do not currently derive any of our revenues from the sale of our own products, we believe that we can increase our revenues and achieve greater margins through the addition of our own product lines in selected pharmaceutical market sectors, with marketing to be conducted through certain strategic customers. We expect that these types of revenues would include direct sales, royalty payments and licensing fees of our planned products. At this time, we have not commercialized any of our own proprietary products and we have no agreements for such fees or distribution agreements finalized.

Inyx Actual Results of Operations for the Year Ended December 31, 2003 (eight months of operations) Compared to Actual Results of Operations for the Year Ended December 31, 2002 (Miza UK including results for the Biopharma Division)

         Net revenues for the year ended December 31, 2003 were approximately $13.1 million. These revenues are attributed solely to the newly acquired business of Inyx Pharma and represent eight months of business activity from April 28, 2003, the date of the acquisition of Inyx Pharma, to December 31. In comparison, net revenues for the year ended December 31, 2002, amounting to twelve months of operations, were approximately $24.6 million. Net revenues decreased by $11.5 million or approximately 47% for the year ended December 31, 2003 as compared to the previous year primarily as a result of the Biopharma Division being excluded from the Inyx Pharma purchase of the Miza UK business assets, and the shorter operating period that we had as a company in 2003. Inyx had eight months of operations during 2003 as compared to 12 months of operations during 2002 as Miza UK.

         In 2002, Miza UK's Biopharma division had net revenues of approximately $3.5 million. Therefore, net revenues for Miza UK excluding Biopharma for the year ended December 31, 2002 were approximately $21.1 million.

         For the year ended December 31, 2003, our three largest customers accounted for approximately $5.5 million or approximately 42% of our total net revenues. During the year ended December 31, 2003, these three customers were the Merck Generics group of companies, accounting for approximately $2.5 million in net revenues or approximately 19% of total revenues; Genpharm Inc., accounting for approximately $1.9 million in net revenues or approximately 14.5% of total revenues; and SSL International Plc, accounting for approximately $1.1 million in net revenue or approximately 8.5% of total revenues. The loss of any one of our top three clients would have a material adverse affect on our revenues and profitability opportunities. As part of our strategic growth objectives, we are planning to broaden our customer base and distribution channels to mitigate the risk of our economic dependence on any one client.

         In comparison, for the year ended December 31, 2002, the three largest customers of Miza UK accounted for approximately $12.5 million or approximately 51% of total net revenues. For the year ended December 31, 2002, the three largest customers were the Merck Generics group of Companies, accounting for approximately $8.7 million in net revenues or approximately 35% of total revenues; Connetics Corporation, accounting for $2.8 million in net revenues or approximately 11.5% of total revenues; and Celltech Pharmaceuticals Ltd., accounting for approximately $1 million in net revenues or approximately 4.5% of total revenues. Net revenues for these three largest customers were all generated at Miza UK excluding Biopharma.

Inyx Pro Forma Results of Operations for the Year Ended December 31, 2003 (twelve months of operations, including results of the Biopharma Division, commencing January 1, 2003) Compared to Actual Results of Operations for the Year Ended December 31, 2002 (Miza UK including results for the Biopharma Division)

         Our pro forma net revenues for the year ended December 31, 2003, which include the net revenues of the Biopharma division for the period of January 1, 2003 to March 6, 2003 were approximately $15.8 million as compared to approximately $24.6 million in net revenues for the year ended December 31, 2002. Pro forma net revenues decreased by approximately $8.8 million or approximately 35% as compared to the net revenues for the comparable year in 2002.

         For the pro forma year ended December 31, 2003, our largest three customers accounted for approximately $ 7 million or approximately 44% of pro forma net revenues as compared to the three largest customers accounting for approximately $12.5 million or approximately 50% of total pro forma net revenue for the year ended December 31, 2002. For the pro forma year ended December 31, 2003, our three largest customers were the Merck Generics group of companies, accounting for approximately $3.5 million in net revenues or approximately 22% of total revenues; Genpharm Inc., accounting for approximately $2.2 million in net revenues or approximately 14% of total revenues; and SSL International Plc, accounting for approximately $1.3 million in net revenue or approximately 8% of total revenues.

         For the pro forma year ended December 31, 2003, the Biopharma Division had net revenues of approximately $334,000 or approximately 2% of total revenues for the pro forma year. None of the revenues for our three largest customers, during the pro forma year ended December 31, 2003, were generated at the Miza Biopharma Division.

Discussion and Analysis Regarding our Net Revenues

         The major factors contributing to the decrease in net revenues for the comparative periods are the phase-out of chlorofluorocarbon (CFC) based aerosol respiratory inhalers, the loss of a major client due to a transition to another production facility, and the loss of a number of customer product development and commercialization projects due to the business uncertainty created by the Administration process that our predecessor company was involved in.

         The first major reason for the decrease in net revenues between the comparative periods is the phase out of our chlorofluorocarbon (CFC) aerosol respiratory inhalers (MDIs) production for a number of our clients, including our largest customer, the Merck Generics group of companies. This reduction in production is in line with the Montreal Protocol treaty to phase out the consumption and production of ozone-depleting CFC products around the globe. In 2003, a number of countries where our clients distribute their CFC-based pharmaceutical products banned such products in accordance with the Montreal Protocol. For the year ended December 31, 2002, CFC-based respiratory inhalers accounted for approximately $5 million in net revenues or approximately 20% of total revenues. In comparison, for the pro forma year ended December 31, 2003 such products accounted for only approximately $500,000 in net revenues or approximately 3% of our total net revenues. Consequently, the phase-out of our European and Canadian customers' CFC production requirements resulted in an approximately $4.5 million decrease of net revenues for the comparative periods.

         Presently, our CFC production line is operating at less than two percent capacity utilization. As we continue to develop greater commercial opportunities in the United States and Latin American markets, where CFC-based respiratory inhalers are still utilized, we plan to increase the utilization of this production line. As a result of these marketing initiatives and commercial opportunities for CFC-based inhalers, we expect to be increasingly utilizing this manufacturing line, as we increase our customer base in these geographic markets. We are also presently assisting a number of our clients with the transition to non-CFC based respiratory inhalers and have commenced manufacturing such inhalers at our Inyx Pharma production facility. We expect revenue levels to gradually increase in this area as our clients continue to receive regulatory approvals for their replacement products over the next 24 months.

         The second major reason for the decrease in net revenue levels between the pro forma year ended December 31, 2003 and the year ended December 31, 2002 is the significant decrease in revenues from one of the predecessor company's largest clients, Connetics Corporation, which moved its production requirements for hydrocarbon aerosols to a manufacturing facility in the United States due to strategic reasons. For the year ended December 31, 2002, Connetics accounted for approximately $2.8 million or approximately 11% of total revenues as compared to only approximately $333,000 in net revenues or 2% of total revenues for the year ended December 31, 2003. Consequently, the significant decrease of Connetics contract revenue resulted in an approximately $2.5 million decrease of net revenues for the comparative periods. We believe that with our significant expertise and product development and manufacturing capabilities in this pharmaceutical manufacturing sector, we will continue to replace this client with other customers that require hydrocarbon aerosol products as the use of non-CFC based pharmaceutical aerosol technology continues to grow. During 2003, our largest customer in this area was SSL International Plc, accounting for approximately $1.1 million in net revenue or approximately 8.5% of total revenues as compared to approximately $587,000 or approximately 2.4% of total revenues in 2002.

         The third major reason for the decrease in net revenue levels between the pro forma year ended December 31, 2003 and the year ended December 31, 2002 is attributed to the fact that Inyx Pharma's predecessor company, Miza UK, was acquired out of Administration on March 7, 2003. By the time that the Miza UK business assets were acquired by Inyx Pharma, the Miza UK business had been in Administration for a period of seven months commencing on September 4, 2002. As the Administration period went on, there were a number of business and revenue interruptions due to product release delays and lack of components. This adversely affected customer confidence as clients either halted on-going production or development projects or did not initiate new commercial activities due to the business uncertainties of Administration. Consequently, although most of our customer base has been retained, our level of revenues has not yet been restored to the levels experienced by the predecessor company prior to Administration. It has taken time during 2003 to start-up a number of client projects due to the required regulatory approvals, and the production commissioning and validation processes involved in the pharmaceutical manufacturing industry. We believe that as we continue to meet our clients' product development, commercialization and manufacturing requirements, and invest to continually improve our production facilities' manufacturing and quality systems, we can restore customer confidence and restore previously experienced revenue levels.

         We have been actively marketing to our customer base and expect revenues from manufacturing and development revenues to be restored to levels experienced by the business assets acquired by Inyx Pharma prior to the
Administration period. Excluding the CFC-metered dose inhaler (MDI) manufacturing line, which is being phased out due to environmental requirements, our manufacturing operations were operating at an average 27% of available capacity. Revenues and, therefore capacity utilization, are expected to increase as new customer contracts and purchase orders are obtained. Additionally, we expect to be able to increase our manufacturing activities as customers' raw material and component inventory requirements are restored to normal business operational levels. Also, we believe our expertise in converting from CFC to CFC-free aerosol pharmaceuticals, particularly the production of hydrolfuoroalkane (HFA) non-ozone-depleting aerosol pharmaceutical products, should generate increasing business as the Montreal Protocol continues to be implemented around the world.

COST OF GOODS SOLD

         Cost of goods sold is associated with manufacturing and development revenues and includes materials, labor, factory overheads and technical affairs, which include quality control and quality assurance regulatory support.

Inyx Actual Results of Operations for the Year Ended December 31, 2003 (eight months of operations) Compared to Actual Results of Operations for the Year Ended December 31, 2002 (Miza UK including results for the Biopharma Division)

         Cost of goods sold amounted to approximately $10.6 million or approximately 81% of net revenues for the year ended December 31, 2003 (eight months of operations). In comparison, the cost of goods sold for the year ended December 31, 2002, amounting to twelve months of operations as Miza UK, totaled approximately $20.8 million or approximately 84% of net revenues.

         In relation to Miza UK's Biopharma Division only, for the year ended December 31, 2002, the cost of goods sold was $3.45 million. Therefore, the cost of goods sold for Miza UK excluding Biopharma for the year ended December 31, 2002 was $17.3 million or approximately 82% of approximately $21.1 million in net revenues.

Inyx Pro Forma Results of Operations for the Year Ended December 31, 2003 (twelve months of operations, including results of the Biopharma Division, commencing January 1, 2003) Compared to Actual Results of Operations for the Year Ended December 31, 2002 (Miza UK including results for the Biopharma Division)

         Pro forma cost of goods sold for the year ended December 31, 2003 amounted to approximately $12.9 million or approximately 82% of net pro forma revenues of $15.8 million as compared to actual costs of goods sold of approximately $20.8 million or approximately 84% of actual net revenues of $24.6 million for the year ended December 31, 2002.

         For the pro forma year ended December 31, 2003, the Biopharma Division's cost of goods sold amounted to $393,000 or approximately 3% of the Company's total costs of goods sold for the pro forma year. During the administration process, the Biopharma Division's business activity was minimal and not sufficient to recover overhead and manufacturing costs. As a result, for the pro forma year ended December 31, 2003, Biopharma's cost of goods sold of $393,000 were greater than its revenues of approximately $334,000.

Discussion and Analysis Regarding Cost of Goods Sold

         The cost of goods sold as a percentage of revenues is consistently high in the comparative periods due to the following factors:

         (1) On September 4, 2002, the predecessor company entered the Administration period, which adversely affected the overall sales levels and reduced operations from an average of 50% to an average range of 25% - 30% of total manufacturing capacity, thereby reducing fixed overhead cost absorption and concomitantly increasing the cost of goods sold. Since our acquisition of Inyx Pharma, we have enhanced our business development and marketing activities in order to restore customer confidence that was adversely affected as a result of the Administration period which created shipping delays to our customers due to the lack of components and supplies. We expect our cost of goods sold to be reduced as more overhead costs are absorbed with increased manufacturing capacity utilization, as more customer contracts and purchase orders are obtained.

         (2) This reduced manufacturing capacity utilization has continued into 2003 as it has taken us time during 2003 to start-up a number of client projects due to the required regulatory approvals, and the production commissioning and validation processes involved in the pharmaceutical manufacturing industry. We expect our cost of goods sold to be reduced as more of these projects are ramped up to full production. With more volume throughput at our manufacturing facility, we can absorb more overhead costs and therefore reduce our manufacturing costs.

         (3) In addition, due to the previously noted Montreal Protocol Treaty, during 2002 and 2003, we have be phasing out the CFC-based MDI respiratory product line, which has gradually reduced our total manufacturing capacity utilization, and therefore reduced overhead absorption rates and increased our cost of goods sold.. As a result of the CFC phase-out, the MDI line, which accounted for approximately 20% of overall production in 2002, now accounts for only approximately 2% of overall production. Additionally, CFC respiratory inhaler products are approximately 20% lower in material costs than their non-CFC equivalents. As we are now focused on phasing in the non-CFC version of these products, primarily HFA-based respiratory MDIs, our cost of goods sold have marginally increased as a result of the increased production of such inhalers for our customers.

         Even though we have experienced moderate raw material and labor price increases since our reverse acquisition of Inyx Pharma, due to inflation and new vendor relationships, we expect the cost of goods sold percentage to be maintained or reduced as more customer contracts are initiated or renewed, and our capacity utilization is enhanced. With improved fixed overhead cost absorption, we expect to improve our profit margins.

         However, we also expect to start incurring research and development costs as part of our cost of goods sold once we pursue the development of our own proprietary pharmaceutical products. Such costs would include intellectual property development costs and salaries for the required additional technical staff. We expect that such research and development costs would increase costs in the short term, but would be offset by the higher profit margins long term for our own products as compared to the margins for our contract manufacturing services.

GROSS PROFIT

Inyx Actual Results of Operations for the Year Ended December 31, 2003 (eight months of operations) Compared to Actual Results of Operations for the Year Ended December 31, 2002 (Miza UK including results for the Biopharma Division)

         Gross profit amounted to approximately $2.5 million on net revenues of approximately $13.1 million or approximately 19% of net revenues for the year ended December 31, 2003 (eight months of operations) as compared to a gross profit of approximately $3.9 million on net revenues of $24.6 million or approximately 16% of net revenues for the year ended December 31, 2002.

         For the year ended December 31, 2002, the Biopharma division on its own generated a gross profit of approximately $50,000 on net revenues of approximately $3.5 million, or approximately 1% of Miza UK's overall profit for the reporting period. The gross profit for Miza UK excluding Biopharma for the year ended December 31, 2002 was approximately $3.85 million or approximately 18% of net revenues.

Inyx Pro Forma Results of Operations for the Year Ended December 31, 2003 (twelve months of operations, including results of the Biopharma Division, commencing January 1, 2003) Compared to Actual Results of Operations for the Year Ended December 31, 2002 (Miza UK including results for the Biopharma Division)

         Pro forma gross profit amounted to approximately $2.9 million on net revenues of approximately $15.8 million or approximately 18% of net revenues for the year ended December 31, 2003 as compared to a gross profit of approximately $3.9 million or approximately 18% of net revenues for the year ended December 31, 2002.

         For the pro forma period ended December 31, 2003, the Biopharma Division lost $59,000. As the Biopharma Division's business activity was minimal and not sufficient to recover overhead and manufacturing costs during the Administration process, Biopharma had a cost of goods sold of $393,000 based on net revenues of $334,000 for the pro forma period.

Discussion and Analysis Regarding Gross Profit

         By the time that Miza UK was acquired by Inyx Pharma on March 7, 2003, the Miza UK business had been in Administration for a period of seven months commencing on September 4, 2002. As a result of the administration process, our predecessor company experienced a significant decline in profitability due to periods of business interruption caused by the lack of materials, components and supplies to manufacture finished goods for customers, as well as a lack of customer marketing and sales efforts.

         Additionally, research and development contract customers were unwilling to continue development projects during the Administration period. Customer product development projects are usually initiated to provide product manufacturing and regulatory support. This type of service usually spans over a period of six months to two years, but due to the uncertainty during the administration period, most clients in the latter part of 2002 and into the first quarter of 2003 either stopped the progress of on-going projects or did not initiate new product development projects. We have already restarted a number of such development projects, and we expect that as we continue to meet our clients' product development, commercialization and manufacturing requirements we can continue to build customer confidence in order to improve our profitability in this area.

         Our research and development contract services have higher gross margins than our contract manufacturing services because we only have to account for our own labor support costs while charging out such professional services we provide to our customers at agreed higher rates. We therefore expect gross profitability levels to increase as more customer contracts are initiated or renewed for our contract development services, particularly for those development products which allow us to increase the utilization of our production capacity by commercializing such products.

         We believe that we can also improve our gross profit margins through the addition of our own pharmaceutical product lines, which offer greater profit margins than those provided by contract manufacturing services. Although we do not currently derive any revenues from the sale of our own products, we believe that our first proprietary product may be ready for commercial marketing by the end of 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

         Our General and Administrative expenses include corporate overhead costs, administrative support, and business and corporate development and support costs incurred by our wholly owned subsidiaries.

Inyx Actual Results of Operations for the Year Ended December 31, 2003 (eight months of operations) Compared to Actual Results of Operations for the Year Ended December 31, 2002 (Miza UK including results for the Biopharma Division)

         General and administrative expenses amounted to approximately $6.5 million or approximately 50% of net revenues for the year ended December 31, 2003 (eight months of operations) as compared to approximately $6.9 million or 28% of net revenues for the year ended December 31, 2002, an increase of approximately 22% of revenues for the comparative periods.

         For the year ended December 31, 2002, the Biopharma Division had general and administrative expenses totaling $375,000. Therefore, the general and administrative expenses for Miza UK excluding Biopharma for the year ended December 31, 2002 amounted to approximately $6.5 or approximately 31% of net revenues.

Inyx Pro Forma Results of Operations for the Year Ended December 31, 2003 (twelve months of operations, including results of the Biopharma Division, commencing January 1, 2003) Compared to Actual Results of Operations for the Year Ended December 31, 2002 (Miza UK including results for the Biopharma Division)

         Pro forma general and administrative expenses for the year ended December 31, 2003 amounted to approximately $7 million or approximately 44% of pro forma net revenues of $15.8 million as compared to actual general and administrative expenses of approximately $6.9 million or approximately 28% of actual net revenues of $24.6 million for the year ended December 31, 2002, an increase of approximately 16% of net revenues for the comparative periods.

         For the pro forma year ended December 31, 2003, the Biopharma Division's general and administrative expenses amounted to $33,000 or approximately 0.4% of the Company's total general and administrative expenses for the pro forma year. These expenses were minimal as business activity at Biopharma was significantly reduced during the administration period.

Discussion and Analysis Regarding our General and Administrative Expenses

         The significant increases in the general and administrative expenses for the respective comparative periods are largely attributable to a number of business ramp-up and corporate overhead costs that we had to incur after our reverse acquisition of Inyx Pharma. These included the costs associated with the hiring of a number of key personnel, consulting, legal and accounting fees, higher insurance costs, and increased business and corporate development activities, including travel and communication expenses.

         Of the total amount of $6.5 million we spent on general and administrative expenses in 2003, approximately $1.7 million of these expenditures were related to salaries and benefits; approximately $1.6 million for legal, accounting and consulting fees; approximately $910,000 in travel, communication and corporate development costs, including rent paid; and
approximately $600,000 in insurance costs, due to a general increase in insurance premiums within the insurance industry. Our Inyx Pharma subsidiary also had an allowance for bad debt totaling approximately $190,000.

         For the year ended December 31, 2003, we also expensed approximately $1.5 million for employee incentive and non-qualified stock options granted to employees, officers, directors, and other persons which made valuable contributions to our Company, as we expect to be issuing stock options to such persons on a recurring basis. We have expensed any other warrants that we issued during the year under "Other Expenses" as we do not expect to grant such securities issuances on a recurring basis.

         In comparison, for the year ended December 31, 2002, Miza UK did not have significant legal, accounting, and consulting fees, or corporate development and public company costs, and therefore, had lower general and administrative expenses. The Administrator's fees for 2002 were expensed.

         As we continue to implement our corporate development and growth strategy, we expect to incur additional administrative costs due to the addition of senior business and financial executives to our management team. We believe that as we grow our business and begin to introduce our own proprietary products, which we believe will have better margins than the contract development and manufacturing fees that we presently receive from our customers, we can offset these administrative incremental costs on a long-term basis.

SELLING EXPENSES

         Selling expenses consists primarily of salaries, commissions and marketing costs associated with the commercial, and sales and marketing arm of our business. Although we perform some sales and marketing functions, presently such activities are primarily focused on expanding our pharmaceutical aerosol manufacturing business with existing or potential clients.

Inyx Actual Results of Operations for the Year Ended December 31, 2003 (eight months of operations) Compared to Actual Results of Operations for the Year Ended December 31, 2002 (Miza UK including results for the Biopharma Division)

         Selling expenses were $260,000 or approximately 2% of net revenues of approximately $13.1 million for the year ended December 31, 2003 (eight months of operations) compared to $376,000 or approximately 2% of net revenues of approximately $24.6 million, for the year ended December 31, 2002.

         In relation to Miza UK's Biopharma Division only, for the year ended December 31, 2002, selling expenses were approximately $13,000. Therefore, selling expenses for Miza UK excluding Biopharma for the year ended December 31, 2002 were $363,000 or approximately 1.7% of net revenues of $21.1 million for the year.

Inyx Pro Forma Results of Operations for the Year Ended December 31, 2003 (twelve months of operations, including results of the Biopharma Division, commencing January 1, 2003) Compared to Actual Results of Operations for the Year Ended December 31, 2002 (Miza UK including results for the Biopharma Division)

         Pro forma selling expenses, for the year ended December 31, 2003, amounted to $311,000 or 2% of net revenues of approximately $15.8 million compared to $363,000 or approximately 2% of net revenues of approximately $24.6 million for the year ended December 31, 2002.

         For the pro forma year ended December 31, 2003, there were no selling expenses associated with the Biopharma Division.

Discussion and Analysis Regarding Selling Expenses

         Although we continue to expand our own proprietary product development programs, we have not yet commercialized or marketed our own products or drug delivery applications. Therefore, our selling expenses have remained consistent over the comparative periods. Since our reverse acquisition of Inyx Pharma, our sales and marketing functions have been primarily focused on expanding our pharmaceutical aerosol manufacturing business with existing or potential clients. As we continue to ramp-up our business development and commercial activities, we expect our selling expenses to increase concomitantly with expected revenue expansion. Our selling expenses as a percentage of our revenues will also increase as we are planning to add senior sales and marketing executives to assist in our business expansion, including intensifying our marketing activities to existing or potential customers.

         Once we commence marketing our own proprietary products, we may also need to build or contract our own sales force. We believe that we will incur substantial additional selling expenses once we undertake these types of commercial activities. Initially though, until we can adequately afford the cost of building or contracting our own sales force, we will depend on our customers' distribution channels or strategic partners to market and sell the pharmaceutical products that we are presently developing or planning to develop.

DEPRECIATION and AMORTIZATION

         The value of our property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from 25 years for buildings and 3-10 years for equipment. Any goodwill is not amortized but will be subject to annual review to determine whether there is any impairment of the value ascribed to it.

Inyx Actual Results of Operations for the Year Ended December 31, 2003 (eight months of operations) Compared to Actual Results of Operations for the Year Ended December 31, 2002 (Miza UK including results for the Biopharma Division)

         Depreciation and amortization expenses were $387,000 or 3% of net revenues of approximately $13.1 million for the year ended December 31, 2003 (eight months of operations) compared to approximately $1.3 million or approximately 5% of net revenues of approximately $24.6 million for the year ended December 31, 2002. Depreciation and amortization expense for 2003 includes amortization of financing costs amount to $40,000; there were no financing costs in 2002.

         In relation to Miza UK's Biopharma Division only, for the year ended December 31, 2002, depreciation and amortization expenses were approximately $321,000. Therefore, depreciation and amortization expenses for Miza UK excluding Biopharma, for the year ended December 31, 2002, were approximately $1 million or approximately 4.7% of net revenues.

Inyx Pro Forma Results of Operations for the Year Ended December 31, 2003 (twelve months of operations, including results of the Biopharma Division, commencing January 1, 2003) Compared to Actual Results of Operations for the Year Ended December 31, 2002 (Miza UK including results for the Biopharma Division)

         Pro forma depreciation and amortization expenses amounted to $615,000 or approximately 4% of net revenues of $15.8 million for the year ended December 31, 2003 as compared to approximately $1.3 million or approximately 5% of net revenues of approximately $24.6 million, for the year ended December 31, 2002.

         For the pro forma year ended December 31, 2003, without the Biopharma Division, depreciation and amortization expenses amounted to $877,000 or approximately 6% of net revenues.

Discussion and Analysis Regarding Depreciation and Amortization Expenses

         Since our reverse acquisition of Inyx Pharma, there were no significant additions to fixed assets during the year ended December 31, 2003. Our depreciation and amortization costs for the year were $387,000 comprised of $340,000, for the depreciation of property, plant and equipment and $7,000 for the amortization of equipment under capital leases.

         In comparison, for the year ended December 31, 2002, depreciation and amortization costs were mainly attributable to the depreciation of property, plant and equipment acquired during 2001 and 2002 by Miza UK.

         For the comparative years ended December 31, 2003 and 2002 respectively, depreciation and amortization expenses were significantly reduced, as our subsidiary, Inyx Pharma, which had purchased the business assets of Miza UK out of Administration, paid significantly less than the book value of Miza UK's assets. Inyx Pharma paid approximately $5.1 million for the purchase of the Miza UK business assets. In comparison, prior to Administration, Miza UK had recorded the value of its property, plant and equipment at approximately $9.5 million.

         For the comparative pro forma year, our depreciation and amortization expenses are higher than our actual costs in this area, as such expenses are for a longer period, based on the assumption that we had acquired Inyx Pharma on January 1,2003 as opposed to April 28, 2003.

OPERATING LOSS BEFORE OTHER EXPENSES

Inyx Actual Results of Operations for the Year Ended December 31, 2003 (eight months of operations) Compared to Actual Results of Operations for the Year Ended December 31, 2002 (Miza UK including results for the Biopharma Division

         Loss from operations before other expenses amounted to approximately $4.7 million for the year ended December 31, 2003 (eight months of operations) compared to a loss from operations before other expenses of approximately $4.6 million for the year ended December 31, 2002.

         In relation to Miza UK's Biopharma Division only, for the year ended December 31, 2002, loss from operations before other expenses was approximately $397,000 (before pro forma adjustments).

Inyx Pro Forma Results of Operations for the Year Ended December 31, 2003 (twelve months of operations, including results of the Biopharma Division, commencing January 1, 2003) Compared to Actual Results of Operations for the Year Ended December 31, 2002 (Miza UK including results for the Biopharma Division)

         Pro forma loss from operations before other expenses for the year ended December 31, 2003 amounted to approximately $5 million as compared to pro forma loss from operations before other expenses amounting to approximately $4.6 million for the year ended December 31, 2002.

         In relation to Miza UK's Biopharma division only, for the year ended December 31, 1003, loss from operations before other expenses amounted to $92,000 before pro forma adjustments. Pro forma adjustments to reflect the charges related to fixed assets as of the closing of the asset acquisition resulted in pro forma operating income of $170,000 as compared to $397,000 (before pro forma adjustments). In 2002, pro forma adjustments to reflect the charges related to fixed assets as of the closing of the asset acquisition resulted in pro forma operating loss of $1.5 million.

Discussion and Analysis of Operating Loss

         For the comparative periods, pro forma loss from operations primarily resulted from reduced revenues due to the phasing out of our CFC production for the European and Canadian markets, which negatively impacted unabsorbed fixed costs associated with low manufacturing capacity utilization, also due to the one start-up and business integration, marketing and corporate development costs as a result of our acquisition of Inyx Pharma during the period.

OTHER EXPENSES

         Other expenses consist of such costs that we do not expect to be of a recurring nature and are therefore expensed as one time cost items. We have also included any interest paid for the comparative periods within Other Expenses.

Inyx Actual Results of Operations for the Year Ended December 31, 2003 (eight months of operations) Compared to Actual Results of Operations for the Year Ended December 31, 2002 (Miza UK including results for the Biopharma Division)

         Other expenses were approximately $9.1 million or approximately 70% of net revenues of approximately $13.1 million for the year ended December 31, 2003 (eight months of operations) compared to costs of approximately $26.7 million or approximately 109% of net revenues of approximately $24.6 million, for the year ended December 31, 2002.

         In relation to Miza UK's Biopharma Division only, for the year ended December 31, 2002, other expenses were approximately $1.2 million. Therefore, other expenses for Miza UK excluding Biopharma for the year ended December 31, 2002 were approximately $25.5 million or approximately 121% of net revenues of $21.1 million for the year.

Inyx Pro Forma Results of Operations for the Year Ended December 31, 2003 (twelve months of operations, including results of the Biopharma Division, commencing January 1, 2003) Compared to Actual Results of Operations for the Year Ended December 31, 2002 (Miza UK including results for the Biopharma Division)

         On a pro forma basis, other expenses amounted to approximately $9.3 million or approximately 59% of net revenues of $15.8 million for the year ended December 31, 2003 as compared to approximately $26.7 million or approximately 109% of net revenues of approximately $24.6 million, for the year ended December 31, 2002.

         For the pro forma year ended December 31, 2003, the Biopharma Division's other expenses amounted to $253,000. Therefore, without the Biopharma Division, on a pro forma basis we had approximately $9.5 million in other expenses for the year ended December 31, 2003.

Discussion and Analysis Regarding Other Expenses

         The significant amount of expenses we incurred in 2003 was primarily related to our reverse acquisition of Inyx Pharma on April 28, 2003. In addition to start-up costs, we incurred various business integration, development and financing costs in acquiring Inyx Pharma and establishing ourselves as a specialty pharmaceutical company.

         In comparison, for the year ended December 31, 2002, Miza UK's other expenses primarily consisted of business reorganization costs that it incurred as a result of the Administration process it underwent.

         For  the   comparative   years  ended   December   31,  2003  and  2002
respectively, other expenses consisted of the following:

                                                    2003       2002
                                                  -------------------
1. Office lease deposit                           $    100   $   --
2. Investor relations marketing expenses               430       --
3. Interest expense on debt                            491      1,680
4. Excess of purchase  price over carrying             707       --
   valueof assets acquired
5. Acquisition costs                                 3,186       --
6. Warrants issued for services                      2,411       --
7. Shares issued for consulting fees                   799       --
8. Consulting fees                                     233       --
9. Fees paid to related party                          753       --
                                                      --         --
10.Reorganization and Administration costs            --       25,049
                                                  -------------------
                                                  $  9,110   $ 26,729
                                                  ===================

1.) In 2003, Inyx Realty, Inc., a wholly-owned subsidiary that we established to operate our corporate office lease, entered into a lease agreement for an office space in Miami, Florida. At that time, we had provided the landlord a security deposit for the lease and required leasehold improvements. In 2003, we made the strategic decision to instead locate our corporate office in New York, New York. We therefore entered into an agreement with one of our stockholders to acquire Inyx Realty from us. As a result of this transaction, our Company no longer has any obligations under the ten-year lease.

2.) After our reverse acquisition of Inyx Pharma, we implemented a number of investor and corporate development initiatives in order to establish ourselves as a publicly-traded specialty pharmaceutical company.

3.) Interest expense amounted to $491,000 or approximately 4% of net revenues for the year ended December 31, 2003 (eight months of operation) compared to approximately $1.7 million or approximately 7% of net revenues for the year ended December 31, 2002. The 2003 interest expense includes interest paid to our original lender, Venture Finance PLC, which we subsequently repaid from proceeds provided by our present lender, Laurus Master Fund, Ltd. The 2003 interest expense also includes accrued interest to our convertible note holder, Stiefel Laboratories. The 2002 interest paid relates to the outstanding indebtedness of Miza UK at the time and is not indicative of the interest that we will incur going forward, as a result of new financing arrangements.

4.) This amounted to the excess of the purchase price over the net assets acquired in conjunction with the acquisition of Miza UK by Inyx Pharma.

5.) Acquisition costs amounting to $3,186,000 included $1,884,000 paid in cash to outside consultant's for accounting, legal and appraisal fees and the balance of $1,302,000 represents consideration for finders' fees paid in stock.

6.) During the year ended December 31, 2003, we granted 5,485,000 warrants to purchase a maximum of 5,485,000 whole shares of our common stock. Of the warrants granted, 2,000,000 warrants were issued pursuant to issuance of equity, 2,010,000 warrants were issued pursuant to issuance of debt with the balance of 1,475,000 warrants issued pursuant to consulting and investment banking fees. These warrants allow the holders to buy our common stock at prices ranging from $1.00 to $3.10 per share and expire at various dates between July 1, 2006 and December 30, 2008. The net proceeds of all these financings amounted to approximately $10.3 million and were utilized to retire previous debt, add to working capital, and help fund our operations' product development and capital expenditure requirements, including the implementation of the Sage 500 Management Information System.

7.) This amount represents fees paid in stock to a consultant assisting our Company with a number of business development initiatives.

8.) In order to continue to integrate and grow our business, we have retained a number of consultants with various skills and expertise in order to help us integrate the Inyx Pharma operation and develop our Company.

9.) This amount represents the return of a contribution to the Company by our Chairman. In March 2003, our Chairman agreed to contribute (pound)400,000 to Inyx Pharma so it could meet the shareholders' equity requirement of its lender. Such contribution was made with an understanding that the Company would repay this contribution when it could meet the financial covenant on its own. The contribution was returned in November 2003 in the form of a payment to JK Services, a partnership controlled by companies owned by the Chairman and his immediate family.

10.)Our predecessor company incurred non-recurring charges related to the Administration process. These reorganization items amounted to approximately $25 million and are comprised of items of income, expense and loss that were realized or incurred by the Company as a result of being placed under the supervision of an administrator in accordance with the U.K. Insolvency Act 1986. The following summarizes the reorganization charges recorded by the Company during the year ended December 31, 2002:

         Administrator and related fees                   $       452
         Impairment of property, plant and equipment            9,505
         Impairment of intangible assets                        7,031
         Advances to affiliated entities                        8,061
                                                          -----------
                                                          $    25,049

         The Administrator and related fees of $452,000 were one-time costs and fees incurred during the Administration process. Such costs and fees were incurred by Begbies Traynor, the court-appointed administrator during the period of September 4, 2002 through March 6, 2003. The impairment to the property, plant and equipment assets of approximately $9.5 million relates to the write-down of the book value of such assets when Inyx Pharma purchased the business assets of Miza UK (excluding the Biopharma division). The impairment to the intangible assets of approximately $7 million relates to the write-down of the book value of the goodwill and other intangible assets of Miza UK, which, once it went into Administration, were not sufficient to recover such carrying amounts.

         As we continue to implement our corporate development and growth strategy, we expect to incur some expenses but at a reduced level to what we spent in 2003 after our reverse acquisition of Inyx Pharma.

INCOME TAX BENEFIT

         For the year ended December 31, 2003 (eight months of operations), the tax benefit net of valuation allowance is approximately $1.3 million as compared to a tax benefit net of valuation allowance of approximately $352,000 for the year ended December 31, 2002.

         At December 31, 2003, the Company has approximately $9 million of U.S. and Canadian operating loss carry forwards expiring from 2004 through 2019; and approximately $4.3 million of foreign loss carry forwards expiring from 2004 through 2006. We have not made any provisions for United States federal or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, because it is expected that such earnings will be permanently reinvested in our foreign operations.

NET LOSS/INCOME

Inyx Actual Results of Operations for the Year Ended December 31, 2003 (eight months of operations) Compared to Actual Results of Operations for the Year Ended December 31, 2002 (Miza UK including results for the Biopharma Division)

         Net loss for the year ended December 31, 2003 was approximately $12.5 million as compared with a net loss of approximately $31 million for the year ended December 31, 2002.

         In relation to Miza UK's Biopharma Division only, the net loss for the year ended December 31, 2002, was approximately $2.5 million due to the Administration process. For the year ended December 31, 2002, net losses for Miza UK excluding Biopharma amounted to approximately $28.6 million.

Inyx Pro Forma Results of Operations for the Year Ended December 31, 2003 (twelve months of operations, including results of the Biopharma Division, commencing January 1, 2003) Compared to Actual Results of Operations for the Year Ended December 31, 2002 (Miza UK including results for the Biopharma Division)

         Pro forma net loss for the year ended December 31, 2003 amounted to approximately $13.1 million as compared to a net loss of approximately $31 million for the year ended December 31, 2002. Pro forma net loss decreased by approximately $15.6 million or approximately 52%. The major reason for the change was the incurrence of Administration and reorganization costs of approximately $25 million during the 2002 year by Miza UK.

Discussion and Analysis Regarding our Net Losses

         For the year ended December 31, 2003, our net losses resulted primarily from reduced contract development and manufacturing revenues and a number of one-time costs that we incurred in our reverse acquisition of Inyx Pharma, including the start up and integration costs of the combined companies.

         As we continue to ramp-up our business and obtain new contracts and purchase orders from existing and new customers, we believe that we can achieve profitability and have positive cash flows from the operations we acquired, once we fully integrate and develop the Inyx Pharma business and establish ourselves as a specialty pharmaceutical company.

         We also expect profitability to be restored to levels experienced by the business assets acquired by Inyx Pharma prior to the Administration period as more customer contracts and purchase orders are initiated or renewed, through the increase of our manufacturing capacity utilization, increased business derived from our expertise in non-CFC aerosol pharmaceuticals, and the marketing of our proprietary pharmaceutical products, therefore improving gross margins.

LIQUIDITY AND CAPITAL RESOURCES

General

         We have financed our operations primarily through revenues from contract manufacturing and product development contracts, stockholders' equity contributions, credit facilities, and the financing of property, equipment and inventory acquisitions. Additionally, earlier in our Company's development we were partially dependant on funding of our working capital requirements in the form of stockholder loans from affiliates of the Company. For the year ended December 31, 2003 such stockholder loans included approximately $534,000 as an interest-free bridge financing loan from our Chairman/Chief Executive Officer, Dr. Jack Kachkar and short-term loans totaling approximately $450,000 from Viktoria Benkovitch, who is a stockholder and Dr. Kachkar's spouse. As of December 31, 2003, all such stockholder loans had been repaid. There is also no binding obligation for these affiliates to provide any additional future funding.

         As  of  December  31,  2003,  we  had   approximately  $15  million  in
contractual obligations that are due from 2004 to 2013. These obligations include both short-term and long-term debt interest and principal repayments, and amounts owed for operating leases. In 2004, in addition to net contractual obligations of approximately $2.7 million, we believe that we will require at least another $10 million in additional funding to meet our working capital, capital expenditure and product development requirements during that year. On a longer term basis, we will require such additional funding for at least the next 3 to 5 years in order to continue implementing our capital expenditure plans, and product development and commercialization initiatives.

         Additionally, we continue to incur operating losses since our reverse acquisition of Inyx Pharma. For the year ended December 31, 2003, such losses resulted from reduced contract development and manufacturing revenues in connection with the UK Administration process, and amounted to approximately $4.7 million, plus a number of one-time costs that we incurred in our reverse acquisition of Inyx Pharma, including the start up and integration costs of the combined companies, of approximately $9.1 million. This combined total loss of $13.8 million was offset by approximately $1.3 million in a deferred income tax asset creating a net loss for the year ended December 31, 2003 of $12.5 million.

         As we continue to develop and build our company, we will have to cover any cash flow deficits from additional funding sources. In time, we believe that we can achieve profitability by enhancing our sales and marketing efforts to increase the number of customer purchase orders and contracts for our contract development, and manufacturing services. We also believe we can establish new sources of revenue by providing pharmaceutical manufacturing consulting services to the industry and by marketing our own proprietary pharmaceutical products. We expect that the successful launch of our products will provide greater operating margins and improve our performance and overall profitability.

         Although the business assets of our predecessor company were acquired out of Administration, most of the customer base was retained, and Miza UK's 2001 results, when it was profitable, may be indicative of our future operations. We believe that we can achieve profitability and have positive cash flows from the operations we acquired once we fully integrate and develop the business in accordance with our noted business strategies. Until that time, we will continue to depend on our credit facilities, and placements of equity and debt securities to assist us with our working capital requirements, capital expenditure plans, and proprietary product development initiatives.

Capital Resources

         For the year ended December 31, 2003 (eight months of operations after our reverse acquisition of Inyx Pharma), we completed financings totaling approximately $11.6 million in the form of private equity placements and the issuance of convertible debt and equity securities. These financings included a $500,000 private placement of equity securities that we announced on September 9, 2003, $4.5 million through the issuance of a convertible term note on October 29, 2003, a $3 million private placement of equity securities on October 30, 2003, and the issuance of $3.5 million in convertible debt securities on December 30, 2003. Additionally, on November 17, 2003, pursuant to an exercise of options under our Company Stock Option Plan, we issued 75,000 shares of common stock for net proceeds of $90,000.

         The net proceeds of all these financings amounted to approximately $10.4 million and were utilized to retire previous debt, add to working capital, and help fund our operations' product development and capital expenditure requirements, including the implementation of the Sage 500 Management Information System.

         The credit facilities, equity and convertible debt security placements and cash generated from operations during the eight months of operations in 2003 were sufficient to fund our requirements for that period. However, on both a short-term and long term basis, we will be required to raise capital through a combination of additional borrowings, and the issuance of additional debt and equity securities to implement our business and growth strategies as a specialty pharmaceutical company.

         On a short-term basis, in 2004, we believe that we will require approximately $12.7 million in additional funding to meet our debt and interest repayment obligations, and fund our working capital, capital expenditure and product development spending requirements. On a longer term basis, over 2005 and 2006 and 2007, we believe that in each respective year we will require further funding in order to continue to meet our contractual obligations and implement our capital expenditure and product development and commercialization plans.

         In 2004, we believe that we will require at least $4 million in additional working capital to enhance our sales and marketing, and business development activities in order to secure additional purchase orders and contracts from our customers, and improve the performance of our business. Further, as a result of the long lead time required to order specialized raw materials and components necessary for the manufacture of some of our customers' products, we will require this additional working capital to support the purchase and storage of such supplies in order to match the ramp-up of our business, and meet our customers' product and delivery requirements. On a longer term basis, we believe that we will continue to require working capital funding as we implement our organic growth strategy and secure additional contracts from our customers.

         Additionally, in 2004, we will also require funding of approximately $3.45 million to implement our capital expenditure plans. As described later, we plan to spend approximately $2.9 million in 2004 for capital expenditures which are intended to improve our pharmaceutical manufacturing technologies, production capabilities, and plant quality and safety systems so that we are able to pursue expanding commercial and product manufacturing opportunities with existing and potential multinational pharmaceutical and biotechnology clients. In 2004, we will also require an additional $550,000 to complete the implementation of the Sage 500 MIS. In order to continue to strengthen our competitive position in the pharmaceutical aerosol sector, in 2005 and 2006, we will require a further combined total of $2.1 million in capital expenditure spending to enhance our aerosol manufacturing and quality control systems.

         As we have commenced the development of our own proprietary products, in 2004, we will require approximately $2.55 million in additionally funding to complete the commercialization of our first product and commence the development of a number of other proprietary products that we expect to commercialize within the next three years. We will also require additional funding over the next few years to continue to develop, commercialize and market our products through strategic distribution relationships with our key clients.

         Additionally, in the event that we make significant future acquisitions or changes in our capital structure, we may also be required to raise funds through additional borrowings or the issuance of additional debt or equity securities. We are presently actively pursuing acquisitions that may require the use of substantial capital resources.

Contractual Obligations as of December 31, 2003

--------------------------------------------- -----------------------------------------------------
TABULAR DISCLOSURE OF CONTRACTUAL
OBLIGATIONS
(dollars in thousands)                   Payments due by Period
--------------------------------------------- -----------------------------------------------------
                                                                      2005-    2007-
                                                Total     2004        2006     2008     Thereafter
--------------------------------------------- --------- ---------- --------- --------- ------------
Long-Term Debt Obligations - Principal         $ 8,822   $ 1,382    $ 3,427   $ 4,013       --
--------------------------------------------- --------- ---------- --------- --------- ------------
Long Term Debt Obligations - Interest            1,603       578        784       241        241
--------------------------------------------- --------- ---------- --------- --------- ------------
Operating Lease Obligations (1)                  4,584       827      1,082       772      1,903
--------------------------------------------- --------- ---------- --------- --------- ------------
Purchase Obligations                              --        --         --        --         --
--------------------------------------------- --------- ---------- --------- --------- ------------
Other Long-Term Liabilities Reflected on the
     Balance Sheet under GAAP of the
     financial statements                         --        --         --        --         --
--------------------------------------------- --------- ---------- --------- --------- ------------
Total                                          $15,008   $ 2,787    $ 5,293   $ 5,557      2,144
--------------------------------------------- --------- ---------- --------- --------- ------------

(1) Includes approximately $1.6 million of a contractual obligation to pay rent over 10 years under a lease agreement for an office space in Miami. The lease is held by Inyx Realty, Inc. a wholly owned subsidiary of Inyx. Subsequent to December 31, 2003, Inyx Realty, which we established solely to operate this property lease, was acquired by First Jemini Trust, a discretionary family trust in which our Chairman/CEO and his spouse, who is also one of our stockholders, are beneficiaries. Therefore approximately $1.6 million of our operating lease obligations were eliminated subsequent to December 31, 2003 (please see Future Commitments).

Analysis of Cash Flows

         At December 31, 2003, we had cash of approximately $796,000 as compared to zero cash at December 31, 2002 for Miza UK, due to the Administration process. The increase in our cash position was due mainly to proceeds from our financing activities during 2003.

Cash Flows from Operating Activities
------------------------------------

         The net cash used in operating activities for the year ended December 31, 2003 (eight months of operations) amounted to approximately $8.6 million as compared to approximately $3.2 million of net cash generated from operations for the year ended December 31, 2002 by Miza UK. The principal reasons for the significant reduction in cash flows from operating activities for the year ended December 31, 2003 were the number of one time business integration and start-up costs and expenses, totaling approximately $9.1 million, which we incurred in 2003, as a result of our reverse acquisition of Inyx Pharma, after it had acquired the business assets of Miza UK out of Administration.

         For the year ended December 31, 2003, the net cash used in operating activities included a net loss of approximately $12.5 million adjusted for non-cash charges totaling approximately $8.9 million primarily due to the issuance of equity securities as compensation of services and financing costs, which we have expensed. These non-cash charges have been offset by a deferred income tax asset of approximately $1.3 million, consisting of a net operating loss carried forward. Working capital changes reducing cash flow from operations were due primarily to increases in inventory, accounts receivable and prepaid deposits, resulting from increasing sales and business activities during 2003. Working capital changes increasing cash flow from operations were due primarily to increases in accounts payable and accrued liabilities as we ramped up business after our reverse acquisition of Inyx Pharma.

         In comparison, for the year ended December 31, 2002, the net cash used in operating activities included a net loss of approximately $31 million adjusted for a significant non-cash charge of approximately $25 million due to non-recurring charges related to the Administration process and subsequent sale of the Miza UK business assets to Inyx Pharma. Other non-cash adjustments included charges of $1.3 million for depreciation and amortization, and approximately $2.1 million as reserves for obsolete inventory and bad debt. Due to the Administration process that Miza UK underwent, there were minimal working capital changes reducing cash flow from operations while working capital changes increasing cash flow from operations were due primarily to increases in the accounts payable and accrued liabilities, plus the amount of liabilities that became subject to compromise.

Cash Flows from Investing Activities
------------------------------------

         The net cash used in investing activities for the year ended December 31, 2003 (eight months of operations) amounted to approximately $5.2 million as compared to approximately $2 million of net cash used in investing activities by Miza UK for the year ended December 31, 2002.

         For the year ended December 31, 2003, we spent approximately $5.2 million in capital expenditures, all related to our reverse acquisition of Inyx Pharma. These expenditures included approximately $5.1 million for the purchase of the Miza UK business assets by Inyx Pharma and approximately $100,000 for the purchase of computer hardware and software (including deposits required for a new business information system), and office furniture and fixtures.

         In comparison for the year ended December 31, 2002, of the net cash used in investing activities, Miza UK spent approximately $1.8 million in capital expenditures and approximately $190,000 related to associated equipment acquisition, installation and commissioning costs. These expenditures were spent on new filling, packaging, and quality control equipment to establish a second hydrocarbon aerosol manufacturing line. Such expenditures were completed before Miza UK went into Administration.

Cash Flows from Financing Activities
------------------------------------

         For the  year  ended  December  31,  2003,  the net  cash  provided  by financing activities, including the net cash provided by the financing activities of Inyx Pharma, was approximately $14.8 million consisting of proceeds of approximately $22.5 million in borrowings and the issuance of debt and equity securities (as described below), offset by short-term and long-term debt repayments and financing fees totaling approximately $7.7 million.

         In comparison, for the year ended December 31, 2002, there was $1.7 million of net cash used in financing activities by Miza UK. Proceeds of $8.6 million, from the issuance of long term debt, were offset by $10.3 million of cash used for the repayment of previously issued debt or remaining in the Administration proceedings, which commenced on September 4, 2002.

External Sources of Liquidity

Financing Activities
--------------------

         Our Company's operating subsidiary, Inyx Pharma, financed its acquisition of the business assets of Miza UK through stockholder equity and term debt in the form of a secured asset-based loan from Venture Finance PLC ("Venture Finance"), a United Kingdom asset-based lender that is part of the IFN Group owned by ABN-AMRO Bank. Inyx Pharma obtained this loan from Venture Finance on March 7, 2003. On that date, Venture Finance also provided Inyx Pharma with a working capital loan in the form of a confidential invoice discounting credit facility.

         The term loan credit facility that Inyx Pharma received from Venture Finance consisted of a $4.8 million plant and machinery credit facility with available room of $3.2 million and a real property term loan with available room of $1.6 million. Inyx Pharma pledged its real estate properties, and manufacturing equipment and facilities as collateral for these loans. The plant and machinery credit facility and the real property loan were repayable in 34 equal monthly payments of $67,000 and $45,000 respectively. This included interest on outstanding balances calculated at 2.25% above the base rate from time to time set by Venture Finance subject to a minimum of 4%. Payments commenced one month after the commencement of the credit facilities with a final bullet payment 36 months after commencement of the facilities. On March 7, 2003 Inyx Pharma drew $3.5 million to help pay for its Miza UK purchase. The available unused credit on these loans, combined, amounted to $1.3 million. Inyx Pharma would only have been able to draw on these facilities if it had acquired additional property or equipment and obtained the necessary approvals from Venture Finance. Any such advances would be limited to 75% of the market value of the acquired asset.

         The confidential invoice discounting credit facility obtained by Inyx Pharma from Venture Finance was a $4.8 million credit facility for the purchase of debts. This credit facility allowed Inyx Pharma to receive an immediate working capital advance from Venture Finance at the time that a customer invoiced for a particular service or product. Venture Finance advanced Inyx Pharma up to 85% of the required payment amount on eligible customer invoices. Inyx Pharma utilized such advances for its working capital requirements while it awaited payment from the customer, based on 30 day payment terms from the date of invoice. At the time the customer had eventually paid its debt to Inyx Pharma, Venture Finance was repaid its 85% advance while Inyx Pharma received the balance or 15% of that debt. Until any such debt had been paid by the customer, Inyx Pharma pledged to Venture Finance the customer receivable against any advanced amounts. Inyx Pharma was also charged interest on any outstanding balances under this facility. Interest was calculated at 2.25% above the base rate from time to time set by Venture Finance subject to a minimum of 4%. Inyx Pharma's real estate properties, and manufacturing equipment and facilities were pledged as collateral for these loans. The term of the invoice discounting credit facility was 36 months and Inyx Pharma was able to draw up to $4.8 million under this facility.

         In order to obtain these credit facilities from Venture Finance, Inyx Pharma signed an All Asset Debenture in favor of Venture Finance on March 7, 2003. This debenture provided Venture Finance with a fixed and floating charge over all the assets of Inyx Pharma. For providing all such credit facilities, Venture Finance received an arrangement fee from Inyx Pharma. This arrangement fee consisted of 1% of the total amount of credit facilities provided to Inyx Pharma ($96,000 in total fees paid to Venture Finance). Venture Finance also charged Inyx Pharma a service charge for managing these credit facilities. Such service charges were based on 0.25% of the gross amount drawn under the invoice discounting credit facility.

         As a result of our reverse acquisition of Inyx Pharma on April 28, 2003, we consolidated the Venture Finance credit facilities.

         Subsequently, on October 29, 2003, we issued a secured 7% Convertible Term Note due October 29, 2006 to Laurus Master Fund, Ltd. ("Laurus") in the principal amount of $4.5 million in exchange for cash. This convertible term note is secured by all of our real and personal properties in the United States and the United Kingdom, and the common stock of Inyx Pharma consisting of one million ordinary shares. We also issued to Laurus a five-year Common Stock Purchase Warrant to purchase a total of 1,350,000 shares based on the following prices: 450,000 shares at $1.25 per share; 450,000 shares at $1.50 per share; and 450,000 shares at $1.75 per share. Excluding related financing fees and costs of $700,000, the net proceeds of the three-year convertible note financing with Laurus amounted to $3.8 million. Approximately $3 million of the net proceeds were used to repay the outstanding balance of the original Venture Finance plant and machinery credit facility and terminate that credit facility, with the balance of approximately $800,000 utilized for working capital purposes.

         Principal and interest on the Laurus $4.5 million Convertible Term Note (the "Laurus Note") is convertible into common stock at the fixed conversion price of $1.00 per share ("Fixed Conversion Price"); however, no conversion is permitted if the shares issued upon conversion, together with other shares beneficially owned by the Laurus, would exceed 4.99% of our outstanding common shares. At our option therefore, provided our shares have been trading at a price at least 15% in excess of the fixed conversion price, we may repay the principal and interest of the Laurus Note, not theretofore converted, in shares of our common stock at the fixed conversion price. Any amount of principal repaid in cash will be payable in an amount equal to 105% of the principal amount whereas interest is repayable in cash at the set interest rate. The Laurus Note may therefore be prepaid in cash or shares of common stock subject to various prepayment penalties and limitations.

         The interest rate of the Laurus Note accrues at a rate of seven percent (7%) per annum (the "Contract Rate"), subject to adjustment. The interest or Contract Rate was agreed to between Laurus and the Company. On the last business day of each month after the closing date of October 29, 2003 (each such date, referred to as the "Determination Date"), the Contract Rate that we pay Laurus will be set on the following basis: (1) if we have registered both the shares of our common stock underlying the conversion of the Laurus Note and the warrants that we issued to Laurus as additional consideration in connection with providing us with the convertible debt financing, on a registration statement declared effective by the Securities and Exchange Commission ("SEC"), and (2) the volume weighted average price of our common stock, as reported by "Bloomberg, L.P.", for the ten days immediately preceding a Determination Date exceeds the then applicable Fixed Conversion Price by certain percentages, the interest or Contract Rate for the succeeding calendar month automatically adjusts based on the following:

               i) 100% or less of the Fixed Conversion Price or a stock trading price of a $1.00 per common share - a 7% interest rate on the Laurus Note is payable;
               ii) 125% of the Fixed Conversion Price or at least or a stock trading price of at least a $1.25 per common share - a 6.75% interest rate on the Laurus Note is payable;
               iii) 150%  or  less  of the  Fixed  Conversion  Price  or a stock trading price of at least $1.50 per common share - a 6.5% interest rate on the Laurus Note is payable;
               iv) 175% of the Fixed Conversion Price or a stock trading price of at least $1.75 per common share - a 6.25% interest rate on the Laurus Note is payable.

         On December 30, 2003, we also closed a financing transaction with Laurus to obtain an additional $3.5 million credit facility. In addition to being collateralized by our eligible accounts receivable, this Laurus credit facility is also secured by all other assets of our Company. Based on eligible accounts receivable at the time, the net proceeds of this financing amounted to approximately $3.1 million of which approximately $2.6 million of the proceeds were utilized to repay and terminate the confidential invoice discounting credit facility originally obtained by Inyx Pharma from Venture Finance. Exclusive of financing fees of approximately $180,000, the balance of the net proceeds were utilized for working capital purposes.

         The Laurus $3.5 million credit facility consists of two promissory notes, a $1.0 million Secured Convertible Minimum Borrowing Note, and a $2.5 million Secured Revolving Note. Both Notes bear interest at the greater of prime plus 3% or a 7% rate and at the time of closing on December 30,2003 were convertible into our common stock at a fixed conversion price of $1.47 per share. As outlined in our Subsequent Events discussion, we later agreed to amend this fixed conversion price to $1.00 per share, in connection with additional funding provided by Laurus. In addition, subject to certain limitations, the Secured Convertible Minimum Borrowing Note permits payments to be made in our common stock, and we have filed a registration statement that is not yet effective to register 3,150,000 shares issued upon conversion of the Notes or in lieu of Note payments. As additional consideration for the loan, we also issued to Laurus a five-year Common Stock Purchase Warrant to purchase a total of 660,000 shares based on the following prices: 220,000 shares at $1.84 per share; 220,000 shares at $2.20 per share; and 220,000 shares at $2.57 per share.

         Thereforeby December 31, 2003, we had utilized proceeds from the Laurus financings to repay and extinguish all previous financings obtained through Venture Finance. As of December 31, 2003, the outstanding amounts on the Laurus credit facilities were $4.5 million on the secured 7% Convertible Term Note due October 29, 2006, and a total of $3.1 million owing on the $3.5 working capital credit facility, (consisting of the $1.0 million Secured Convertible Minimum Borrowing Note and $2.5 million Secured Revolving Note) which we obtained on December 30, 2003.

         In addition to the proceeds from our equity placement financings, in 2003, the Laurus credit facilities were sufficient to fund our requirements for the eight months of operations ending December 31, 2003. However, on both a short-term and long-term basis, we will be required to continually raise capital through additional borrowings or the issuance of additional debt or equity securities in order to implement our business and growth strategies, which may include significant business or corporate acquisitions or changes to our capital structure.

Certain Indebtedness and Other Matters
--------------------------------------

         In addition to the original credit facilities provided by Venture Finance, on March 6, 2003, Inyx Pharma also received a working capital credit facility in the form of an unsecured convertible debt instrument (the "Stiefel Loan") from one of its clients, Stiefel Laboratories, Inc. ("Stiefel"). Headquartered in Coral Gables, Florida, Stiefel is a privately held pharmaceutical company which has a number of domestic and international operations.

         Stiefel provided the loan in order to ensure that Inyx Pharma had sufficient working capital to support its inventory and insurance requirements, once Stiefel agreed to exclusive development, and manufacturing and supply agreements with Inyx Pharma. Stiefel and Inyx Pharma signed such agreements, which also included a quality agreement, on March 6, 2003. Under these agreements, Inyx Pharma is to manufacture and assist in the commercialization of specific hydrocarbon aerosol dermatological products for Stiefel's worldwide customer base.

         The principal amount of the Stiefel Loan is approximately $4 million, and is due on March 6, 2007. Interest is payable annually at a rate of 6%, beginning March 7, 2004. Stiefel may, from time to time, agree to postpone any accrued interest payments. Under the Stiefel Loan, Stiefel also has the first right of first refusal, for a period of four years, on any additional debt financing that may be required by the Company from time to time. To date, they have not exercised this right of first refusal.

         Due to our reverse acquisition of Inyx Pharma, the Stiefel Loan and any accrued interest may be converted into 4 million shares of common stock of the Company at anytime before March 6, 2007. When we concluded our reverse acquisition of Inyx Pharma on April 28, 2003, the transaction consisted of an exchange of 100% of the outstanding common stock of Inyx Pharma (or 1 million ordinary shares of Inyx Pharma) in exchange for 16 million shares of our common stock, as a result of which Inyx Pharma's shareholders became the majority shareholders of our Company and Inyx Pharma became our wholly owned subsidiary. As a result of the reverse acquisition and under the terms of its option agreement with Inyx Pharma, Stiefel is now entitled to 4 million common shares of our stock, if it exercises its option to convert its debt into equity of our Company. As of December 31, 2003, the outstanding amount we owed under the Stiefel Loan totaled approximately $4.2 million in principal and accrued interest.

         In addition to the credit facilities noted above, during 2003, our Company's stockholders periodically advanced and received repayment of funds loaned to the Company. Until the completion of our initial financing with Laurus, we had utilized such stockholder loans to support operations, settle outstanding trade accounts payable, and for general working capital purposes. Such loans were payable upon demand. As of December 31, 2003, all such outstanding stockholder loans have been repaid, except for two $50,000 demand notes, each accruing interest at 18% annually, owed to two of our non-affiliated shareholders. We have not as of yet repaid these two loans and we are in discussion with the two note holders to apply the outstanding principal amounts to the purchase of common stock. As of December 31, 2003, there were no formal agreements between the Company and any of our stockholders to provide any further funding either on a short-term or long-term basis.

         As of December 31, 2003, we had also entered into two capital leases amounting to approximately $414,000 in total costs. The major component of these capital lease costs was the implementation of a new business information technology system, the Sage 500 Management Information System (Sage 500 MIS), which has now become operational. Excluding interest payable of approximately $105,000, the capital amount of these leases is approximately $309,000. The lease for the Sage 500 MIS will expire by 2006 and is presently guaranteed by our Chairman.

         For the year ended December 31, 2003, the total amount of interest paid on all of our Company's borrowings amounted to $491,000. This amount of interest consisted of approximately $216,000 of interest paid and $275,000 of interest accrued. For the year ended December 31, 2003, the weighted average interest rate paid on outstanding loans during the year amounted to approximately 6.6%.

Capital Expenditures
--------------------

         For the year ending December 31, 2003, we spent approximately $5.2 million in capital expenditures. These expenditures included approximately $5.1 million for the purchase of the Miza UK business assets by Inyx Pharma and approximately $100,000 for the purchase of computer hardware and software, and office furniture and fixtures.

         In comparison, for the year ending December 31, 2002, approximately $1.8 million was spent in capital expenditures at Miza UK. These expenditures were spent on new filling, packaging, and quality control equipment to establish a second hydrocarbon aerosol manufacturing line. Such expenditures were completed before Miza UK went into Administration.

         Although we had planned a number of capital expenditures in 2003, we instead focused our expenditures on business integration and corporate development activities. In 2004 we plan to commence spending approximately $2.9 million in capital expenditures for our Inyx Pharma manufacturing operation. Our planned capital expenditures for 2004 include $900,000 to commence the development of a new hydrocarbon aerosol manufacturing and product blending area, which will provide appropriate segregation to manufacture anti-fungal aerosol products and to grow existing product opportunities; $550,000 for a new mixing vessel and associated ancillary equipment to enable us to manufacture newly formulated hydrocarbon aerosol products; $460,000 to expand our CFC-free
(HFA) metered dose inhaler production facility in order to allow us to pursue a number of our own and new customer product development opportunities in the HFA respiratory area; $365,000 to introduce additional needle valve and under-cup gassing technology to produce our own proprietary products that incorporate new product-propellant barrier systems; and $640,000 in facility maintenance expenditures, including modification to the existing sprinkler systems to meet enhanced insurance standards, and the relocation of a propellant storage area to meet health and safety requirements.

         In addition to the leasing costs we have already undertaken in connection with the implementation of the Sage 500 MIS, in 2004, we will have to also spend approximately $550,000 in related capital expenditures for this MIS system, plus ongoing annual maintenance costs of approximately $65,000. This MIS system supports our business functions at Inyx Pharma including manufacturing, warehousing, distribution, logistics, sales reporting, accounting, inventory, quality control, budgeting and financial reporting, and other company functions.

         We also expect to increase our capital expenditures over the next few years to improve our capabilities to introduce new pharmaceutical aerosol products for increasing market opportunities in the respiratory and dermatological sectors. Planned capital expenditures will include equipment purchases and facility improvements at our United Kingdom product development and manufacturing facilities. These planned investments will support the maintenance of our facilities and a number of immediate business growth opportunities. These planned expenditures will also allow us continue to meet ongoing regulatory compliance requirements, including adherence to good manufacturing practice, and the health, safety and environmental aspects of our pharmaceutical operations.

Future Commitments
------------------

         As of December 31, 2003, exclusive of our contractual obligations for debt repayments, our main long-term financial commitments are our property leases, including those for our office and development and production facilities. These property leases range from one to fifteen years depending on the specific property. We also have a number of operating and capital leases for office equipment, fork lifts and staff automobiles in the United Kingdom.

         As of December 31, 2003, we had operating lease contractual obligations totaling approximately $4.6 million due to various vendors over the next ten years. This amount includes approximately $1.6 million of a contractual obligation to pay rent over 10 years under a lease agreement for an office space in Miami. The lease is held by Inyx Realty, Inc. a wholly owned subsidiary of Inyx. Subsequent to December 31, 2003, Inyx Realty, which we established solely to operate this property lease, was acquired by First Jemini Trust, a discretionary family trust in which our Chairman/CEO and his spouse, who is one of our stockholders, are beneficiaries. Therefore, approximately $1.6 million of our operating lease obligations were eliminated subsequent to December 31, 2003.

         With regard to our vendor and suppliers, due to the purchase of the business assets of Miza UK out of Administration, we continue to be on cash on delivery (COD) payment terms with a small number of our suppliers in Europe, including Perfect Valois, which provides valves, and MY Healthcare, which provides packaging material. We expect that by the end of 2004, we can commence 30-60 day payment terms with such vendors.

Acquisitions
------------

         We believe that we can enhance our competitive position through the acquisition of regulatory-approved pharmaceutical products and drug delivery devices for respiratory, dermatological and topical drug delivery applications or such products in development, including those through the acquisition of other pharmaceutical companies.

         We are actively pursuing acquisitions that may require substantial capital resources. In the event that we make a significant future acquisition or change our capital structure, we may be required to raise funds through additional borrowings or the issuance of additional debt or equity securities.

Subsequent Events and Expectations

         On February 3, 2004, we announced that our Company was selected by the United Nations Development Programme to assist a candidate country meet the requirements of the Montreal Protocol to phase out the consumption of ozone-depleting chorofluorocarbon ("CFC") gases in metered dose inhalers used in the treatment of asthma and other respiratory conditions. With funding assistance for this project provided by the United Nations Multilaterial Fund for the Implementation of the Montreal Protocol, in 2004 we expect to commence our initial contract providing technology transition consulting services to a candidate country. These services will include the installation of manufacturing facilities, equipment, and systems to manufacture CFC-free or Hydrofluoroalkane ("HFA") aerosol based respiratory inhalers for the treatment of asthma and chronic obstructive respiratory disease conditions.

         On February 27, 2004, we closed a transaction with our primary lender, Laurus Master Fund, Ltd. ("Laurus"), to obtain an additional financing of $2.0 million as an amendment to the $3.5 million credit facility that we previously entered with them on December 30, 2003. That Laurus $3.5 million credit facility consists of two promissory notes, a $1.0 million Secured Convertible Minimum Borrowing Note, and a $2.5 million Secured Revolving Note. As a result of the additional Laurus financing, the $1.0 million Secured Convertible Minimum Borrowing was increased by $1.0 million and the $2.5 million principal amount Secured Revolving Note of the credit facility was increased by $1.0 million. Both Notes were further amended to decrease the applicable conversion rate from $1.47 to $1.00. As additional consideration for the loan, we issued to Laurus a five-year Common Stock Purchase Warrant to purchase 330,000 shares of common stock at exercise prices of $1.25 for 110,000 shares, $1.50 for 110,000 shares and $1.75 for 110,000 shares.

         On March 30, 2004, we also obtained an additional $1.0 million advance from Laurus under the Secured Revolving Credit Note, and issued additional warrants to purchase 55,000 shares of common stock for $1.25 per share, 55,000 shares for $1.50 per share and 55,000 shares for $1.75 per share. Subject to certain limitations, these Laurus credit facilities permit payments to be made in our common stock. We therefore expect to amend a registration statement, that is not yet effective, to register an additional 3,000,000 shares issued upon conversion of the Notes or in lieu of Note payments, and the 495,000 warrants that we have issued to Laurus in association with these financings.

         Subsequent to December 31, 2003, pursuant to our 2003 Stock Option Plan, there were 325,000 stock options exercised. The net proceeds, from the exercise of these options, amounts to $357,500. With the issuance of the shares associated with the exercise of these options, we now have 28,850,000 shares issued and outstanding.

         In April 2004, Inyx Realty, Inc., which we established solely to operate a corporate office lease in Miami Florida, was acquired by First Jemini Trust, a discretionary family trust in which our Chairman/CEO and his spouse are beneficiaries, thus terminating the Company's obligations under the lease.

         In 2004, we will continue to focus on strengthening and growing our pharmaceutical aerosol contract manufacturing business in order to reach profitability. Additionally, we plan to continue the development of our own proprietary pharmaceutical products for respiratory, dermatological and topical drug delivery applications, to be marketed and sold through our customers' distribution channels or with strategic partners. Planned products include metered dose inhalers, nasal pumps, topical aerosols, wound care sprays and oral sprays for cardiovascular disease. We are primarily focusing our efforts on generic pharmaceutical products and innovative drug delivery systems which allow line extensions of established products, or those delivery systems that overcome present product and propellant incompatibility in the pharmaceutical aerosol sector. In 2004, we will also continue to explore pharmaceutical business acquisitions or the acquisition of pharmaceutical products, intellectual property or drug delivery devices.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

The financial statements required by this item begin at Page F-1 hereof.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          ----------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

         On July 23, 2002, Doblique was informed by Scott W. Hatfield, CPA, Dallas, Texas, (the "Auditor") that his firm resigned as its independent public accountant.

         The Auditor's reports for the two most recent fiscal years included an explanatory paragraph concerning the Registrant's ability to continue as a going concern. During the two most recent fiscal years and during the interim period from December 31, 2001 until July 23, 2002, the Company did not have any disagreements with the Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that would require disclosure in the Form 8-K reporting the resignation dated July 23, 2003. During such period, there were no reportable events as described in
Item 304(a)(1)(v) of Regulation S-K.

         Scott W. Hatfield, CPA, furnished to the Company a letter addressed to the SEC stating that it agrees with the statements in the immediately preceding paragraph. An updated copy of such letter, dated August 7, 2002 was filed as
Exhibit 1 to the Form 8-K.

         On July 26, 2002, Doblique retained the accounting firm of Parks, Tschopp, Whitcomb & Orr, Maitland, Florida as its independent auditors for the fiscal year ending December 31, 2002. The Board of Directors of Doblique approved the selection of Parks, Tschopp, Whitcomb & Orr as new independent auditors. During the Company's two most recent fiscal years ended December 31, 2001, and the subsequent interim periods through the date of the 8K Report, the Company did not consult with Parks, Tschopp, Whitcomb & Orr regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

         On March 29, 2003, following a change in control of the Company, the Company dismissed Parks, Tschopp, Whitcomb & Orr as its independent auditors (the "Auditor").

         The Auditor's reports for the two most recent fiscal years included an explanatory paragraph concerning the Company's ability to continue as a going concern. During the two most recent fiscal years and during the interim period from January 1, 2003 until March 29, 2003, the Company did not have any disagreements with the Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that would require disclosure in the Form 8-K dated March 24, 2003 reporting the closing. During such period, there were no reportable events as described in
Item 304(a)(1)(v) of Regulation S-K.

         Parks, Tschopp, Whitcomb & Orr furnished to the Company a letter addressed to the SEC stating that it agreed with the statements in the immediately preceding paragraph. A copy of such letter, dated April 2, 2003 was filed as Exhibit 2 to the Form 8-K.

         On March 29, 2003, the Company retained the accounting firm of Berkovits, Lago and Company, LLP, Fort Lauderdale, Florida, as its independent auditors for the fiscal year ending December 31, 2003. The Board of Directors of the Company approved the selection of Berkovits, Lago and Company, LLP as new independent auditors. Neither management nor anyone on its behalf had consulted with Berkovits, Lago and Company, LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that Berkovits, Lago and Company, LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue during the Company's two most recent fiscal years prior to engaging Berkovits, Lago and Company, LLP.

ITEM 8A.  CONTROLS AND PROCEDURES

         (a) Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including it consolidated subsidiaries) required to be included in our Exchange Act filings.

         (b) There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------

Section 16(a) Beneficial Ownership Reporting Compliance

         The Company's officers, directors and 10% stockholders are not subject to Section 16 reporting.

Directors and Executive Officers


    Name             Age             Position with Company              Start Date with Company
    ----             ---             ---------------------              -----------------------
Jack Kachkar         40     Chairman,   Chief  Executive   Officer,          April 1, 2003
                            Secretary and Director
Steven Handley       40     President and Director                            May 1, 2003
Colin Hunter         47     Executive   Vice    President,    Chief
                            Scientific Officer and Director                   May 1, 2003
Douglas Brown        51     Director  and  Compensation   Committee          July 17, 2003
                            Chair
Orestes L. Lugo      45     Director and Audit Committee Chair              October 6, 2003
Jay M. Green         55     Executive  Vice  President and Director
                            of Corporate Development                        December 1, 2003
                            Vice President-Finance and Treasurer
Rima Goldshmidt      41     (Acting Chief Financial Officer)                 April 1, 2003

         Jack Kachkar - Chairman, Secretary and Director. Dr. Kachkar is a medical doctor with experience as an executive within the pharmaceutical industry. From 1996 until December 2002, he was President and CEO of Miza Pharmaceuticals, Inc., a Canadian corporation in Toronto, Ontario. Dr. Kachkar has founded and assisted in the acquisition of a number of pharmaceutical companies focused on niche product development and manufacturing capabilities. He has also provided consulting and advisory services within the pharmaceutical industry and was a founder in 1995 of a medical publishing company. Dr. Kachkar earned his medical degree from the English Language Medical Program at Semmelweis Medical University in Budapest, Hungary. Miza Pharmaceuticals, Inc. ("Miza") had three operating subsidiaries, Miza Pharmaceuticals (UK), Ltd. ("Miza UK"), Miza Ireland Limited ("Miza Ireland") and Miza Pharmaceuticals USA, Inc. ("Miza USA"). Dr. Kachkar was involved in the management of all four companies, although he resigned as an officer of Miza in December 2002 and as a director in May 2003; he resigned as a director of Miza UK in August 2002 and was never an officer; he resigned as a director of Miza Ireland in October 2002 and was never an officer; and he resigned as an officer of Miza USA in March 2003 and as a director in May 2003, after it had been sold to its management in October 2002. Miza UK was placed in Administration in 2001 and sold its assets out of Administration in March 2003 to Inyx Pharma. Miza USA was placed with Chapter 11 bankruptcy proceedings by its new owners in May 2003 under the name Carr Pharmaceuticals, Inc. Miza is currently inactive.

         Steven Handley - President and Director. Mr. Handley has over 20 years experience within the pharmaceutical industry. During this period, Mr. Handley has held several senior management positions in manufacturing and technical operations. He has extensive experience in the development and manufacture of sterile pharmaceuticals and aerosols technology. Mr. Handley has worked for
Evans Medical, Medeva PLC, and, during the past five years for CCL Pharmaceuticals and its successor Miza UK, where he was responsible for all manufacturing and technical operations as Senior Vice President. Mr. Handley holds a qualified pharmaceutical technician degree and is a member of several professional bodies. He also holds a diploma in management and is experienced in vaccine manufacturing and lyophilization technology.

         Colin Hunter - Executive Vice President, Chief Scientific Officer and Director. Mr. Hunter has over 25 years experience within the pharmaceutical industry where he has held senior positions within quality and manufacturing operations, gaining extensive experience of regulatory authorities' requirements for pharmaceutical products, including both FDA and EU regulatory agencies. During his career, he has worked for Glaxo Pharmaceuticals, Evans Medical Ltd. and Medeva PLC. From January 1990 until June 2000, he was European Quality Director for Medeva Pharma Ltd., a subsidiary of Medeva + Celltech PLC. From July 2000 until April 2001, he was Quality Director for CCL Industries, Inc. From May 2001 until February 2003, he was Senior Vice President of Miza Pharmaceuticals UK, Ltd. From March 2003 until April 2003, he was a director of Inyx Pharma Limited, and he became Executive Vice President of the Company in May 2003. Mr. Hunter holds a Bachelor of Science Degree with Honors in Bacteriology and Virology. He is a Chartered Biologist, Member of the Institute of Biology, a Fellow of The Institute of Quality Assurance and is a member of other professional societies.

         Douglas Brown - Director and Audit Committee Member and Compensation Committee Chair. Mr. Brown is an independent director of the Company. He has been active in a number of financial and investment companies. He has served as a director of the L/M Asia Arbitrage Fund since June 1988 and of the Eastern Capital Fund since June 1988. Previously, Mr. Brown was Vice-President of Citibank in London, United Kingdom, and Geneva, Switzerland where he managed over one billion dollars in assets. Mr. Brown graduated LLB from Edinburgh University, United Kingdom.

         Orestes L. Lugo - Director and Audit Committee Chairman and Compensation Committee Member. Mr. Lugo has been a certified public accountant for 23 years. Since April 2002 he has served as the Chief Financial Officer of Renal Carepartners, a private healthcare company. From February 2000 until April 2002, he was an independent financial consultant. He also serves as a director of Momentum Consulting Corp., a private information systems consulting firm. From August 1995 to February 2000, Mr. Lugo was Chief Financial Officer of Renex Corp., a publicly-held company that was sold in 2000 Mr. Lugo was employed by Touche Ross & Co. a public accounting firm from 1980-1989, and held key financial positions with two publicly-held healthcare-related companies from 1989-1995.

         Jay M. Green - Executive Vice President and Director of Corporate Development. Mr. Green joined Inyx in December 2003. From January until November 2003, Mr. Green was a managing director of Duncan Capital, LLC, a merchant banking/investment banking firm that served as our investment banking firm. From

June 2001 until 2002 year-end, Mr. Green was a Managing Director of BlueFire Partners, a Minneapolis-based capital markets advisory firm. From January 2001 until May 2001, Mr. Green served as an independent financial consultant advising both private and public companies. From June 2000 until December 2000, he was a Vice President with Unapix Entertainment, Inc., which was a public company on the American Stock Exchange (ASE: UPX) that filed for bankruptcy and its assets were subsequently liquidated. From March 1999 to May 2000, Mr. Green was an independent consultant advising private and public companies. From September 1998 until February 1999, he served as a Vice President with Paxar Corp. (NYSE:
PXR). From January 1991 until May 1998, Mr. Green was a Vice President with Seitel, Inc. (which was on the ASE and then the NYSE during his tenure).

         Rima Goldshmidt - Vice President-Finance, Treasurer and Acting Chief Financial Officer. Ms. Goldshmidt is responsible for financial reporting and fiscal management. She has been employed with Inyx Canada Inc. and Inyx, Inc. since April 2003. Ms. Goldshmidt worked in the pharmaceutical industry for Miza Pharmaceuticals, Inc. between November 2001 and September 2002 as Director of Finance. From September 2002 to April 2003, she was a self-employed financial consultant to pharmaceutical companies. Prior to November, 2001 Ms. Goldshmidt served as an audit manager at KPMG where she focused on serving clients in the life sciences industry. Mrs. Goldshmidt is a Chartered Accountant with a degree in Microbiology and Biochemistry from the University of Toronto.

Director Compensation

         Directors serve for a term of one year or until their successors are elected and qualified. Non-management directors receive annual compensation of $30,000 for serving on the Board and all committees. The chair of the Compensation Committee receives an additional $10,000 per year, and the chair of the Audit Committee receives an additional $20,000 per year. Existing non-management directors have also received certain stock options. See "Principal Stockholders and Security Ownership of Management."

Other Key Employees

Name                            Position with Company
Andy Millican                   General Manager
John Hamer                      Vice President, Regulatory & Development
James Meade                     Plant Manager - Astmoor Site
Mike White                      Head of Quality & Regulatory
David Bytheway                  Head of Commercial - Inyx Pharma
Joseph Rose                     Head of Finance - Inyx Pharma
Bill Jackson                    Management Accountant
Pat Gilmore                     HR Manager
Serge Agueev                    Manager of Information Systems

         Officers are appointed by and serve at the will of the Board of Directors. There are no family relationships between or among any of the directors or executive officers of the Company.

Governance

         The Board of Directors has adopted the following committees to assist in the Company's governance:

         Audit Committee - Orestes Lugo and Douglas Brown comprise the Audit Committee, and Mr. Lugo is the Chairman and Audit Committee Financial Expert. The Audit Committee functions under a Charter empowering it to, among other things, appoint the independent auditors, approve the auditor's fees, evaluate performance of the auditor, review financial statements and management's discussion and analysis thereof, review all SEC reports and press releases of a financial nature, oversee internal audit processes, oversee new audit reviews performed by the auditors, and receive management and other reports from the auditor.

         Compensation Committee - Douglas Brown and Orestes Lugo comprise the Compensation Committee, and Mr. Brown serves as the Chairman. The Compensation Committee determines the compensation of the Chief Executive Officer and other executive officers, determines Board of Director compensation, awards options and other stock grants, and issues the report regarding these matters for inclusion in annual reports to stockholders.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

Executive Compensation

         For the fiscal years ended December 31, 2003, 2002 and 2001, the following officers of the Company received the following cash compensation for services rendered to the Company. See "Management -- Employment Agreements" for a description of compensation arrangements entered into by the Company with certain of its executive officers.

                                                      Annual Compensation (1)             Long-Term
                                                    ------------------------     ----------------------------
                                                                Other Annual                       All Other
 Name/Principal Position        Year    Salary      Bonus       Compensation     Compensation    Compensation
 -----------------------        ----    ------      -----       ------------     ------------    ------------
Jack Kachkar(2),                2003    $245,000       --        $100,000(3)           --          $65,000
     Chief Executive Officer    2002       --          --             --               --             --
                                2001       --          --             --               --             --
Steven Handley,                 2003    $163,300    $12,250           --               --          $16,120
     President                  2002       --          --             --               --             --
                                2001       --          --             --               --             --
Colin Hunter,                   2003    $155,135    $11,635           --               --          $16,120
    Executive Vice-             2002       --          --             --               --             --
    President                   2001       --          --             --               --             --

(1)      No compensation was paid in 2001 and 2002.
(2) Dr. Kachkar provides his services to Inyx and its subsidiaries through "JK Services", a partnership of corporations owned by him and members of his immediate family.
(3) Represents a discretionary expense allowance. Effective January 1, 2004, such amount will be combined with the salary amount.

Stock Options

                                                      Number of Securities Underlying        Value of Unexercised
                                                                Unexercised                  In-the-Money Options
                                                        Options at Fiscal Year End            at Fiscal Year End
                                                      -----------------------------      -----------------------------
                      Number of Shares
                        Acquired or      Value
       Name              Exercised       Realized     Exercisable     Unexercisable      Exercisable     Unexercisable
       ----              ---------       ---------    -----------     -------------      -----------     -------------
Jack Kachkar                 --              --         500,000             --            $140,000              --
Steven Handley               --              --           -0-               -0-                 -0-             -0-
Colin Hunter                 --              --         284,000          116,000           $79,520         $32,480



Long-Term Incentive Plans

                                                                  Estimated Future Payments under
                                                                    Non-Stock Price-Based Plans
                                                                 --------------------------------
                        Number of
                      Shares, Under     Performance or Other
                         or Other          period Until           Threshold    Target     Maximum
     Name                Rights         Maturation or Payout      ($ or #)    ($ or #)   ($ or #)
     ----                ------         --------------------      ---------   --------   --------
Jack Kachkar              None
Steven Handley            None
Colin Hunter              None

Employment Agreements

         The Company has signed Employment Agreements with its five executive officers. Such agreements have the following principal terms:

       Feature          Jack Kachkar(1)     Steven Handley      Colin Hunter      Rima Goldshmidt         Jay Green
       -------          ------------        --------------      ------------      ---------------         ---------
Start Date               April 1, 2003       May 1, 2003         May 1, 2003       April 1, 2003      December 1, 2003
Term of years                  5                  5                   5                  4                    5
Base salary                 $245,000       (pound)100,000      (pound)95,000            $92,000            $150,000
Expense Allowance           $100,000       (pound)50,000       (pound)25,000             --                $ 35,000
Stock options (2)           750,000            750,000             100,000            100,000               500,000
Vacation weeks                 4                  5                   5                  4                    4
Severance amount         24 months base     12 months base     12 months base      6 months base          24 months

--------------------

(1) Dr. Kachkar's contract was with Inyx through May 15, 2003, when it was amended to direct all payments to JK Services, a personally owed investment company, for purposes of Canadian tax planning. Beginning January 1, 2004, the employment agreement was resumed with Dr. Kachkar and the terms amended to provide for a $345,000 salary without any discretionary expense allowance.
(2) Instead of the amounts of options provided for in the agreements, actual grants during 2003 were: Kachkar - 500,000, Handley - 0, Hunter
         - 400,000, Goldshmidt - 200,000 and Green - 500,000.

         All agreements contain the following provisions: Bonus payments will be made as a percentage of base salary increasing with performance measured by EBITDA, with a guaranteed bonus of ten percent of annual base salary. Each executive may receive additional option grants upon award of the Compensation Committee. Base salary will increase by 5% during each year of the term. The term automatically renews for successive one-year periods after expiration of the primary employment term. Each agreement may be terminated early for good cause or by the executive's resignation. Termination for other reason triggers payment of the severance amount, offset by any termination event that is insured. Severance amounts for key senior executives increase from one-year base salary to two times salary in case of termination due to a change of control of the Company. Each executive is subject to customary confidentiality obligations and an agreement not to compete with the Company for three years following termination. Key executives are covered by a life insurance policy through the Company benefit plan. The policy coverage starts at two times base salary.

Stock Option Plan

         The Company's Stock Option Plan (the "Option Plan") provides for the grant to eligible employees and directors of options for the purchase of common stock. The Option Plan covers, in the aggregate, a maximum of 5,000,000 shares of common stock and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option.

         The Board of Directors administers and interprets the Option Plan and is authorized to grant options thereunder to all eligible employees of the Company, including officers. The Board of Directors designates the optionees, the number of shares subject to the options and the terms and conditions of each option. Each option granted under the Option Plan must be exercised, if at all, during a period established in the grant which may not exceed 10 years from the later of the date of grant or the date first exercisable. An optionee may not transfer or assign any option granted and may not exercise any options after a specified period subsequent to the termination of the optionee's employment with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The following table sets forth certain information regarding the ownership of Common Stock as of March 1, 2004, by each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock, each current director, and all executive officers and directors as a group, based on information provided to the Company by such persons. Except as otherwise stated, each such person has sole investment and voting power with respect to the shares set forth in the table:

                 Name and Address           Number of Shares       Percentage
                 ----------------           ----------------       ----------
Jordan Slatt                                  2,083,500(1)            7.2%
124 Sandringham Drive
North York, Ontario Canada M3H 1E3
Viktoria Benkovitch                           2,250,000(2)            7.8%
44 Cotswold Crescent, Toronto, Ontario
M2P 1N2
Jack Kachkar                                   700,000(3)             2.3%
Unit #1210, 445 Grand Bay Drive
Key Biscayne, Florida 33149
Steven Handley                                2,000,000(4)            6.9%
37 Parkland Drive
Elton, Chester
Cheshire, England CH2 4PG
Rima Goldshmidt                                200,000(5)             0.7%
103 Overbrook Place
Toronto, Ontario, Canada M3H 4P5
Colin Hunter                                  1,000,000(6)            3.4%
11 Humberclose
Widnes, Cheshire, England
Larry Stockhamer, Trustee                     7,600,000(7)           26.3%
76 Sanibel Crescent
Thornhill, Ontario, Canada L4J 8K7
Stiefel Laboratories, Inc.,                   4,000,000(8)           12.2%
which is owned by Charles Stiefel and
Family Members
255 Alhambra Circle
Coral Gables, Florida 33134
Seward Trade Ltd.                               2,300,000             8.0%
Des Bergues 11, CP, Geneva 11
Switzerland, CH-1211
J. Douglas Brown                               450,000(9)             1.5%
Sturdy's, Taston
Oxon, UK 0OX735L

                 Name and Address           Number of Shares       Percentage
                 ----------------           ----------------       ----------

Orestes L. Lugo                                350,000(10)            1.2%
3801 N.E. 207 Street, #2501
Aventura, Florida 33180
Jay M. Green                                   500,000(11)            1.7%
825 Third Avenue, 40th Floor
New York, New York 10022
All officers and directors as a group       5,200,000(12)            16.7%
   (7 persons)
-----------

(1) Consists of 1,183,500 shares owned of record and beneficially, 700,000 owned in his capacity as trustee of 715821 Ontario Limited, and warrants to purchase 200,000 shares.
(2) Shares owned of record and beneficially. Ms. Benkovitch is the spouse of Dr. Jack Kachkar, who disclaims any beneficial ownership of her shares.
(3) Consists of 100,000 shares owned of record and beneficially, options to purchase 500,000 shares, and warrants to purchase 100,000 shares. Although Dr. Kachkar is presently one of the beneficiaries of the JEM Family Trust, such Trust is a discretionary family trust for Kachkar family members in which the Trustee has absolute discretion to determine to pay any or part of the income or capital of the Trusts to the beneficiaries and to exclude any beneficiary from any distribution
         - also see note (9) below. Dr. Kachkar possesses no right to vote or dispose of or otherwise control any shares held by the Trust, and therefore has no direct beneficial ownership of shares owned by Larry Stockhamer as sole Trustee of the Trust.
(4)      Shares owned of record and beneficially.
(5)      Options to purchase 200,000 shares.
(6) Consists of 600,000 shares owned of record and beneficially and options to purchase 400,000 shares.
(7) Mr. Stockhamer is the Trustee of the JEM Family Trust, a discretionary family trust. As Trustee of the JEM Family Trust, Mr. Stockhamer owns of record and beneficially 7,600,000 shares.
(8) Represents shares issuable upon conversion of a(pound)2.5 million Convertible Debenture which is due on March 6, 2007.
(9) Consists of 100,000 shares owned of record and beneficially, options to purchase 250,000 shares and warrants to purchase 100,000 shares.
(10)     Options to purchase  350,000 shares.  (11) Options to purchase  500,000 shares.
(12) Includes 2,800,000 shares, options to purchase 2,200,000 shares, and warrants to purchase 200,000 shares.

         The Company is not aware of any arrangement which might result in a change in control in the future.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

Organization of the Company

         Jack Kachkar, Steven Handley and Colin Hunter may be considered to be the promoters who organized the Company.

         On March 26, 2003, the prior controlling shareholders of the Company sold 2,250,000 shares of common stock, representing 45% of shares outstanding, to Medira Investments LLC, which subsequently transferred such shares to Viktoria Benkovitch, the wife of Dr. Kachkar

         On April 28, 2003, the Company acquired all outstanding stock of Inyx Pharma, Ltd. in exchange for 16,000,000 shares of common stock of Inyx, Inc., including 7,600,000 shares issued to Larry Stockhamer as trustee of the JEM Family Trust, of which Dr. Kachkar's children and other family members are the beneficiaries, 2,000,000 shares to Mr. Handley and 600,000 shares to Mr. Hunter. Dr. Kachkar disclaims any beneficial ownership of the shares owned by Ms. Benkovitch or Mr. Stockhamer. See the discussion below in "Related Party Transactions."

         Dr. Kachkar has been issued stock options for a total of 500,000 shares at an exercise price of $1.10 per share and has entered into the Employment Agreement described below. On August 22, 2003, he also participated in a private placement of restricted common stock which was made to existing stockholders. He acquired 100,000 shares at $1.00 per share in exchange for debt owed to him and received two-year warrants to purchase one share for each share purchased in the offering for $1.50 per share.

         Mr. Handley has entered into the Employment Agreement described above. Mr. Hunter has been granted stock options for a total of 400,000 shares at a price of $1.10 per share and the Employment Agreement described above.

Related Party Transactions

         On May 1, 2001, Miza UK, a subsidiary of Miza Pharmaceuticals, Inc., a Canadian corporation, acquired the pharmaceutical development and manufacturing business of CCL Pharmaceuticals, a division of CCL Industries (UK), Limited unrelated to the Company or any affiliate, for $20 million in a combination of stock, and vendor debt and convertible debt notes. At that time, Miza Pharmaceuticals, Inc. was majority owned by Dr. Jack Kachkar and his family members. Dr. Kachkar resigned as an executive officer of Miza Pharmaceuticals, Inc. on December 31, 2002 and as a Director of that company on May 15, 2003.

         On September 4, 2002, Miza UK was placed into court-appointed Administration. On February 2, 2003, Inyx Pharma was organized by Steven Handley and Colin Hunter, who acquired 12.5% and 3.75% of the company, respectively, for nominal value. On March 3, 2003, 75821 Ontario Limited ("Ontario"), a Canadian entity owned by Jordon Slatt, acquired 8.75% of Inyx Pharma for services and 65% of Inyx Pharma as trustee for the JEM Family trust ("JEM"), whose beneficiaries are Jack Kachkar and his family. Such trust is irrevocable and grants to independent trustees the right to vote and dispose of any stock owned by the trust. Therefore, Dr. Kachkar and Mrs. Benkovitch (Dr. Kachkar's wife) disclaim beneficial ownership of the shares owned by the trust. JEM paid (pound)549,900 to acquire such shares, which were distributed from Ontario to JEM in May 2003. The final investor in Inyx Pharma was Coral Beach Ventures, Inc., which acquired 10% of the company for (pound)750,000 on March 7, 2003.

         On March 7, 2003, two divisions of Miza UK, Miza Aerosols and Miza Development, were sold from the Administrator to Inyx Pharma Limited for a total purchase price, inclusive of working capital, of $7.1 million, plus acquisition costs of $1.2 million. The acquisition price was obtained from the foregoing capital contributions and a loan from Venture Finance PLC.

         Then, on April 28, 2003, the Inyx Pharma stockholders unanimously agreed to exchange their shares for an aggregate of 64% of the outstanding common stock of Doblique. At the time of the transfer, Dr. Kachkar was the sole director and officer of Inyx (f/k/a Doblique), and his wife, Ms. Benkovitch, was the owner of 45% of the outstanding common stock of Inyx (f/k/a Doblique) following the transfer to her from Medira Investments, LLC, a wholly-owned investment company.

         Dr. Kachkar acted for Doblique in connection with the Inyx Pharma acquisition. In addition, Inyx Pharma was represented by its own Board of Directors, officers, and separate legal counsel. Dr. Kachkar concluded that the Inyx Pharma transaction was fair to the unaffiliated stockholders of Doblique and all other parties. Such conclusion was based upon the following factors:

         o Doblique received an opinion that the acquisition was fair to the Doblique stockholders from a financial point of view from Jeffrey Katz, C.A. Mr. Katz is an independent chartered accountant in Canada and is experienced in the analysis of public companies and rendering of fairness opinions.

         o Doblique shares were trading sporadically at prices as low as $.21 per share before the acquisition of the control bloc by Medira was announced, and the net book value per share as of December 31, 2002 was a negative $0.03. Following announcement of the change of control and closing of the acquisition, the trading price of the Doblique stock increased to $1.55.

         o Doblique has moved from a small company with limited assets and continuing losses from operations to a growing company with anticipated sales in 2003 of approximately $13 million.

         The Company and Inyx Pharma previously had been without cash resources, and Dr. Kachkar's family made numerous cash advances in anticipation of the acquisition of Inyx Pharma. In August 2003, $100,000 of such loans was converted into common stock at $1.00 per share, and all other amounts have been satisfied.

         Inyx Canada provides management services to Inyx and its subsidiary, Inyx Pharma. JK Services, a partnership of companies owned by Dr. Kachkar and his immediate family members, provides Dr. Kachkar's services to Inyx Canada. Total payments to JK Services in 2003 were $980,939, consisting of $228,125 for recurring salary and $752,814 based on the following: In March 2003, Dr. Kachkar agreed to contribute (pound)400,000 to Inyx Pharma so it could meet the shareholders equity requirement of its lender Venture Finance. Such contribution was made with an understanding that the Company would repay it when it could meet the financial covenant on its own, and the contribution was returned in November 2003 in the form of a payment to JK Services. The arrangement between the Company and JK Services was terminated December 31, 2003.

         In April 2004, the Company was in the process of transferring all shares of its subsidiary, Inyx Realty, Inc., to First Jemini Trust for no consideration, a trust for the benefit of the Kachkar Family. Inyx Realty was formed to be the lessee of an office facility in Miami. The Company instead determined to lease office space in New York, New York and had no need for the Miami space or its associated liability. The transfer of Inyx Realty will effectively remove the long-term lease commitment liability from the Company.

         The Company believes that all of the foregoing transactions were made on terms as favorable as could have been obtained from unrelated third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a) The following documents are filed as part of this Annual Report on Form 10-KSB:

         1.       Financial  Statements:  The financial statements filed as part
                  of  this  report  are  listed  in  the  "Index  to   Financial
                  Statements" on Page F-1 hereof.

         2.       Exhibits required to be filed by Item 601 of Regulation S-B:


*2.1.1         Stock Exchange Agreement dated April 25, 2003, among Inyx Pharma,
               Doblique  and  the  Inyx  Stockholder.  (Material  schedules  are otherwise attached as exhibits hereto)
*3.1.1         Restated Articles of Incorporation of Inyx, Inc.
*3.2           Bylaws of Inyx, Inc.
*4             Specimen stock certificate for common shares
*10.1          2003 Stock Option Plan
*10.2          Indemnity Agreement dated April 25, 2003 among the Company, Steve
               Handley, Colin Hunter and Jack Kachkar
*10.3          Registration  Rights  Schedule to Stock Exchange  Agreement dated
               April 25, 2003
*10.4.1.1      Employment Agreement dated April 1, 2003, with Jack Kachkar
$$$10.4.1.2    Management Services Agreement dated May 15, 2003 with JK Services
$$$10.4.1.3    Employment Agreement dated January 1, 2004 with Jack Kachkar
*10.4.2        Employment Agreement dated May 1, 2003, with Steven Handley
*10.4.3        Employment Agreement dated May 1, 2003, with Colin Hunter
*10.4.4        Employment Agreement dated April 1, 2003, with Rima Goldshmidt
$10.4.4.1      Amendment  dated May 15,  2003 to  Employment  Agreement  or Rima
               Goldshmidt
$$10.4.5       Employment Agreement dated December 1, 2003 with Jay Green.
*10.5          Opinion of Jeffrey Katz, C.A.
*10.6.1        Lease  dated July 22,  1994 with the  Council  of the  Borough of
               Halton for  facilities at 6 Seymour Court,  Manor Park,  Runcorn,
               Cheshire, England
*10.6.2        Lease  dated  June  23,  1988  between   Warrington  and  Runcorn
               Development  Corp  and  MiniPak  Aerosols,   Ltd.  for  lease  of
               facilities at 10-11 Arkwright Road,  Astmoor  Industrial  Estate,
               Runcorn, Cheshire, England

*10.6.3        Lease  dated  June  23,  1988  between   Warrington  and  Runcorn
               Development  Corp  and  MiniPak  Aerosols,   Ltd.  for  lease  of
               facilities  at 1-2 Arkwright  Road,  Astmoor  Industrial  Estate,
               Runcorn, Cheshire, England
*10.7          Business  Advisory and Financial  Consulting  Services  Agreement
               with Jordan Slatt
*10.8          Agreement dated March 7, 2003 between Miza  Pharmaceuticals  (UK)
               Limited (in administration) and Inyx Pharma
*10.9.1.       Option  Agreement  dated  March 6, 2003  between  Inyx Pharma and
               Stiefel Laboratories, Inc.
*10.9.2        6%  Convertible  Promissory  Note  dated  March  6,  2003  in the principal  amount of  (pound)2,500,000  to Stiefel  Laboratories,
               Inc.
*10.10         Finders Fee Agreement with Saintsbury Management Corp., Grosvenor
               Trust Company, Ltd. And Liberty Management LLC
*10.11         Finders Fee Agreement with TriFinity Venture  Corporation and BPL
               Corp.
**10.12.1      All  Assets  Debenture  dated  March 7, 2003 in favor of  Venture
               Finance PLC
**10.12.2      Plant  and  Machinery  Loan  Agreement  dated  March 7, 2003 with
               Venture Finance PLC
**10.12.3      Real  Property  Loan  Agreement  dated March 7, 2003 with Venture
               Finance PLC
**10.12.4      Agreement for the Purchase of Debts with Venture Finance PLC
**10.13.1      Six percent Convertible  Promissory Note to Stiefel Laboratories,
               Inc. dated March 6, 2003
**10.13.2      Option  Agreement dated March 6, 2003 with Stiefel  Laboratories,
               Inc.
$$10.13.3      Manufacturing and Supply Agreement between Registrant and Stiefel
               Laboratories,  Inc dated March 6, 2003 (Confidentiality requested as to certain parts of this Agreement)
$$1.13.4       Development    Agreement    between    Registrant   and   Stiefel
               Laboratories, Inc. dated March 6, 2003 (Confidentiality requested as to certain parts of this agreement)
$$10.13.5      Quality  Agreement between  Registrant and Stiefel  Laboratories,
               Inc. dated March 6, 2003
***10.14       Consulting  Agreement dated June 1, 2003 with National  Financial
               Communications Corp.
***10.15       Stock  Purchase   Warrant  dated  June  26,  2003  with  National
               Financial Communications Corp.
***10.16       Stock Purchase Warrant dated June 26, 2003 with Gary Geraci
***10.17       Business  Consulting  Services  Agreement dated July 1, 2003 with
               Marc Courturier
#10.18.1       Securities  Purchase Agreement dated October 29, 2003 with Laurus
               Master Fund, Ltd.
#10.18.2       Convertible Term Note dated October 29, 2003
#10.18.3       Common Stock Purchase Warrant
#10.18.4       Registration Rights Agreement
#10.18.5       Debenture (security agreement)
#10.18.6       Charge Over Shares (pledge agreement)
#10.19         Form of Subscription Agreement for common stock placement
###10.20       Consulting  Agreement  executed  July 1, 2003 with  Patrick  W.H.
               Garrard/dba/The Garrard Group of West Redding CT
##10.20.1      Security Agreement
##10.20.2      Secured Revolving Note
##10.20.3      Secured Convertible Minimum Borrowing Note
##10.20.4      Common Stock Purchase Warrant
###10.21       Public Relations  Agreement with Capital  Financial Media,  Inc., dated August 15, 2003
$$10.22        Investment  banking  agreement  with Duncan  Capital  LLC,  dated
               August 25, 2003
###10.23.1     Stock Purchase Warrant for  200,000shares of the Company's common stock with Patrick  W.H.  Garrard/dba/The  Garrard  Group of West
               Redding CT, dated July 1, 2003
###10.23.2     Stock Purchase Warrant for 100,000 shares of the Company's common stock with Capital Financial Media, Inc., dated August 15, 2003
###10.23.4     Stock Purchase Warrant for 100,000 shares of the Company's common stock with Dr. Jack Kachkar, dated August 22, 2003
###10.23.5     Stock Purchase Warrant for 200,000 shares of the Company's common stock with Mr. Jordan Slatt, dated August 22, 2003
###10.23.6     Stock Purchase  Warrant for 50,000 shares of the Company's common stock with Saintsburg Management Corp., dated August 22, 2003
###10.23.7     Stock Purchase  Warrant for 50,000 shares of the Company's common stock with Liberty Management, LLC, dated August 22, 2003
###10.23.8     Stock Purchase Warrant for 300,000 shares of the Company's common stock with Duncan Capital LLC, dated August 25, 2003
###10.23.9     Stock Purchase  Warrant for 20,000 shares of the Company's common stock with Mr. Rick Iler, dated September 12, 2003
$$$21.1        Subsidiaries of Registrant
$$$23.1        Consent of Berkovits, Lago & Company, LLP

$$$31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
$$$31.2 Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
$$$32.1        Certification  of the Chief  Executive  Officer  under 18 USC ss.
               1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
$$$32.2        Certification  of the  Chief  Financial  Officer  under 18 USCss.
               1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------------------
* Filed as exhibit to the Form 8K filed May 13, 2003 and incorporated herein by reference
** Filed as exhibit to Form 8K/A filed June 24, 2003 and incorporated herein by reference
*** Filed as exhibit to Form 10-QSB filed August 19, 2003 and incorporated herein by reference
# Filed as exhibit to Form 8-K filed November 3, 2003 and incorporated herein by reference
## Filed as exhibit to Form 8-K filed January 6, 2004 and incorporated herein by reference
### Filed as exhibit to Form 10-QSB filed November 14, 2003 and incorporated herein by reference
$ Filed as exhibits to Form SB2 File No. 333-112902 dated February 17, 2004 and incorporated herein by reference
$$ Filed as exhibits to Form 8K/A filed March 14, 2004 and incorporated herein by reference
$$$      Filed herewith

(b)      Reports on Form 8-K

                  Form 8K dated October 8, 2003 reporting a financial release under Items 9 and 12.
                  Form 8K dated October 16, 2003 reporting a press release and election of a director under Items 5 and 7.
                  Form 8K dated October 26, 2003 reporting a loan transaction under Items 5 and 7.
                  Form 8K dated November 13, 2003 reporting a financial release under Items 7, 9 and 12.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

         The Audit Committee has appointed Berkovits Lago & Company, LLP as the Company's independent auditor's for 2003.

         For 2003, Berkovits Lago & Company, LLP has billed the Company for the services described below:

         Audit Fees. Berkovits Lago & Company's fees for the review of interim financial statements for the quarters ended March 31, 2003, June 30, 2003 and September 31, 2003 were $18,200. Berkovits Lago & Company also billed $15,000 as a retainer in connection with the Company's audit for the year ended 2003.

         Audit-Related Fees.  None.
         ------------------

         Tax Fees.  None.
         --------

         All Other Fees. During 2003, the Company paid $75,000 in fees to Berkovits Lago & Company for the audit of Miza Pharmaceutical (UK) Limited for the year ended December 31, 2002 and December 31, 2001 in connection with the amended form 8k filing of the Inyx Pharma transaction as a Significant Acquisition. In 2003, the Company also paid Berkovits Lago & Company fees of $65,700 in connection with client assistance services which included $25,000 for the review of internal controls and due diligence, $2,500 as a retainer for the Company's SB-2 registration statement, $3,200 for services in connection with the Company's S-8 and Form 8k filings, $10,000 for consulting services related to the Company's proposed business acquisitions, and $25,000 for consultation services and the associated review and filing of the necessary documentation for the Inyx Pharma transaction. None in 2002.

         The Audit Committee is required to pre-approve the audit and non-audit services to be performed by the independent auditor in order to assure that the provisions of such services does not impair the auditor's independence. This review and approval will take place on an annual basis and periodically during the year.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act, the Company and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on April 12, 2004.

                           INYX, INC.



                           By:  /S/ Jack Kachkar
                              -------------------------------------------------
                              Jack Kachkar, Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Name                               Office                              Date
----                               ------                              ----

/s/ Jack Kachkar         Chairman, Chief Executive                April 12, 2004
-------------------      Officer and Director
Jack Kachkar             (Principal Executive Officer)




/s/ Rima Goldshmidt      Vice President and Acting Chief          April 12, 2004
-------------------      Financial Officer (Principal Financial
Rima Goldshmidt          and Accounting Officer)




/s/ Steven Handley       President and Director                   April 12, 2004
-------------------
Steven Handley



/s/ Douglas Brown        Director                                 April 12, 2004
-------------------
Douglas Brown



/s/ Orestes L. Lugo      Director                                 April 12, 2004
-------------------
Orestes L. Lugo



/s/ Colin Hunter         Vice President and Director              April 12, 2004
-------------------
Colin Hunter

                                                    INYX, INC.

                                                 TABLE OF CONTENTS

Financial Statements of Inyx, Inc.

                                                                            Page

Independent Auditors' Reports                                                F-2

Financial Statements:

         Consolidated Balance Sheet - December 31, 2003                      F-4

         Consolidated Statements of Operations - Years Ended
              December 31, 2003 and 2002                                     F-5

         Consolidated Statements of Stockholders' Equity and
              Other Comprehensive Loss -
              Years Ended December 31, 2003 and 2002                         F-6

         Consolidated Statements of Cash Flows - Years Ended
              December 31, 2003 And 2002                                     F-7

         Notes To Financial Statements                                       F-8

         Pro Forma Financial Stataments                                     F-22

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors of
Inyx, Inc. (formerly known as Doblique, Inc.)


We have audited the balance sheet of Inyx, Inc. (formerly known as Doblique, Inc.) (the "Company") as of December 31, 2003 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inyx, Inc. (formerly known as Doblique, Inc.) as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Berkovits, Lago & Company, LLP

Ft. Lauderdale, Florida
April 9, 2004

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors of
Inyx, Inc. (Miza Pharmaceuticals (UK) Limited)


We have audited the balance sheet (not presented seperately herein) of Inyx, Inc. (the successor to Miza Pharmaceuticals (UK) Limited) (the "Company") as of December 31, 2002 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inyx, Inc. (Miza Pharmaceuticals (UK) Limited) as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed more fully in Notes 1 and 13 to the financial statements, Miza Pharmaceuticals (UK) Limited was placed under supervision of an Administrator in accordance with the United Kingdom Insolvency Act of 1986. On March 7, 2003, while under the supervision of the Administrators, Miza Pharmaceuticals (UK) Limited sold the majority of its property, plant and equipment, inventory, customer base and intellectual property to INyX Pharma, Ltd., a subsidiary of the Company and the designated successor of Miza Pharmaceuticals (UK) Limited.



/s/ Berkovits, Lago & Company, LLP

Ft. Lauderdale, Florida
May 19, 2003

                                   INYX, INC.
                           Consolidated Balance Sheet
                    (Expressed in thousands of U.S. dollars)
                                December 31, 2003



                                     Assets
                                     ------


Current assets:
     Cash                                                           $       796
     Accounts receivable, net                                             3,395
     Inventory, net                                                       1,089
     Prepaid expenses and other current assets                            1,089
                                                                    -----------
           Total current assets                                           6,369
                                                                    -----------

Property, plant and equipment, net                                        5,183
Deferred financing costs, net and other assets                              905
Deferred tax asset                                                        1,294
                                                                    -----------
                                                                          7,382
                                                                    -----------

           Total assets                                             $    13,751
                                                                    ===========

                      Liabilities and Stockholders' Deficit

Current liabilities:
     Borrowings under revolving line of credit                      $     3,133
     Accounts payable                                                     2,178
     Accrued expenses and other current liabilities                         996
     Current portion of long-term debt                                    1,483
                                                                    -----------
           Total current liabilities                                      7,790
                                                                    -----------

Long-term debt, net of current portion                                    7,439
                                                                    -----------
           Total liabilities                                             15,229
                                                                    -----------

Commitments and contingencies
Subsequent events

Stockholders'
deficit:
     Preferred stock - $0.001 par value, 10,000,000 shares
     authorized -0- shares issued and outstanding                          --
     Common stock - $0.001 par value, 150,000,000 shares
     authorized, 28,525,000 shares issued
     and outstanding                                                         29
     Additional paid-in capital                                          11,584
     Accumulated deficit                                                (12,696)
     Subscriptions receivable                                              (100)
     Accumulated other comprehensive loss -
     foreign currency translation adjustment                               (295)
                                                                    -----------
           Total stockholders' deficit                                   (1,478)
                                                                    -----------

Total liabilities and stockholders' deficit                         $    13,751
                                                                    ===========


The accompanying notes are an integral part of these consolidated financial statements

                                   INYX, INC.
                      Consolidated Statements of Operations
       (Expressed in thousands of U.S. dollars, except per share amounts)
                        For the years ended December 31,




                                                       2003            2002
                                                   ------------    ------------

Net revenues                                       $     13,099    $     24,644
Cost of goods sold                                       10,634          20,772
                                                   ------------    ------------
      Gross profit                                        2,465           3,872

Expenses:
    General and administrative expenses                   6,477           6,850
    Selling expenses                                        260             376
    Depreciation and amortization                           387           1,257
                                                   ------------    ------------

             Total operating expenses                     7,124           8,483
                                                   ------------    ------------
Loss from operations before
    other expenses                                       (4,659)         (4,611)

Other expenses                                           (9,110)        (26,729)
                                                   ------------    ------------
Loss before income tax benefit
    and discontinued operations                         (13,769)        (31,340)

Income tax benefit                                        1,294             352
                                                   ------------    ------------

Loss from continuing operations                         (12,475)        (30,988)

Loss from discontinued operations, net of tax               (25)           --
                                                   ------------    ------------

Net loss                                           $    (12,500)   $    (30,988)
                                                   ============    ============
Loss per share of common stock
    outstanding-basic and fully diluted
    from continuing operations                     $      (0.55)   $      (1.94)
                                                   ============    ============
Weighted-average number of shares
  outstanding - basic and fully diluted              22,857,260      16,000,000
                                                   ============    ============



The accompanying notes are an integral part of these consolidated financial statements


                                   INYX, INC.
         Consolidated Statements of Changes in Stockholders' Equity and
                            Other Comprehensive Loss
                    (Expressed in thousands of U.S. dollars)
                 For the years ended December 31, 2003 and 2002



                                                   Common Stock             Additional        Stock
                                             Number of                       Paid-in       Subscription
                                              Shares         Par Value       Capital        Receivable
                                           ------------    ------------    ------------    ------------

Balances at
 January 1, 2002                                 16,000    $         16    $      8,006    $       --

Net loss for the year                              --              --              --              --

Foreign currency translation
   adjustment                                      --              --              --              --
                                           ------------    ------------    ------------    ------------

Balances at
  December 31, 2002                              16,000              16           8,006            --

Administration settlement
adjustments/recapitalization                       --              --            (5,925)           --

Issuance of Stock for finders fees
on April 17, 2003                                 2,450               2           1,302            --

Issuance of Stock for services
On April 17, 2003                                 1,500               2             799            --

Issuance of Stock for reverse
acquisition of Doblique Inc.
on April 28, 2003                                 5,000               5             214            --

Issuance of Stock net of  offering costs
of $11,800 on August 22, 2003                       500               1             488            --

Subscriptions receivable                           --              --              --              (100)

Issuance of Stock net of  offering costs
of $310,702 on November 4, 2003                   3,000               3           2,686            --

Issuance of Stock for options
exercised on November 17, 2003                       75               0              90            --

Issuance of stock options                         1,513           1,513

Issuance of Warrants for services                  --              --             2,411            --

Net loss for the period                            --              --              --              --

Foreign currency translation
   adjustment                                      --              --              --              --

                                           ------------    ------------    ------------    ------------
Balance at December 31, 2003                     28,525    $         29    $     11,584    $       (100)
                                           ------------    ------------    ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements




                                   INYX, INC.
         Consolidated Statements of Changes in Stockholders' Equity and
                      Other Comprehensive Loss (continued)
                    (Expressed in thousands of U.S. dollars)
                 For the years ended December 31, 2003 and 2002






                                             Accumu-
                                              lated
                                              Other
                                             Compre-           Accumu-
                                             hensive           lated
                                              loss            Deficit          Total
                                           ------------    ------------    ------------

Balances at
 January 1, 2002                           $       (771)   $        524    $      7,775

Net loss for the year                              --           (30,988)        (30,988)

Foreign currency translation
   adjustment                                      (732)           --              (732)
                                           ------------    ------------    ------------

Balances at
  December 31, 2002                              (1,503)        (30,464)        (23,945)

Administration settlement
adjustments/recapitalization                      1,503          30,464          26,042

Issuance of Stock for finders fees
on April 17, 2003                                  --              --             1,304

Issuance of Stock for services
On April 17, 2003                                  --              --               801

Issuance of Stock for reverse
acquisition of Doblique Inc.
on April 28, 2003                                  --              (196)             23

Issuance of Stock net of  offering costs
of $11,800 on August 22, 2003                      --              --               489

Subscriptions receivable                           --              --              (100)

Issuance of Stock net of  offering costs
of $310,702 on November 4, 2003                    --              --             2,689

Issuance of Stock for options
exercised on November 17, 2003                     --              --                90

Issuance of stock options

Issuance of Warrants for services                  --              --             2,411

Net loss for the period                            --           (12,500)        (12,500)

Foreign currency translation
   adjustment                                      (295)           --              (295)

                                           ------------    ------------    ------------
Balance at December 31, 2003               $       (295)        (12,696)   $     (1,478)
                                           ------------    ------------    ------------




The accompanying notes are an integral part of these consolidated financial statements


                                   INYX, INC.
                      Consolidated Statements of Cash Flows
                    (Expressed in thousands of U.S. dollars)
                        For the years ended December 31,


                                                                     2003        2002
                                                                   --------    --------
Cash flows from operating activities:
    Net loss                                                       $(12,500)   $(30,988)
    Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
      Depreciation                                                      347       1,257
      Amortization of financing costs                                    40        --
      Deferred tax asset                                             (1,294)
      Issuance of stock for services                                  2,101        --
      Issuance of options                                             1,513        --
      Issuance of warrants for consulting and promotional fees        2,411        --
      Issuance of shares in  recapitalization                         2,081        --
      Reorganization and administration costs                          --        25,049
      Reserve for inventory obsolescence                                207         713
      Provision for bad debt                                            191       1,386
    Changes in assets and liabilities
      (Increase) decrease in accounts receivables                    (3,586)        152
      (Increase) decrease in inventory                               (1,296)        726
      (Increase) in prepaid and other current assets                   (783)       (283)
      Increase in accounts payable and
      accrued liabilities                                             2,891       3,017
      (Increase) in deferred financing costs and other assets          (900)       --
      Increase in liabilities subject to compromise                    --         2,210
                                                                   --------    --------
    Net cash (used in) provided by continuing
      operations                                                     (8,577)      3,239

    Net cash provided from discontinuing
      operations                                                         50        --
                                                                   --------    --------
          Net cash (used in) provided by operating activities        (8,527)      3,239
                                                                   --------    --------

Cash flows from investing activities:
    Purchase of fixed assets                                         (5,221)     (1,776)
    Goodwill and acquisition costs                                     --          (190)
                                                                   --------    --------

          Net cash used in investing activities from
           continuing  operations                                    (5,221)     (1,966)
                                                                   --------    --------

Cash flows from financing activities:
    Advances by stockholder                                             450        --
    Repayment to stockholder                                           (450)       --
    Borrowings under revolving line of credit                         7,520        --
    Repayment of borrowings under revolving line of credit           (3,350)       --
    Proceeds from issuance of long term debt                          7,376       8,610
    Repayment of long term debt                                      (3,013)     (9,693)
    Payment of loan fees                                               (900)       --
    Proceeds from issuance of stock, net of issue
      costs of $323,000                                               2,978        --
    Proceeds from exercise of stock options                              90        --
    Proceeds from issuance of promissory note                         4,013        --
    Proceeds from demand notes                                          100        --
    Advances to affiliates and related parties                         --          (652)
                                                                   --------    --------

          Net cash provided by (used in) financing activities
          from continuing operations                                 14,814      (1,735)
                                                                   --------    --------

Effect of foreign exchange rate changes
    on cash                                                            (295)        (72)

Increase (decrease) in cash                                             771        (534)

Cash at beginning of period                                              25         534
                                                                   --------    --------

Cash at end of period                                              $    796    $   --
                                                                   ========    ========

The accompanying notes are an integral part of these consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Tabular amounts expressed in thousand of dollars)
                     Years ended December 31, 2003 and 2002


NOTE 1:  BUSINESS DESCRIPTION AND PRESENTATION
------   -------------------------------------

         Inyx, Inc. (the "Company") was incorporated on March 28, 2000, in the State of Nevada, under the name Doblique, Inc. ("Doblique"). As Doblique, the Company was engaged in the business of breeding and racing thoroughbred horses at various major horse racing venues throughout the United States. On March 6, 2003, management decided to discontinue the Company's thoroughbred horse operation by selling the assets of that operation to a third party. Concurrent with the discontinuance of its horse racing operations, Doblique concluded a reverse acquisition of Inyx Pharma Limited ("Inyx Pharma"), and changed its name to Inyx, Inc. ("Inyx").

         Inyx Pharma's business emerged from its acquisition of the assets of Miza Pharmaceuticals, Ltd. (Miza UK) on March 7, 2003. Miza UK had been an operating entity which filed for bankruptcy and reorganization in the United Kingdom on September 3, 2002. During the period September 3, 2002 to March 6, 2003, Miza UK's court-appointed Administrator settled certain liabilities of Miza UK and sold or discontinued certain of its assets. The net adjustments resulting during the bankruptcy and reorganization period of approximately $26 million are presented in the consolidated statements of changes in stockholders' equity.

         The acquisition of Inyx Pharma was consummated on April 28, 2003, by exchanging 16 million shares of the Company's restricted common stock in exchange for 100% of the outstanding common stock of Inyx Pharma. As a result of the exchange, the stockholders of Inyx Pharma became the controlling stockholders of the Company. In the aggregate they hold approximately 64% of the Company's outstanding shares. The acquisition has been accounted for as a capital transaction under the reverse acquisition method of accounting for business combinations. Under this method, Inyx Pharma (the legal subsidiary) is considered to have acquired Inyx, Inc. (the legal parent) effective April 28, 2003 and continued as Inyx, Inc. thereafter. The net assets of Inyx Pharma were recorded at carrying value with no recognition of goodwill.

         Inyx, through its wholly-owned subsidiaries, Inyx Pharma Limited and Inyx Canada, Inc., is specialty pharmaceutical company which focuses on the development and manufacturing of prescription and over-the-counter ("OTC") aerosol pharmaceutical products and drug delivery technologies for the treatment of respiratory, allergy, dermatological and topical conditions. Inyx's client base primarily consists of large ethical pharmaceutical corporations, branded generic pharmaceutical distributors, and biotechnology companies.

         The accompanying consolidated financial statements of the Company for the year ended December 31, 2003 include the operations of Inyx, Inc. from April 28, 2003 to December 31, 2003. As a result of the reverse acquisition method of accounting, the audited consolidated financial statements for the year ended December 31, 2002 presented herein as the historical financial statements of the combined enterprise, reflect the financial position and results of operations of Miza UK the predecessor company of Inyx Pharma. Thus, unless otherwise indicated, all historical operational information for 2002 is based on the historical operations of Miza UK.

         The Company manages its operations and business as one operating segment.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------   ------------------------------------------

a)       Consolidation
         -------------

         The accompanying consolidated financial statements include the accounts of Inyx, Inc. and its wholly owned subsidiaries: Inyx Pharma Limited, an operating company formed under the laws of England and Wales; Inyx Canada, Inc., a federally incorporated Canadian Corporation; and Inyx Realty, Inc., a Florida corporation. All intercompany accounts and transactions have been eliminated in consolidation.

b)       Use of Estimates
         ----------------

         The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

         Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary.

c)       Accounts Receivable
         -------------------

         Accounts receivable are stated at net realizable value, net of an allowance for doubtful accounts. Periodically, management reviews all accounts receivable and based on an assessment of whether they are collectible, estimates the portion, if any, of the balance that will not be collected in order to establish an allowance for doubtful accounts. Such allowance was based on the specific identification of accounts deemed uncollectible as of December 31, 2003. The provision for the allowance for doubtful accounts is included in General and Administrative expenses, in the accompanying consolidated statement of operations.

d)       Inventory
         ---------

         Inventory is valued using the first-in and first-out method of accounting and is stated at the lower of cost or net realizable value.

e)       Property, Plant and Equipment
         -----------------------------

         Property, plant and equipment is stated at cost, net of accumulated depreciation and amortization, which is provided for by charges to income over the estimated useful life of the assets using the straight line method. The useful life of assets ranges from 3-10 years for equipment, and up to 25 years for buildings. Leasehold improvements and capital leases are amortized over the life of the related lease. Expenditures that extend the useful life of the respective assets are capitalized and depreciated over the lives of the respected asset. Maintenance, repairs and other expenses that do not extend their useful life are expensed as incurred.

f)       Business Combinations
         ---------------------

         The Company accounts for business combinations in accordance with FASB 141 Business Combinations. Business combinations that qualify as reverse acquisitions with public shells are accounted for as capital transactions without the recognition of goodwill. Whereas, business combinations which do not meet the latter criteria are accounted for under the purchase method. Where any excess of the purchase price over the estimated fair value of net assets acquired is recorded as goodwill. SFAS 141 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually by comparing carrying value to the respective fair value in accordance with the provisions of SFAS 142. SFAS 142 Goodwill and Other Intangible Assets. This pronouncement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment by assessing the recoverability of the carrying value. As of January 1, 2003, the Company adopted the provisions of SFAS 141 and SFAS 142.

g)       Deferred Financing Costs
         ------------------------

         Costs directly associated with obtaining financing are capitalized and amortized on a straight-line basis over the estimated life of the financing arrangement.

h)       Impairment of Long Lived Assets
         -------------------------------

         The Company reviews the carrying value of its long lived assets, including intangibles, whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the assets by estimating the future net cash flows expected to result from the assets, including eventual disposition. If the future net cash flows are less then the carrying value of the assets, an impairment loss is recorded, equal to the difference between the asset's carrying value and its fair value. In performing such reviews, management takes into consideration the current operating levels including any idle capacity, alternative uses for production utilizing current equipment, and growth trends and industry projections.

i)       Financial Instruments
         ---------------------

         Financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, borrowings under the revolving line of credit and loans payable. Non-derivative financial instruments include letters of credit, commitments to extend credit and guarantees of debt. There were no derivative financial instruments at December 31, 2003. The carrying values of these financial instruments approximate their fair market value as of December 31, 2003.

j)       Revenue Recognition
         -------------------

         The Company recognizes revenue (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibillity is reasonably assured. Under the provisions of SAB 101, revenues are recognized FOB shipping point, when products are shipped, which is when legal title and risk of loss is transferred to the Company's customers, and is recorded at the net invoiced value of goods supplied to customers after deduction of sales discounts and sales and value added tax, where applicable. In situations where the Company receives payment in advance of the performance of research and development services, such amounts are deferred and recognized as revenue as the related services are performed. In 2003, deferred revenue amounting to $351,000 is included in accrued and other liabilities.

         Non-refundable fees are recognized as revenue over the term of the arrangement, based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue. Product returns are not accepted.

         Shipping costs are paid for by the Company's customers. Any shipping and handling costs incurred by the company are included in costs of goods sold in the accompanying consolidated statements of operations.

k)       Loss per Share
         --------------

         The Company applies Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). Basic loss per share ("LPS") is computed using the weighted average number of common shares outstanding during the period. Diluted LPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of common stock issuable upon exercise of stock options and warrants using the treasury stock method. No adjustments to earnings were made for purposes of per share calculations. The Company has reported a net loss for the years ended December 31, 2003 and 2002. As a result, 4,800,000 and 5,485,000 shares of common stock, which may be issued upon exercise of stock options and warrants respectively, have been excluded from the calculation of diluted loss per share, for the year ended December 31, 2003, because their inclusion would be anti-dilutive. There were no options or warrants granted in 2002.

l)       Stock Based Compensation
         ------------------------

         On May 1, 2003 the Company adopted a Stock Option Plan which provides for the granting of incentive stock options and non qualified stock options for the benefit of employees, officers, consultants and directors and those persons who the Company believes may have made a valuable contribution to the Company. The total number of shares that may be issued under the plan amounts to 5,000,000. The exercise price per share must be at least equal to the fair market price at the time of grant. The Company granted 4,800,000 options during the year ended December 31, 2003.

         The Company applies the fair value method of SFAS No. 123, Accounting for Stock Based Compensation ( SFAS 123) in accounting for its stock option plan, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The fair value of all option granted has been charged to salaries, wages, and benefits in accordance with SFAS No. 123.

m)       Concentration of Credit Risk
         ----------------------------

         The Company obtains detailed credit evaluations of customers generally without requiring collateral, and establishes credit limits as required.
Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit risk losses and maintains an allowance for anticipated losses. For the years ended December 31, 2003 and 2002, the Company's three largest customers accounted for 42% and 51% of net revenues and 57% and 24% of net receivables, respectively. The loss of any of these customers may have a material adverse effect on the operations of the Company.

n)       Income Taxes
         ------------

         The Company has adopted Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (SFAS No. 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

o)       Translation of Foreign Currency
         -------------------------------

         The functional currency of the Company's U.K. subsidiary is the Great Britain Pound. The Company's financial statements are reported in United States Dollars (the "Dollar" ) and are translated in accordance with Statement of Financial Accounting Standards No. 52 Foreign Currency Translation (SFAS No.
52), which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing during the period. For purposes of SFAS No. 52, the Company considers the Dollar to be the reporting currency. The effects of unrealized exchange fluctuations on translating foreign currency assets and liabilities into Dollars are accumulated as a cumulative translation adjustment which is included as a separate component in stockholders' equity. Realized gains and losses from foreign currency transactions are included in the results of operation for the period.

p)       Recently Issued Accounting Standards
         ------------------------------------

         In January 2003, the Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As of the date of adoption of SFAS 143, the Company had no tangible long-lived assets. During the second quarter of 2003, the Company, through the reverse acquisition of Inyx
Pharma acquired property, plant and equipment, including the manufacturing facility for CFC-based inhalers. The Company evaluates the carrying value of property plant and equipment to determine whether there is any impairment. Our evaluations have indicated no such impairment to date. Management believes that as the Company increases its marketing and commercial activities in the United States and Latin America where the market for CFC-based respiratory inhalers still exists, the Company will be increasingly utilizing its production line for such products and any idle capacity will be eliminated.

         In January 2003, the Company adopted the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment to an exit plan is made. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated financial statements.


         In January 2003, the Company adopted the provisions of SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an Amendment of FASB Statement No. 123. SFAS No. 148 provides alternatives for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect in measuring compensation expense. The Company will continue to account for stock-based compensation using the intrinsic value method and it has adopted the disclosure requirements of SFAS No. 148.


         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 and is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements. The Company does not currently have derivative instruments or hedging activities. However, the Company is currently in the processes of setting up an arrangement with a financial institution to participate in currency forward contracts for the purpose of mitigating foreign exchange fluctuations.


         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 provides guidance with respect to the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability rather than, under previous guidance, as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

q)       Reclassifications
         -----------------

         Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

NOTE 3:  ACCOUNTS RECEIVABLE, NET
------   ------------------------

         Accounts receivable consists of the following as of December 31, 2003:




Trade  receivables                                                   $    3,586
Less: Allowance for doubtful accounts                                      (191)
                                                                     ----------

                                                                     $    3,395
                                                                     ==========

         There were no write offs druing 2003. (In 2003, wrtie offs approximated at $1,781,000)

NOTE 4:  INVENTORY, NET
------   --------------

         Inventory is comprised of the following as of December 31, 2003:


Finished goods                                                       $       15
Work in process                                                             266
Raw materials                                                             1,015
                                                                     ----------
                                                                          1,296
Less: Provision for obsolescence                                           (207)
                                                                     ----------

                                                                     $    1,089
                                                                     ==========


NOTE 5:  PREPAID EXPENSES AND OTHER CURRENT ASSETS
------   -----------------------------------------

         Prepaid expenses and other current assets consist of the following as of December 31, 2003

Prepaid vendor invoices                                              $      347
Prepaid consulting fees                                                     152
Sales tax receivable                                                        132
Prepaid insurance                                                           128
Prepaid rent                                                                 71
Prepaid refundable deposit for acquisition candidate                         71
Prepaid property tax                                                         55
Other prepaids                                                              133
                                                                     ----------
                                                                     $    1,089
                                                                     ==========


NOTE 6:  PROPERTY, PLANT AND EQUIPMENT, NET
------   -----------------------------------

         Property, plant and equipment consisted of the following at December 31, 2003

                                                                     $      546
Land
Buildings                                                                 1,059
Machinery, equipment and office furniture                                 3,524
Computer hardware & software                                                 19
                                                                     ----------
                                                                          5,148
Less: accumulated depreciation                                             (340)
                                                                     ----------
                                                                          4,808

Computer hardware & software under capital lease                            382
Less: accumulated amortization                                               (7)
                                                                     ----------
                                                                            375

                                                                     ----------
                                                                     $    5,183
                                                                     ==========

         For the year ended December 31, 2003 and 2002, depreciation of property, plant and equipment was approximately $340,000 and $1,257,000 respectively. Amortization for equipment under capital leases was approximately $7,000. There was no amortization of capital leases in 2002.

NOTE 7:  DEFERRED FINANCING COSTS, NET AND OTHER ASSETS
------   ----------------------------------------------

         Deferred financing costs, net and other assets are comprised of deposits on office space of $45,000 and deferred financing costs of $860,000 associated with the Company's revolving line of credit and term note from a financial institution. For the period ended December 31, 2003, the amortization of deferred financing costs approximated $40,000. There was no amortization of deferred financing costs in 2002.

NOTE 8:  BORROWINGS UNDER REVOLVING LINE OF CREDIT
------   -----------------------------------------

         The Company has a $3,500,000 revolving line of credit with a financial institution which is renewable in December, 2006. Advances under this facility of $3,133,000 at December 31, 2003 are collateralized by accounts receivables based on an agreed upon formula and all other assets of the Company. The Company has the option of paying interest on these borrowings in cash or by issuing common stock. Interest on these borrowings is payable monthly at a minimum of 7% interest rate on the outstanding balance or an agreed upon formula (prime plus 3%).

NOTE 9:  FAIR VALUES OF FINANCIAL INSTRUMENTS
------   ------------------------------------

         The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short lives to maturity. The fair value of debt also approximate fair market value as these amounts are due at rates which are compatible to market interest rates.

NOTE 10: LONG -TERM DEBT, NET OF CURRENT PORTION
-------  ---------------------------------------

         Long-term debt, net of current portion consists of the following at December 31, 2003:

7% convertible term note due to financial institution, Collateralized by accounts
receivable and other assets of the Company, (a)                                        $    4,500

Uncollateralized 6% convertible promissory note due to customer,  (b)                       4,013

Uncollateralized 18% demand notes due to stockholders, principle and interest due on
demand                                                                                        100

Capital lease obligations, due to financial institutions, collateralized by software and equipment, due in monthly installments of $14,000 including interest of 10%
throgh 27%, Net of interest of $105,000                                                       309
                                                                                       ----------
                                                                                            8,922

Less: Current portion                                                                       1,483
                                                                                       ----------

Debt, net of current portion                                                           $    7,439
                                                                                       ==========


(a) The principal is due in monthly installments of $140,625 starting in April of 2004 through November of 2006, while interest on unpaid balances is payable monthly. The Company has the option to issue common stock in lieu of debt service payments at the then-market price of the stock. In addition, at the option of the holder, the debt may be converted into common stock at a fixed conversion price of $1.00 per share. In April 2004, the Company received a thirty day waiver from the holder on the first principal payment due.

(b) Principal is due in Great Britain Pounds, on March 6, 2007, while interest is payable annually commencing on March 7, 2004. The holder has the option to convert this note and any accrued interest into 4 million shares of the Company's common stock at any time before March 6, 2007. Additionally, the holder has the first right of refusal, for a period of four years on any additional debt financing that may be required by the Company. In March of 2004, the Company received, from the holder, a waiver of the first annual interest payment amounting to approximately $240,000 in consideration of future product development services.

         As at December 31, 2003 the aggregate maturities of long term debt are as follows:

Year                                                                   Amount
----                                                                ------------
2004                                                                $      1,483
2005                                                                       1,787
2006                                                                       1,639
2007                                                                       4,013
                                                                    ------------

Total                                                               $      8,922
                                                                    ============


NOTE 11: COMMITMENTS AND CONTINGENCIES
-------  -----------------------------

         Leases:

         The Company has commitments under various long-term operating lease agreements for office and manufacturing space. For the years ended December 31, 2003 and 2002 total rent expense was $407,000 and $412,000, respectively. In addition to rent, the Company is responsible for operating costs, real estate taxes and insurance.

         As of December 31, 2003, future minimum annual rental commitments under operating leases are as follows:

Year                                                                   Amount
----                                                                ------------
2004                                                                $        827
2005                                                                         613
2006                                                                         469
2007                                                                         452
2008                                                                         320
Thereafter                                                                 1,903
                                                                    ------------

Total                                                               $      4,584
                                                                    ============


         Included above is approximately $1.6 million of a contractual obligation to pay rent over 10 years under a lease agreement for office space in Miami, Florida. The lease is held by Inyx Realty, Inc. a wholly owned subsidiary of the Company. Subsequent to December 31, 2003, Inyx Realty, which was established solely to make the lease payments under this agreement, is in the process of being transferred to an entity controlled by a stockholder.

         Legal Matters:
         --------------

         The Company and its subsidiaries are subject to claims and lawsuits arising in the ordinary course of business. Management, in consultation with its legal advisors, believes that the outcomes of such legal matters are remote and unlikely to have a material adverse effect on the Company's financial position or operating results.

NOTE 12: SUBSEQUENT EVENTS
-------  -----------------

         On February 27, 2004, the Company's financial institution increased the Company's revolving line of credit by $2.0 million As consideration for the increase to this facility, the Company issued a five-year Common Stock Purchase Warrant to the financial institution to purchase 330,000 shares of common stock at exercise prices ranging from $1.25 to $1.75. As further consideration for this increase, the Company amended the fixed conversion price of this credit facility from $1.47 to $1.00 per share.

         On March 30, 2004, the Company's financial institution increased the revolving line of credit by an additional $1 million. As consideration for the increase to this facility, the Company issued a five-year Common Stock Purchase Warrant to the financial institution to purchase 165,000 shares of common stock at exercise prices ranging from $1.25 to $1.75.

         Subsequent to December 31, 2003, pursuant to our Company's 2003 Stock Option Plan, there were 325,000 stock options exercised. 64,500 shares were issued with the balance of 260,500 shares exercised but not issued.



NOTE 13: STOCKHOLDERS' EQUITY
-------  --------------------

         On April 17, 2003, the Company issued 2,450,000 shares of restricted common stock to certain entities as finders' fees for their role in facilitating the transaction with Inyx Pharma.

         On April 21, 2003, the Company issued 1,500,000 shares of restricted common stock to a consultant/stockholder as consideration for business advisory and financial consulting services. In addition the Company entered into a two year consulting/agreement with this consultant and stockholder.

         On April 28, 2003, the Company issued 16,000,000 shares of restricted common stock for 100% of the issued and outstanding shares of Inyx Pharma in a transaction accounted for as a reverse acquisition. This issuance has been given accounting recognition on January 1, 2001 in accordance with provisions of reverse accounting acquisition. The Company has recorded an administrative settlement adjustment for all activities conducted by the Administrator for the period from January 1, 2003 to April 28, 2003. This adjustment also allows for the continuity of the stock holders equity account from 2002 through 2003. The total of these adjustments amounts to $26 million.

         On August 22, 2003, the Company completed a private placement financing under which the Company sold 500,000 shares of its common stock at a price of $1.00 per share, and the investors also received a common stock purchase warrant, with an exercise price of $1.50 per share, along with each common share purchased. Neither the common shares nor the warrants are registered for trading at this time. The offering included the conversion of $100,000 due to a stockholder.. The remaining proceeds of the offering were used to increase the company's working capital. The investors in this private placement included the Company's Chairman and an outside Director.

         On October 30, 2003, the Company closed the private placement of $3,000,000 in common stock. The common stock private placement has resulted in the issuance of 3,000,000 shares to a group of institutions and other accredited investor. In addition to the common shares, the purchasers received a five-year Stock Purchase Warrant to buy one share of common stock for each two shares acquired in the placement, at a price of $1.00 per share for half of such warrants and $1.35 for the remaining half. The Company can call these warrants for redemption if the Company' stock price has closed above 200% of the strike price for 20 consecutive days.

         On November 17, 2003, pursuant to an exercise of 75,000 options the Company issued 75,000 shares of common stock for net proceeds of $90,000.

NOTE 14: ACCUMULATED COMPREHENSIVE LOSS
-------  ------------------------------

         Accumulated comprehensive loss from foreign currency translation adjustments for the year ended December 31, 2003 and 2002 amounted to $295,000 and $1,503,000, respectively. Foreign currency translation adjustments are not adjusted for income taxes as they relate to an indefinite investment in a foreign subsidiary.


NOTE 15: STOCK OPTION PLAN
-------  -----------------

         During 2003, the Company's Board of Directors adopted the 2003 Stock Option Plan, which provides for the granting of incentive stock options and non qualified stock options for the benefit of employees, officers, directors and those persons who the Company believes may have made a valuable contribution to the Company. The total number of shares that may be issued under the plan is 5,000,000. The exercise price per share must be at least equal to the fair market price at the time of grant. The term of each option is 10 years from the date of grant.

         The weighted average fair value, at the date of grant of the individual options granted during 2003 is estimated at $1.12. The fair value of these options was determined using the Black-Scholes option-pricing model, with the following assumptions:


Dividend yield                                                              None
Volatility                                                               66.40 %
Risk-free interest rate                                                   3.14 %
Expected life                                                            4 Years


         Total net compensation expense relating to options granted to employees, officers, directors, and other persons amounted to $1,513,000 in 2003. This amount is included in general and administrative expenses in the consolidated statement of operations, as the Company expects that it will continue to issue stock options to such persons. In addition, the Company has expensed $2.4 million in warrants. This amount was charged to other costs and expenses as the Company does not expect to grant such issuances on a recurring basis.

         A summary of 2003 stock option transactions under the plan is shown below:

                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                                          Shares         Price
                                                        ------------------------
Outstanding at beginning of year                              --            --
Granted                                                      6,185          1.12
Exercised                                                      (75)         1.20
Forfeited                                                     (310)         1.10
Canceled                                                    (1,000)         1.10
                                                        ------------------------
Outstanding at the end of the year                           4,800          1.12
                                                        ========================

Exercisable at end of year                                   3,212    $     1.12
                                                        ========================



The following table summarizes information concerning outstanding and exercisable options at December 31, 2003:


                                      Options outstanding                        Options exercisable

                                         Weighted Average     Weighted                           Weighted
                                            Remaining          Average                           Average
     Range of              Shares          Contractual        Exercise           Shares          Exercise
  Exercise Price        Outstanding        Life (years)         Price         Exercisable         Price
-------------------------------------------------------------------------------------------------------------
   $1.10 -$1.75            4,800                9               $1.12            3,212            $1.12
=============================================================================================================


NOTE 16: WARRANTS
-------  --------

         During the year ended December 31, 2003, the Company granted 5,485,000 warrants to purchase a maximum of 5,485,000 whole shares of common stock. Of the warrants granted, 2,000,000 warrants were issued pursuant to issuance of equity, 2,010,000 warrants were issued pursuant to issuance of debt with the balance of 1,475,000 warrants issued pursuant to consulting and investment banking fees. These warrants allow the holders to buy the Company's common stock at prices ranging from $1.00 to $3.10 per share and expire at various dates between July 1, 2006 and December 30, 2008.

NOTE 17: OTHER EXPENSES
-------  --------------
         Other expenses consisted of the following at December 31, 2003:

                                                                                     2003         2002
                                                                                  -----------------------
Lease deposit (a)                                                                 $      100   $     --
Investor relations marketing expenses                                                    430         --
Interest expense on debt                                                                 491        1,680
Reversal of goodwill - Excess of purchase  price over carrying  value of assets
           acquired (b)                                                                  707         --
Reversal of goodwill - Acquisition costs (b)                                           3,186         --
Warrants issued for services                                                           2,411         --
Shares issued for consulting fees                                                        799         --
Consulting fees                                                                          233         --
Fees paid to related party (d)                                                           753         --
Reorganization and Administration costs (c)                                             --         25,049
                                                                                  -----------------------
                                                                                  $    9,110   $   26,729
                                                                                  =======================

         (a) In 2003 Inyx, Realty a wholly owned subsidiary of Inyx, Inc. entered into a lease agreement for an office space in Miami, Florida. Subsequent to the year end, Inyx Realty is in the process of being transferred to an entity controlled by a stockholder thus terminating the Company's obligations under this lease.

         (b) Summary of components of goodwill reversed during 2003 are as follows:

Reversal of goodwill-excess of purchase price over  assets acquired in
  conjunction with acquisition of Miza UK                                        $      707

Reversal of goodwill - acquisition costs (included $1,884,000 paid in cash to outside consultants for accounting, legal and appraisal fees and
  $1,302,000 issued in stock for finders' fees )                                      3,186

Reversal of  additional paid-in capital arising from shares issued pursuant to
   acquisition of Inyx Pharma                                                         6,407

                                                                                 ----------
                                                                                 $   10,300
                                                                                 ==========

         (c) Miza UK, the predecessor company, incurred non-recurring charges related to the Administration process and subsequent sale of its business assets (excluding Biopharma) to Inyx Pharma. These reorganization items amounted to approximately $25 million and are comprised of items of income, expenses and losses that were realized or incurred by the Company, during the year as a result of being placed under the supervision of a court -appointed Administrator in accordance with the U.K. Insolvency Act 1986. The following summarizes the reorganization charges recorded by the Company during the year ended December 31, 2002;


                  Administrator and related fees                           $ 452
                  Impairment of property, plant and equipment              9,505
                  Impairment of intangible assets                          7,031
                  Advances to affiliated entities                          8,061
                                                                    ------------
                                                                    $     25,049
                                                                    ============

                  The Administrator and related fees of $452,000 were one-time costs and fees incurred during the Administration process. Such costs and fees were incurred by Begbies Traynor, the court-appointed administrator during the period of September 4, 2002 through March 6, 2003.

                  The impairment to the property, plant and equipment assets of approximately $9.5 million relates to the write-down of the book value of such assets when Inyx Pharma purchased the business assets of Miza UK (excluding the Biopharma division).

                  The impairment to the intangible assets of approximately $7 million relates to the write-down of the book value of the goodwill and other intangible assets of Miza UK, which, once it went into Administration, were not sufficient to recover such carrying amounts.

         (d)      This  amount  represents  a  fee  paid  by  the  Company  to a partnership controlled by holding companies owned by the Company's Chairman and his family members for services rendered to the Company by the Chairman.

NOTE 18: INCOME TAXES
-------  ------------

         The tax effects of temporary differences that give rise to significant portion of the deferred tax benefit as of December 31, 2003 and 2002 are presented below:

                                                          2003          2002
                                                       ========================
Deferred tax benefit:
    U.S. Federal Deferred                              $    3,269          --
    Foreign                                                 1,294    $    9,300
                                                       ------------------------
                                                            4,563         9,300
Less: valuation allowance                                  (3,269)       (8,948)
                                                       ------------------------
Benefit for income taxes                               $    1,294    $      352
                                                       ========================

         The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets as of December 31, 2003 and 2002 were as follows:

                                                          2003          2002
                                                       ------------------------
Deductible temporary differences
   U.S. Federal Deferred Operating loss                $    3,269    $     --
   Foreign Deferred Operating loss                          1,094          --
   Foreign deferred accruals and allowances                   200         9,300
                                                       ------------------------
                                                            4,563         9,300
Less: valuation allowance                                  (3,269)       (8,948)
                                                       ------------------------
Total tax assets                                       $    1,294    $      352
                                                       ========================


         At December 31, 2003, the Company has approximately $9 million of U.S. and Canadian operating loss carry forwards expiring from 2004 through 2019; and approximately $4.3 million of foreign loss carry forwards expiring from 2004 through 2006. The Company has not made any provisions for United States federal or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries because it is expected that such earnings will be permanently reinvested in these foreign operations. It is not practical to estimate the amount of taxes that might be payable on the eventual remittance of these earnings.

NOTE 19: DISCONTINUED OPERATIONS
-------  -----------------------

         Effective March 6, 2003, the Company sold assets relating to the operations of Doblique, Inc., to a third party for cash and has discontinued the business of breeding and racing thoroughbred race horses. Accordingly, the results of operations and changes in cash flow of the discontinued business have been disclosed separately from those of the continuing operations.

NOTE 20: SUPPLEMENTAL CASH FLOW INFORMATION
-------  ----------------------------------

                                                                         2003         2002
                                                                      -----------------------
Supplemental Disclosure of Cash Flow Information:

      Cash paid during the period for interest                        $      216   $     --
                                                                      =======================
Supplemental Disclosure of Non-Cash Financing Activities:
                                                                      =======================
      Conversion of shareholder debt into 100,000 shares of stock            100         --
                                                                      =======================
      Shares issued for services                                             799         --
                                                                      =======================
      Shares issued for finders fees                                                    1,302
                                                                      =======================
      Warrants issued for services                                         2,411         --
                                                                      =======================
Supplemental Disclosure of Non-Cash Investing Activities:
      Reclassification of debt to liabilities subject to compromise         --         14,201
                                                                      =======================
      Capital leases                                                         309         --
                                                                      =======================


NOTE 21: BUSINESS COMBINATIONS
-------  ---------------------

         On March 7, 2003, Inyx Pharma, the Company's wholly owned subsidiary, acquired the business assets of Miza UK from a court appointed Administrator in the United Kingdom. In connection with this acquisition, Inyx Pharma issued approximately $7.1 million in debt to effect the transaction and incurred approximately $1.2 million in acquisition costs. At that time, management concluded that the net assets of Miza UK were purchased from unrelated parties and thus recognized goodwill as set forth below:

Purchase price of Miza UK business assets by Inyx Pharma             $    8,333
Less:
Property, plant and equipment acquired                                   (5,136)
Inventory acquired                                                       (1,319)
                                                                     ----------
Goodwill                                                             $    1,878
                                                                     ==========


         On April 28, 2003, the Company acquired all of the outstanding common shares of Inyx Pharma by issuing 16 million of the Company's shares for all the outstanding and issued shares of Inyx Pharma. As a result of the transaction, the stockholders of Inyx Pharma received 64% of the voting interest of the combined company. At that time, management viewed the sale of the Company's assets, consisting of racehorses as a normal operating decision which did not terminate Doblique's business activities thus converting Doblique to a non-operating public shell.

         This transaction was viewed as a purchase and therefore the Company recognized goodwill as follows:

Purchase price                                                       $   10,505
Less:
Net assets acquired from Inyx Pharma                                     (2,083)
                                                                     ----------
Goodwill                                                             $    8,422
                                                                     ==========


         The aggregate goodwill, on both transactions, of approximately $10,300,000 consists of the purchase price over net assets acquired of $7,100,000 and acquisition costs of approximately $3,200,000. After further review of the facts and circumstances surrounding these transactions, management viewed that the net assets of Miza UK were controlled by parties affiliated to the Company, and that the sale of Doblique's operating assets did terminate its business activities, rendering it a non-operating public shell. As a consequence, the Company has reversed all of the goodwill recognized above to other expenses and to additional paid-in capital. Therefore both of these transactions are accounted for as capital transactions recorded at the carrying value of the underlying net assets acquired with no recognition of goodwill. This adjustment is considered a significant fourth quarter adjustment based apon management's desire to account conservatively for this transaction. See Note 17(b)

NOTE 22: RELATED PARTY TRANSACTIONS
-------  --------------------------

         An affiliated Partnership controlled by the Chairman and his immediate family provided the Chairman's services to the Company in 2003. Total payments to this affiliate amounted to $980,000. Of this amount, a one-time charge of $753,000 is included in other expenses, and the balance of $227,000 was charged to general and administrative expenses in the consolidated statement of operations.

         During the year the Chairman and his spouse provided working capital advances to the Company. At December 31, 2003, all such advances have been repaid.

         During the year the Company paid rent to an affiliate for a furnished office space amounting to $66,000. This amount is included in general and administrative expenses.

                    PRO FORMA FINANCIAL STATEMENT INFORMATION
                    -----------------------------------------

         The following condensed pro forma consolidated statements of operations are based on the assumption that the acquisition of Inyx Pharma Limited took place as of January 1, 2003, and includes the operations of Miza Pharmaceuticals
(UK) Limited ("Miza UK"), the predecessor to Inyx Pharma Limited, for the period January 1, 2003 to March 6, 2003, and Inyx Pharma Limited for the period March 7, 2003 to December 31, 2003. On March 7, 2003, Inyx Pharma Limited acquired the majority of the operating assets of Miza UK from a court appointed Administrator and continued the operations of Miza UK in unbroken succession. The acquisition did not include the operations of Miza's Biopharma division which have been eliminated for the purposes of these pro forma statements.

         For the year ended December 31, 2002, the operations of Miza UK, as predecessor company to Inyx Pharma Limited, are presented for comparative analysis after the elimination of Miza's Biopharma division.

         For the year ended December 31, 2003 and 2002, operations relating to the business of Doblique, Inc., now Inyx, Inc., have been eliminated from these pro forma statements as if the divestiture of Doblique's assets and liabilities and the discontinuance of its related operations occurred on January 1, 2003 and January 1, 2002, respectively.


              Unaudited Pro Forma Combining Statement of Operations
                      For the Year Ended December 31, 2002
                    (Expressed in thousands of U.S. dollars)



                                          Inyx, Inc.         Miza
                                          12 Months       12 Months                        Pro            Pro
                                             Ended          Ended                         Forma          Forma        Adjusted
                                          December 31,   December 31,    Combined          Adj            Adj         Combined
                                              2002           2002          Total           (1)            (2)           Total
                                          -----------    -----------    -----------    -----------    -----------    -----------
Net revenues                              $        54    $    24,644    $    24,698         (3,460)           (54)   $    21,184
Cost of goods sold                                            20,772         20,772         (3,450)                       17,322
                                          -----------    -----------    -----------                                  -----------
 Gross profit                                      54          3,872          3,926                                        3,862

Expenses:
  Livestock & jockey expenses                      96           --               96                           (96)          --
  General and administrative                       32          6,850          6,882           (394)           (32)         6,456
  Selling expenses                                               376            376            (13)                          363
  Depreciation and amortization                    22          1,257          1,279         (1,083)           (22)           174
                                          -----------    -----------    -----------                                  -----------
                                                  150          8,483          8,633                                        6,993
                                          -----------    -----------    -----------                                  -----------
(Loss) from operations before
  other expenses                                  (96)        (4,611)        (4,707)                                      (3,131)
                                          -----------    -----------    -----------                                  -----------

Other expenses:
  Reorganization & administration costs          --           25,049         25,049                                       25,049
  Loss on sale of livestock                        17           --               17                           (17)          --
  Interest expense                               --            1,680          1,680         (1,217)                          463
                                          -----------    -----------    -----------                                  -----------
                                                   17         26,729         26,746                                       25,512
                                          -----------    -----------    -----------                                  -----------

(Loss) before tax benefit                        (113)       (31,340)       (31,453)         2,697            113        (28,643)

Income tax benefit                               --              352            352           (352)                         --
                                          -----------    -----------    -----------                                  -----------

Net (loss)                                $      (113)   $   (30,988)   $   (31,101)                                 $   (28,643)
                                          ===========    ===========    ===========                                  ===========


(1) Interest and depreciation expense are adjusted to reflect the charges related to pro forma debt and net fixed assets as of the closing of the asset acquisition. The activity relating to Biopharma division which was not included in the acquisition is eliminated

(3) This is the adjustment to remove the results of operations relating to the business of owning and racing horses. The horses previously owned by the Company were sold for cash on March 6, 2003.


                        INYX, INC. (f/k/a Doblique, Inc.)
             Unaudited Pro Forma Combining Statements of Operations
                      For the year ended December 31, 2003
                    (Expressed in thousands of U.S. dollars)


                                                                               Combined      Pro Forma      Adjusted
                                                Inyx, Inc.      Miza (1)         total        Adj. (2)        total
                                               -----------    -----------    -----------    -----------    -----------
Net Revenues                                   $    13,099    $     2,730    $    15,829    $      (334)   $    15,495
Cost of goods sold                                  10,634          2,269         12,903           (393)        12,510
                                               -----------    -----------    -----------                   -----------
  Gross profit                                       2,465            461          2,926                         2,985

Expenses:
  General and administrative expenses                6,477            568          7,045            (33)         7,012
  Selling expenses                                     260             51            311                           311
  Depreciation and amortization                        387            228            615            262            877
                                               -----------    -----------    -----------                   -----------
     Total operating expenses                        7,124            847          7,971                         8,200
                                               -----------    -----------    -----------                   -----------

(Loss) from operations before other expenses        (4,659)          (386)        (5,045)                       (5,215)

Other expense:
  Administration expense                              --               55             55                            55
  Other expenses                                     9,110            176          9,286            253          9,539
                                               -----------    -----------    -----------                   -----------
                                                   (13,769)          (617)       (14,386)                      (14,809)

Income tax benefit                                   1,294           --            1,294                         1,294
                                               -----------    -----------    -----------                   -----------
Loss from continuing operations                    (12,475)          (617)       (13,092)                      (13,515)

Loss from discontinuing operations
                                                       (25)          --              (25)                          (25)
                                               -----------    -----------    -----------                   -----------
Net (loss)                                     $   (12,500)   $      (617)   $   (131172)                  $   (13,490)
                                               ===========    ===========    ===========                   ===========


(1) Results of Inyx pharma for period from March 7, 2003 the date of acquisition, to June 30, 2003