Form 10QSB
period 2004-03-31
INYX INC
filed 2004-05-20
CIK 1114241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to ____________

                        Commission file number 333-83152


                                   Inyx, Inc.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                           75-2870720
(State or other jurisdiction of                 (IRSEmployer Identification No.)
 incorporation or organization)

                825 Third Avenue, 40th Floor, New York, New York
                    (Address of principal executive offices)

                                 (212) 838-1111
                          (Issuer's telephone number)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of May 19, 2004: 28,790,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

Include whether Registrant is an accelerated filer:    Yes [ ] No [X]

                         PART I-- FINANCIAL INFORMATION
                          Item 1. Financial Statements

                                   INYX, INC.
                 Consolidated Balance Sheet as of March 31, 2004
                                   (Unaudited)
                    (Expressed in thousands of U.S. dollars)



                                     Assets

Current assets:
      Cash                                                          $       753
      Accounts receivable, net                                            3,290
      Inventory, net                                                        915
      Prepaid expenses and other current assets                           2,397
                                                                    -----------
           Total current assets                                           7,355
                                                                    -----------

Property, plant and equipment, net                                        5,089
Deferred financing costs, net and other assets                            1,282
Deferred tax asset                                                        1,687
                                                                    -----------

           Total assets                                             $    15,413
                                                                    ===========

                      Liabilities and Stockholders' Deficit

Current liabilities:
      Borrowings under revolving line of credit                     $     6,339
      Accounts payable                                                    1,724
      Accrued expenses and other current liabilities                      1,394
      Current portion of long-term debt                                   1,483
                                                                    -----------
           Total current liabilities                                     10,940
                                                                    -----------
Long term debt, net of current portion                                    7,405
                                                                    -----------
           Total liabilities                                             18,345
                                                                    -----------
Stockholders' deficit:
      Preferred stock - $0.001 par value, 10,000,000 shares
      authorized -0- shares issued and outstanding                         --
      Common stock - $0.001 par value, 150,000,000 shares
      authorized, 28,790,000 shares issued
      and outstanding                                                        29
      Additional paid-in capital                                         12,309
      Accumulated deficit                                               (14,617)
      Subscriptions receivable                                             (393)
      Accumulated other comprehensive loss -
         foreign currency translation adjustment                           (260)
                                                                    -----------
           Total stockholders' deficit                                   (2,932)
                                                                    -----------

           Total liabilities and stockholders' deficit              $    15,413
                                                                    ===========






The accompanying notes are an integral part of these consolidated financial statements

                                   INYX, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
       (Expressed in thousands of U.S. dollars, except per share amounts)


                                                   Three Months Ended March 31,
                                                       2004            2003
                                                   ----------------------------

Net revenues                                       $      4,526    $      2,730
Cost of sales                                             3,911           2,269
Rsearch and development                                     287            --
                                                   ----------------------------
           Gross profit                                     328             461

Expenses:
      General and administrative expenses                 2,104             568
      Selling expenses                                       84              51
      Depreciation and amortization                         234             228
                                                   ----------------------------

                 Total operating expenses                 2,422             847
                                                   ----------------------------

Loss from operations before
      other expenses                                     (2,094)           (386)
                                                   ----------------------------

Other expenses:
      Interest expense                                      220             176
      Reorganization and administration costs              --                55
                                                   ----------------------------
                                                            220             231

Loss before income tax                                   (2,314)           (617)
                                                   ----------------------------

Income tax benefit                                          393            --
                                                   ----------------------------


Net loss                                           $     (1,921)   $       (617)
                                                   ============================

Loss per share of common stock
      outstanding-basic and fully diluted          $      (0.07)   $      (0.04)
                                                   ============================

Weighted-average number of shares
  outstanding - basic and fully diluted              28,747,582      16,000,000
                                                   ============================







The accompanying notes are an integral part of these consolidated financial statements


                                   INYX, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                    (Expressed in thousands of U.S. dollars)



                                                                            Three Months Ended March 31,
                                                                                2004            2003
                                                                            ----------------------------
Cash flows from operating activities:
      Net loss for the period                                               $     (1,921)   $       (617)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation                                                               152             228
          Amortization of financing costs                                             82
          Deferred tax asset                                                        (393)           --
          Reserve for inventory obsolescence                                         386            --
          Provision for bad debt                                                      59            --
          Stock option compensation                                                   66            --
          Warrants issued for financing  fees                                        369
          Issuance of shares for exercise of stock options                           290            --
          Subscription receivable                                                   (293)           --
      Changes in assets and liabilities
          (Increase) decrease in accounts receivables                                 99            (223)
          (Increase) decrease in inventory                                          (212)           (121)
          (Increase) decrease in prepaid and other current assets                 (1,344)            267
          Increase (decrease) in accounts payable and accrued liabilities            135             741
          Increase (decrease) in deferred revenue                                   (191)           --
          Increase (decrease) in working line of credit                             --              (522)
          Increase (decrease) in liabilities subject to compromise                  --               208
          Increase in deferred financing costs                                      (476)           --
                                                                            ----------------------------

                  Net cash used in operating activities                           (3,192)            (39)
                                                                            ----------------------------

Cash flows from investing activities:
      Purchase of fixed assets                                                       (58)            (28)
                                                                            ----------------------------

                  Net cash  used in investing activities                             (58)            (28)
                                                                            ----------------------------

Cash flows from financing activities:
      Borrowings under revolving line of credit                                    3,206            --
      Proceeds from issuance of long term debt                                      --               104
      Repayment of capital lease obligation                                          (34)           --
                                                                            ----------------------------

                  Net cash provided by financing activities                        3,172             104
                                                                            ----------------------------

Effect of foreign exchange rate changes
      on cash and cash equivalents                                                    35             (37)

Decreases in cash                                                                    (43)           --

Cash at beginning of period                                                          796            --
                                                                            ----------------------------

Cash at end of period                                                       $        753    $       --
                                                                            ============================



The accompanying notes are an integral part of these consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Dollar amounts in tables are expressed in thousands)

NOTE 1:  BUSINESS DESCRIPTION AND PRESENTATION
------   -------------------------------------

         Inyx, Inc. ("Inyx" or the "Company") through its wholly-owned subsidiaries, Inyx Pharma Limited and Inyx Canada Inc., is a specialty pharmaceutical company which focuses on the development and manufacturing of prescription and over-the-counter ("OTC") aerosol pharmaceutical products and drug delivery technologies for the treatment of respiratory, allergy, dermatological and topical conditions. Inyx's client base primarily consists of large ethical pharmaceutical corporations, branded generic pharmaceutical distributors, and biotechnology companies.

         Inyx was incorporated on March 28, 2000, in the State of Nevada, under the name Doblique, Inc. ("Doblique"). As Doblique, the Company was engaged in the business of breeding and racing thoroughbred horses at various major horse racing venues throughout the United States. On March 6, 2003, management decided to discontinue the Company's thoroughbred horse operation by selling the assets of that operation to a third party. Concurrent with the discontinuance of its horse racing operations, Doblique concluded a reverse acquisition of Inyx Pharma Limited ("Inyx Pharma"), an aerosol pharmaceutical manufacturing company incorporated under the laws of England and Wales, and changed its name to Inyx, Inc. ("Inyx").

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

         On March 7, 2003, Inyx Pharma acquired the majority of the pharmaceutical business assets of Miza Pharmaceuticals (UK) Ltd. ("Miza UK") out of Administration, a United Kingdom form of Chapter 11 bankruptcy protection and reorganization. As a result of the reverse acquisition method of accounting, the consolidated financial statements for the three months ended March 31, 2003 presented herein as the comparative historical financial statements of Inyx, reflect the financial position and results of operations of Miza UK, the predecessor company to Inyx Pharma.

         As the Biopharma Division was part of Miza UK but not acquired by Inyx Pharma on March 7, 2003, its results of operation are included in actual results for the period but excluded for comparative purposes in the pro forma financial results. The results of operations have been presented in this manner to show the Miza UK operation with and without the Biopharma Division in order to compare its results of operations, as the predecessor company, to Inyx.

         Additionally, for the comparative three months ended March 31, 2003, operations relating to the business of the former Doblique, Inc., now Inyx, Inc., have been eliminated from the pro forma statements as if the divestiture of assets and liabilities and the discontinuance of the thoroughbred operation occurred on January 1, 2003.

         Inyx manages its operations and business as one operating segment.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------   ------------------------------------------

a)       Unaudited Consolidated Interim Financial Statements

         The accompanying consolidated financial statements include the accounts of Inyx and its wholly owned subsidiaries: Inyx Pharma Limited, an operating company formed under the laws of England and Wales; Inyx Canada, Inc., a federally incorporated Canadian corporation; and Inyx Realty, Inc., a Florida corporation. All inter-company accounts and transactions have been eliminated in consolidation.

         The accompanying consolidated financial statements for the three months ended March 31, 2004 and 2003 are unaudited.

         In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three months ended March 31, 2004 are not necessarily indicative of operating results to be expected for a full year.

b)       Use of Estimates

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

c)       Accounts Receivable

         Accounts receivable are stated at net realizable value, net of an allowance for doubtful accounts. Periodically, management reviews all accounts receivable and based on an assessment of whether they are collectible, estimates the portion, if any, of the balance that will not be collected in order to establish an allowance for doubtful accounts. Such allowance was based on the specific identification of accounts deemed uncollectible as of March 31, 2004. The provision for the allowance for doubtful accounts is included in General and Administrative expenses, in the accompanying consolidated statement of operations.

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

         Expenditures that extend the useful life of the respective assets are capitalized and depreciated over the lives of the respective assets. Maintenance, repairs and other expenses that do not extend their useful life are expensed as incurred.

f)       Business Combinations

         The Company accounts for business combinations in accordance with FASB 141 Business Combinations. Business combinations that qualify as reverse acquisitions with public shells are accounted for as capital transactions without the recognition of goodwill, whereas business combinations that do not meet the latter criteria are accounted for under the purchase method, and where any excess of the purchase price over the estimated fair value of net assets acquired is recorded as goodwill. FASB 141 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually by comparing carrying value to the respective fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). This pronouncement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment by assessing the recoverability of the carrying value. As of January 1, 2003, the Company adopted the provisions of SFAS 141 and SFAS 142.

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

i)       Financial Instruments

         Financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, borrowings under the revolving line of credit and loans payable. Non-derivative financial instruments include letters of credit, commitments to extend credit and guarantees of debt. There were no derivative financial instruments at March 31, 2004. The carrying values of these financial instruments approximate their fair market value as of March 31, 2004.

j)       Revenue Recognition

         The Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) product delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Revenues are recognized FOB shipping point, when products are shipped, which is when legal title and risk of loss is transferred to the Company's customers, and is recorded at the net invoiced value of goods supplied to customers after deduction of sales discounts and sales and value added tax, where applicable. In situations where the Company receives payment in advance of the performance of research and development services, such amounts are deferred and recognized as revenue as the related services are performed. For the three months ended March 31, 2004, deferred revenues amounting to $160,000 are included in Accrued Expenses and Other Liabilities.

         Non-refundable fees are recognized as revenue over the term of the arrangement, based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue. Product returns are not accepted.

         Shipping costs are paid by the Company's customers. Any shipping and handling costs incurred by the company are included in costs of goods sold in the accompanying consolidated statements of operations.

k)       Loss per Share

         The Company follows the guidelines of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128) in calculating its loss per share. Basic loss per share ("LPS") is computed using the weighted average number of common shares outstanding during the period. Diluted LPS is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of common stock that is issuable upon the exercise of stock options and warrants using the treasury stock method. No adjustments to earnings were made for purposes of per share calculations. The Company has reported a net loss for the three months ended March 31, 2004. As a result, 4,475,000 and 5,980,000 shares of common stock, which may be issued upon exercise of stock options and warrants respectively, have been excluded from the calculation of diluted loss per share, for the three months ended March 31, 2004, because their inclusion would be anti-dilutive. There were no options or warrants granted in the comparative period in 2003.

l)       Stock Based Compensation

         On May 1, 2003, the Company adopted a Stock Option Plan that provides for the granting of incentive stock options and non qualified stock options for the benefit of employees, officers, consultants, directors and persons who the Company believes may have made a valuable contribution to the Company. The total number of shares that may be issued under the plan amounts to 5,000,000. The exercise price per share must be at least equal to the fair market price at the time of grant. There were no stock option grants during the three months ended March 31, 2004. With the exercise of 325,000 stock options during the period, as of March 31, 2004, there were 4,475,000 stock options outstanding at a weighted average exercise price of $1.12 per share. As of March 31, 2004, the number of exercisable options is 2,887,000.

         The Company applies the fair value method of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ( SFAS No.
123) in accounting for its stock option plan. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The fair value of all options granted has been charged to salaries, wages, and benefits in accordance with SFAS No. 123 .

m)       Concentration of Credit Risk

         The Company obtains detailed credit evaluations of customers generally without requiring collateral, and establishes credit limits as required.
Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit risk losses and maintains an allowance for anticipated losses. For the three months ended March 31, 2004 and 2003, the Company's three largest customers accounted for 55% and 59% of net revenues and 46% and 42% of net receivables, respectively. The loss of any of these customers may have a material adverse effect on the operations of the Company.

n)       Income Taxes

         The Company has adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

o)       Translation of Foreign Currency

         The functional currency of the Company's United Kingdom subsidiary is the Great Britain Pound. The Company's financial statements are reported in United States Dollars (the "Dollar" ) and are translated in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (SFAS No. 52), which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing during the period. For purposes of SFAS No. 52, the Company considers the Dollar to be the reporting currency. The effects of unrealized exchange fluctuations on translating foreign currency assets and liabilities into Dollars are accumulated as a cumulative translation adjustment which is included as a separate component in stockholders' deficit. Realized gains and losses from foreign currency transactions are included in the results of operation for the period.



NOTE 3:  ACCOUNTS RECEIVABLE, NET
------   ------------------------

         Accounts receivable consists of the following:

                                                                      March 31,
                                                                        2004
                                                                      ---------
            Trade receivables                                         $   3,540
            Less allowance for doubtful accounts                           (250)
                                                                      ---------
                                                                      $   3,290
                                                                      =========

         There were no write-offs during the three months ended March 31, 2004.



NOTE 4:  INVENTORY, NET
------   --------------

         Inventory is comprised of the following:

                                                                      March 31,
                                                                        2004
                                                                      ---------
                                                                      $      33
         Finished goods
         Work in process                                                    251
         Raw materials                                                    1,224
                                                                      ---------
                                                                          1,508
         Less provision for obsolescence                                   (593)
                                                                      ---------
                                                                      $     915
                                                                      =========

NOTE 5:  PREPAID EXPENSES AND OTHER CURRENT ASSETS
------   -----------------------------------------

         Prepaid expenses and other current assets consist of the following:

                                                                       March 31,
                                                                         2004
                                                                       ---------
         Prepaid refundable deposit for equipment                      $   1,105
         Prepaid refundable deposit for business development                 399
         Prepaid vendor invoices                                             300
         Deferred Development costs                                          200
         Prepaid refundable deposit for acquisition candidate                170
         Deferred legal and consulting fees                                   68
         Prepaid insurance                                                    35
         Sales tax receivable, net                                            18
         Other prepaid expenses                                              102
                                                                       ---------
                                                                       $   2,397
                                                                       =========


         (a) The Company's subsidiaries will be providing manufacturing technology transition consulting services to a western hemisphere developing nation. Consulting services to be provided include the installation of manufacturing facilities, equipment, and systems to manufacture CFC-free or hydrofluoroalkane ("HFA") aerosol based respiratory inhalers for the treatment of asthma and chronic obstructive respiratory disease conditions. As the parent company is a U.S. corporation and because certain involved members of the Company's management team are U.S. residents, to perform on the contract, the Company's subsidiaries require United States government business authorizations and export permits to do business in that developing nation. Due to political events or changes to U.S. government laws, the U.S. government may not continue to provide the Company's subsidiaries with the necessary permits and authorizations they require to provide consulting services in that developing country. The failure to receive or sustain such authorizations or permits may have a material adverse affect on any costs, expenses, or prepaid fees and deposits that the Company and its subsidiaries may have incurred or will incur in relation to this consulting contract, or the subsidiaries' abilities to continue to provide their services to that developing country. Additionally, although the Company's subsidiaries will be paid directly by the United Nations Development Programme (UNDP) through a series of progress payments, they are subject to risks of doing business in a developing country, including dealing with import or export licensing requirements; difficulties in enforcing aspects of the Company's subsidiaries' contracts with the UNDP and that country; difficulties in protecting intellectual property; unexpected changes in regulatory requirements; legal uncertainty regarding liability, tax, tariffs and other trade barriers; foreign exchange controls and other currency risks; inflation; challenges to credit and collections; expropriation; and local government instability, war, riots, insurrections and other political events.

         (b) The Company has commenced the development of its own proprietary pharmaceutical products for respiratory, dermatological, topical and cardiovascular drug delivery applications. The Company has not yet obtained the required regulatory approvals to market such products.

NOTE 6:  PROPERTY, PLANT AND EQUIPMENT, NET
------   -----------------------------------

         Property, plant and equipment consisted of the following:

                                                                 March 31, 2004
                                                                 --------------
                                                                 $          546
         Land
         Buildings                                                        1,059
         Machinery, equipment and office furniture                        3,524
         Computer hardware & software                                        77
                                                                 --------------
                                                                          5,206
         Less accumulated depreciation                                     (478)
                                                                 --------------
                                                                          4,728

         Computer hardware & software under capital lease                   382
         Less accumulated amortization                                      (21)
                                                                 --------------
                                                                            361

                                                                 --------------
                                                                 $        5,089
                                                                 ==============


         For the three months ended March 31, 2004 and 2003, depreciation of property, plant and equipment was approximately $138,000 and $228,000 respectively. Amortization for equipment under capital leases was approximately $14,000 for the three months ended March 31, 2004. There was no amortization of capital leases in the comparable period of 2003.

NOTE 7:  DEFERRED FINANCING COSTS, NET AND OTHER ASSETS
------   ----------------------------------------------

         Deferred financing costs, net and other assets are comprised of deposits on office space of $28,000 and deferred financing costs of $1,254,000 associated with the Company's issuance of equity and convertible debt securities. For the three months ended March 31, 2004, the amortization of deferred financing costs approximated $82,000. There was no amortization of deferred financing costs in the comparable period in 2003.

NOTE 8:  BORROWINGS UNDER REVOLVING LINE OF CREDIT
------   -----------------------------------------

         The Company has a $6.5 million revolving line of credit with a financial institution, which is renewable in December 2006. Advances under this facility, amounting to approximately $6.3 million at March 31, 2004, are collateralized by accounts receivables based on an agreed formula and all other assets of the Company. The Company has the option of paying interest on these borrowings in cash or by issuing common stock. Interest on these borrowings is payable monthly at prime plus 3% with a minimum of 7% on the outstanding balance.

NOTE 9:  SUBSEQUENT EVENTS
------   -----------------

         On April 14, 2004, Inyx Realty, Inc., which the Company established solely to operate a corporate office lease in Miami Florida, was acquired by a related party for nominal consideration. The acquirer is family trust in which the Company's Chairman/CEO and his spouse are beneficiaries. The acquirer unconditionally assumed all liabilities, thus terminating all of the Company's obligations under that lease.

         On May 7, 2004, the Company entered into an Offset Agreement with a customer and 6 percent uncollateralized convertible note holder. Under this agreement, the Company is allowed to apply the unpaid interest for the first year of the note, amounting to $275,000, against future product development services provided by the Company to the note holder.

         On May 7, 2004, the Company terminated its investment banking relationship with its present investment banker. As a termination fee, the Company agreed to pay $120,000, plus eight percent interest on the outstanding principal over twelve months, commencing May 15, 2004.

         On May 11, 2004, the Company announced the appointment of a new outside director to chair the Company's Audit Committee. In consideration for joining the Company's board, the new director was issued 200,000 Company Stock Options at an exercise price of $1.10. The 350,000 stock options issued to the predecessor director were cancelled, and in exchange, the Company issued to the resigning director a three-year Common Purchase Warrant to purchase 100,000 shares of its common stock at an exercise price of $1.20.

NOTE 10: STOCKHOLDERS' EQUITY
-------  --------------------

         On January 15, 2004, pursuant to an exercise of 200,000 options the Company issued 200,000 shares of common stock at $1.10 per share issued.

         On January 16, 2004, pursuant to an exercise of 65,000 options the Company issued 65,000 shares of common stock at $1.20 per share issued.

         During the three months ended March 31, 2004, the Company granted 495,000 warrants to a financial institution in consideration for an increase in its secured revolving line of credit with that institution. These five-year warrants allow the holder to purchase the Company's common stock at prices ranging from $1.25 to $1.75 per share.

         During the three months ended March 31, 2004, the Company recorded approximately $66,000 of additional paid-in capital resulting from stock options which vested during the period. This amount is included in general and administrative expenses in the consolidated statement of operations.

NOTE 11: ACCUMULATED COMPREHENSIVE LOSS
-------  ------------------------------

         The accumulated comprehensive loss reflected in the Consolidated Statements of Operations represents accumulated foreign currency translation adjustments associated with the conversion of the Company's United Kingdom subsidiary's accounts to US dollars. These amounts are not adjusted for income taxes as they relate to an indefinite investment in a foreign subsidiary.

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION
-------  ----------------------------------

                                                                  March 31, 2004
                                                                  --------------
Supplemental Disclosure of Cash Flow Information:

      Cash paid during the period for interest                    $           28
                                                                  ==============
Supplemental Disclosure of Non-Cash Financing Activities:

      Warrants issued for financing fees                          $          369
                                                                  ==============


                    PRO FORMA FINANCIAL STATEMENT INFORMATION

         The following condensed pro forma consolidated statements of operations are based on the assumption that the acquisition of Inyx Pharma Limited ("Inyx
Pharma") took place as of January 1, 2003,  and includes the  operations of Miza
Pharmaceuticals (UK) Limited ("Miza UK"), the predecessor company to Inyx Pharma for the three months ended March 31, 2003. On March 7, 2003, Inyx Pharma acquired the majority of the operating assets of Miza UK from a court appointed
Administrator.  The  acquisition  did  not  include  the  operations  of  Miza's
Biopharma Division which have been eliminated for the purposes of these pro forma statements.

                                   INYX, INC.
        Unaudited Pro Forma Condensed Combining Statements of Operations
                 For the Three Month Period Ended March 31, 2003
                    (In Thousands, Except per share amounts)

                                                                               Pro Forma
                                                Inyx, Inc.     Miza UK (1)      Adj.(2)         Total
Net revenues                                    $      --      $     2,730    $      (334)   $     2,396
Cost of goods sold                                     --            2,269           (393)         1,876
                                                -----------    -----------                   -----------
     Gross profit                                      --              461                           520

Expenses:
    General and administrative expenses                --              568            (33)           535
    Selling expenses                                   --               51                            51
    Depreciation and amortization                      --              228            120            348
    Management fees                                    --             --                            --
                                                -----------    -----------                   -----------

          Total operating expenses                     --              847                           934
                                                -----------    -----------                   -----------

Loss from operations before other expenses             --             (386)                         (414)

Other expense:
    Administration expense                             --               55                            55
    Acquisition costs                                  --                                           --
    Warrants issued for services                       --             --                            --
    Interest expense                                   --              176            253            429
                                                -----------    -----------                   -----------
                                                       --              231                           484
Loss before income tax benefit
and discontinued operations                            --             (617)                         (898)

Income tax benefit                                     --             --                            --

Loss from discontinued operations, net of tax           (25)          --                             (25)
                                                -----------    -----------                   -----------

Net loss                                        $       (25)   $      (617)                  $      (923)
                                                ===========    ===========                   ===========


(1) Results of predecessor company, Miza UK, including the operations of Biopharma Division which was not included in the acquisition
(2) Interest and depriciation expense are adjusted to reflect the charges related to pro forma debt and net fixed assets as of the closing of the asset acquisition. The activity relating to Biopharma Division which was not included in the acquisition is eliminated

Item 2.  Management's Discussion and Analysis or Plan of Operations

         The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by the Company's consolidated financial statements and related notes appearing elsewhere in this report.

CAUTION REGARDING FORWARD-LOOKING INFORMATION

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

GENERAL

         Inyx, Inc. ("Inyx" or the "Company") through its wholly-owned subsidiaries, Inyx Pharma Limited and Inyx Canada, Inc., is an emerging specialty pharmaceutical company. We focus our expertise on the development and manufacture of prescription and over-the-counter ("OTC") aerosol pharmaceutical products and drug delivery technologies for the treatment of respiratory, allergy, dermatological and topical conditions. Our client base primarily consists of ethical pharmaceutical corporations, branded generic pharmaceutical distributors, and biotechnology companies. We depend on our customers' distribution channels or strategic partners to market and sell the pharmaceutical products we develop and manufacture for them.

         We intend to expand our product development and manufacturing activities into our own lines of prescription and OTC pharmaceutical products, but as of March 31, 2004, we had not yet commercialized or marketed our own products or drug delivery applications. Additionally, a material element of our growth strategy is to expand our existing business through strategic acquisitions of pharmaceutical products and drug delivery technologies that are complementary with our expertise in the aerosol pharmaceutical sector.

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

         We now operate in one business segment, contract manufacturing of pharmaceutical products. At this time, all of our other business activities, including product development and manufacturing consulting services are supporting our contract manufacturing operations. Segment reporting on our business will begin to occur as we move into the additional business activities described elsewhere herein.

         On February 3, 2004, we announced that our Company was selected by the United Nations Development Programme to assist a developing nation meet the requirements of the Montreal Protocol to phase out the consumption of ozone-depleting chorofluorocarbon ("CFC") gases in metered dose inhalers used in the treatment of asthma and other respiratory conditions. The Montreal Protocol is an international agreement signed by 180 countries (both developed and undeveloped) designed to eliminate the production and consumption of substances that deplete the stratospheric ozone layer including the reduction of the use of CFC's within the pharmaceutical industry. With funding assistance for this project provided by the United Nations Multilaterial Fund for the Implementation of the Montreal Protocol, we expect to commence our initial contract providing technology transition consulting services to a candidate country later this year. These services will include assistance with the installation of manufacturing facilities, equipment, and systems to manufacture CFC-free or Hydrofluoroalkane ("HFA") aerosol based respiratory inhalers for the treatment of asthma and chronic obstructive respiratory disease conditions.

         We have now also commenced research and development activities to develop our own proprietary pharmaceutical products. We believe that we can improve our revenue and profitability opportunities through the addition of our own pharmaceutical product lines which may offer greater profit margins than those provided by our contract manufacturing services. Our proprietary products will be for respiratory, dermatological, topical and cardiovascular drug delivery applications. Planned products include metered dose inhalers, nasal pumps, topical aerosols, wound care sprays, and oral sprays. We are primarily focusing our efforts on generic versions or extensions of established and non-patented products, or those barrier delivery systems that overcome present product and propellant incompatibility and consumer use issues in the aerosol pharmaceutical sector. While we do not currently derive any revenues from the sale of our own products, it is anticipated that our first proprietary product should be ready for commercial marketing by the end of 2004 or early 2005. We plan to distribute our proprietary products through our own customers' distribution channels or in collaboration with strategic marketing partners, although we do not as of yet have any distribution agreements for our products finalized.

CRITICAL ACCOUNTING POLICIES

         Our accounting policies are disclosed in Note 2 to the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-KSB for the year ended December 31, 2003. We consider the following policies to be important to our financial statements.

Revenue Recognition

         The Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) product delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. Revenues are recognized FOB (Freight-on-Board) shipping point, when products are shipped, which is when legal title and risk of loss is transferred to the Company's customers, and is recorded at the net invoiced value of goods supplied to customers after deduction of sales discounts and sales and value added tax, where applicable. In situations where the Company receives payment in advance of the performance of research and development services, such amounts are deferred and recognized as revenue as the related services are performed.

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

Translation of Foreign Currency

         The functional currency of our Company's U.K. subsidiary is the Great Britain Pound. Our Company's financial statements are reported in United States Dollars and are translated in accordance with Statement of Financial Accounting Standards No. 52, which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing during the period. For purposes of SFAS No. 52, we consider the dollar to be the reporting currency. The effects of unrealized exchange fluctuations on translating foreign currency assets and liabilities into Dollars are accumulated as a cumulative translation adjustment in stockholders' deficit. Realized gains and losses from foreign currency transactions are included in the results of operation for the period. Fluctuations arising from inter-company transactions are of long term in nature and are accumulated as cumulative translation adjustments.

         As of March 31, 2004, we had not utilized any currency-hedging programs. However, as we intend to continue to utilize US-based financing sources, and as the significant majority of our revenues are in Pounds Sterling, we have established a commercial banking relationship with a major US-based financial institution that will also provide us with currency-hedging advisory services including our participation in currency-forward contracts for the purpose of mitigating foreign exchange losses.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 and 2003

Consolidated Results

         The accompanying consolidated financial information includes the accounts of Inyx, Inc. and its wholly-owned subsidiaries, Inyx Pharma Limited, incorporated under the laws of England and Wales; Inyx Canada Inc., formed as a federally incorporated Canadian corporation; and Inyx Realty, Inc., a Florida corporation. All inter-company accounts and transactions have been eliminated in consolidation.

         On April 14, 2004, Inyx Realty, Inc., which we established solely to operate a corporate office lease in Miami Florida, was acquired by First Jemini Trust, a discretionary family trust in which our Chairman/CEO and his spouse are beneficiaries. As a result, as of April 14, 2004, Inyx Realty Inc. was no longer a subsidiary of our Company and all of Inyx's obligations relating to Inyx Realty, primarily an office lease in Miami, have been terminated.

         On April 28, 2003, we acquired all of the outstanding common shares of Inyx Pharma Ltd., an aerosol pharmaceutical manufacturing company incorporated under the laws of England and Wales, in a transaction accounted for as a reverse acquisition of our Company by Inyx Pharma. In this transaction, we exchanged 16 million of our common shares for all outstanding and issued shares of Inyx Pharma. As a result of such transaction, the stockholders of Inyx Pharma became our controlling and principal stockholders, owning approximately 64% of our outstanding stock at the time; Inyx Pharma became our wholly-owned subsidiary; and on May 6, 2003, we changed our name to Inyx, Inc. As a result of the accounting of this transaction as a reverse acquisition, and for comparative purposes only, the historical financial statements of Inyx Pharma are presented herein as our own historical statements.

Pro Forma Results

         On March 7, 2003, Inyx Pharma acquired the majority of the business assets of Miza Pharmaceuticals (UK) Limited ("Miza UK") from a court-appointed Administrator (the U.K. equivalent of a Chapter 11 trustee). As noted above, as a result of the reverse acquisition method of accounting, the comparative consolidated financial statements reflect the financial position and results of operations of Miza UK, the predecessor company to Inyx Pharma for the period up to March 6, 2003, and as a result are presented herein as the comparative historical financial statements of Inyx.

         Through the Miza UK purchase, Inyx Pharma acquired one aerosol pharmaceutical manufacturing site (the Miza UK Aerosols Division) and a pharmaceutical product development operation (the Miza UK Development Division) in England. Prior to the sale to Inyx Pharma, Miza UK's operation also included another pharmaceutical manufacturing operation (the Miza UK Biopharma Division). The business assets of the Biopharma Division were excluded from the Inyx Pharma purchase.

         As the Biopharma business was part of Miza UK but not acquired by Inyx Pharma on March 7, 2003, its results of operation are included in the actual results for the period but excluded for comparative purposes in the pro forma financial results. The results of operations have been presented in this manner to show the Miza UK operation with and without the Biopharma Division in comparing its results of operations, as the predecessor company, to our results of operations.

         For the three months ended March 31, 2003, Miza UK's Biopharma Division had net revenues of approximately $334,000 and costs of revenue of $393,000, resulting in a gross loss of approximately $59,000. Other than selling expenses of $33,000, the Biopharma division had no other costs associated with it for the three months ended March 31, 2003, as all such costs were centralized by the Administrator.

         Additionally, for the comparative three months ended March 31, 2003, operations relating to the business of the former Doblique, Inc., now Inyx, Inc., have been eliminated from the pro forma statements as if the divestiture of assets and liabilities and the discontinuance of the thoroughbred operation occurred on January 1, 2003.

         The comparative pro forma results are therefore a more indicative comparison of our Company's business going forward.

NET REVENUES

         Total net revenues for the three months ended March 31, 2004 increased $1.8 million or 40% to approximately $4.5 million as compared to approximately $2.7 million in total net revenues for the three months ended March 31, 2003.

         In comparison, for the pro forma three months ended March 31, 2003, net revenues were $2.4 million and the Biopharma Division's sales were approximately $334,000.

         The increase in net revenues is primarily attributed to three full months of operations as a pharmaceutical company in 2004 as compared to 2003 when the predecessor company was in Administration. The increase in net revenues is also as a result of our efforts to increase our customer base, and manufacturing sales and associated product development and support services to our customers, following our reverse acquisition of Inyx Pharma.

         For the three months ended March 31, 2004, our three largest customers accounted for approximately $2.5 million in net revenues or approximately 55% of total net revenues. During the three months ended March 31, 2004, our top three customers were the Merck Generics group of companies ("Merck Generics"), a large international generic drug marketing and distribution company, accounting for approximately $1.6 million in net revenues or approximately 37% of total net revenues; Genpharm Inc., accounting for approximately $458,000 in net revenues or approximately 10% of total net revenues; and SSL International Plc, accounting for approximately $422,000 in net revenues or approximately 9% of total net revenues.

         In comparison for the three months ended March 31, 2003, the three largest customers accounted for approximately $1.6 million or 59% of total net revenues. These customers were Merck Generics, accounting for $1 million in net revenues or approximately 37% of total revenues for that period; Adams Healthcare, accounting for $316,000 in net revenues or approximately 12% of total net revenues for that period; and ConvaTec accounting for $265,000 in net revenues or approximately 10% of total net revenues for that period. Since our reverse acquisition of Inyx Pharma, Merck Generics continues to be our largest client.

         The loss of any one of our top three customers, particularly Merck Generics, would have a material adverse affect on our Company's revenues and profitability opportunities. As part of our strategic growth objectives in the contract manufacturing area, we are continuing our efforts to broaden our customer base and to generate revenues from our own product development program to mitigate the risk of our economic dependence on any one client. We also believe that by utilizing our existing or potential customers' distribution channels to distribute our own proprietary products, we can broaden and strengthen our relationship with such clients.

Discussion and Analysis Regarding Net Revenues

         Our revenues are now derived from pharmaceutical manufacturing and associated product formulation and development outsourcing services, including product stability, commercial scale-up, and validation and regulatory support for our clients' products. These contract revenues are dependant upon our clients' maintaining or obtaining regulatory approval for the sale of their products in their designated markets.

         Although we have seen growth in our revenues since our reverse acquisition of Inyx Pharma, our manufacturing capacity utilization and therefore our contract manufacturing revenues must continue to increase in order for us to become profitable, especially as we have not yet commercialized our own proprietary pharmaceutical products.

         For the three months ended March 31, 2004, we experienced a delay in the achievement of our target revenues due to extended delivery lead times from one of our main component suppliers and due to a major customer's requirements to obtain additional regulatory approvals for the sale of their products in designated markets.

         We also continue to work to improve customer confidence at our Inyx Pharma operation. Although most of Miza UK's customer base had been retained by Inyx Pharma, revenues have not yet been restored to the levels experienced by the predecessor company prior to Administration, as customer confidence was adversely affected by that reorganization process. Clients of Miza UK had either halted on-going production or development projects or did not initiate new commercial activities due to product release delays, the lack of components, and the general business uncertainties associated with the Administration process.

         We have already restarted a number of such client projects, but even with the return of such clients, it has taken time to start-up a number of manufacturing projects due to the required regulatory approvals and the production commissioning and validation processes involved in the pharmaceutical manufacturing industry. We believe that as we continue to meet our clients' product development, commercialization and manufacturing requirements, and invest to continually improve our production facilities' manufacturing and quality systems, we can restore customer confidence and to try to restore previously experienced revenue levels.

         Additionally, we have been actively marketing to our customer base and expect that the manufacturing capacity utilization at our Inyx Pharma operation will continue to increase as new customer contracts and purchase orders are obtained and we begin to manufacture and sell our own proprietary products.

         For example, our chlorofluorocarbon (CFC) Metered Dose Inhaler (MDI) production line is currently operating at less than two percent capacity utilization. As we continue to develop and exploit greater commercial opportunities in the United States and Latin American markets, where CFC-based respiratory inhalers are still utilized, we expect to increase the utilization of this production line for our own proprietary products.

         Furthermore,  we expect that our  expertise in  converting  from CFC to
CFC-free aerosol pharmaceuticals, particularly the production of hydrolfuoroalkane (HFA) non-ozone-depleting aerosol pharmaceutical products, should generate increasing business as the Montreal Protocol continues to be implemented around the world. We are currently assisting a number of our clients with the transition to non-CFC based respiratory inhalers and have commenced manufacturing such inhalers at our Inyx Pharma production facility. We expect revenue levels to gradually increase in this area as our clients continue to receive regulatory approvals for their replacement products over the next 24 months.

         We also believe that with our significant expertise and product development and manufacturing capabilities in the hydrocarbon aerosol pharmaceutical manufacturing sector for dermatological and topical applications, we will continue to see further revenue growth in this sector as the use of non-CFC based pharmaceutical aerosol technology continues to grow.

         As we continue to evolve into a fully integrated specialty pharmaceutical company, we believe that our revenues can grow not only from our contract manufacturing and development services, but also from the sale of our own proprietary pharmaceutical products, which may also potentially provide royalty and licensing fees from potential product distributors or licensees. We expect that our first proprietary product will be ready for commercial marketing at the end of 2004 or early 2005. We also expect to start recognizing revenues from our manufacturing consulting services later this year.

COST OF SALES

         Cost of sales for the three months ended March 31, 2004 were $3.9 million or 86% of net revenues as compared to $2.3 million or 83% of net revenues for the three months ended March 31, 2003.

         For the pro forma three months ended March 31, 2003, the cost of product sales amounted to approximately $2.3 million or 78% of net revenues and the Biopharma Division's cost of goods sold for that period were approximately $393,000.

Discussion and Analysis Regarding the Cost of Sales

         Our costs of sales are associated with manufacturing and development revenues, and include materials, labor, factory overheads and other internal costs including purchasing and customer service costs, and quality control and quality assurance regulatory support.

         The cost of goods sold as a percentage of revenues has been high as compared to our level of revenues, in the comparative periods, due to the following two main factors:

         (1) For the majority of the three months ended March 31, 2003, Inyx Pharma's predecessor company, Miza UK, had been in Administration which adversely affected the overall sales levels and reduced operations from an average of 50% manufacturing capacity utilization to an average of 25% manufacturing capacity utilization. This lower capacity utilization level significantly reduced fixed overhead cost absorption and concomitantly increased the cost of sales because factory overheads contribute to our cost of sales. We expect our manufacturing cost of sales to be reduced as more customer contracts and purchase orders are initiated, thereby increasing the utilization of our manufacturing capacity.

         (2) In addition, the phasing out of the CFC-based MDI respiratory product line for the European market has gradually reduced manufacturing capacity utilization and therefore, reduced overhead absorption rates and increased our cost of sales in the manufacturing area. Additionally, CFC respiratory inhaler products are approximately 20% lower in material costs than their non-CFC equivalents. As we are now focused on phasing in the non-CFC version of these products, primarily HFA-based respiratory MDIs, our cost of goods sold have marginally increased as a result of the increased production of such inhalers for our customers.

Research and Development Costs

         Research and development costs for the three months ended March 31, 2004 were approximately $290,000 or approximately 6% of net revenues. In comparison, we did not incur research and development costs for the three months ended March 31, 2003.

         As part of our strategy to evolve into a specialty pharmaceutical company with its own proprietary products, we have started to incur research and development costs as part of our cost of sales. These costs include intellectual property development costs, salaries for required technical staff, fees to consultants, and costs associated with the use of external laboratory facilities as may be required. We believe that even though product research and development costs may increase our cost of sales in the short term, in the long term, these costs would be offset by the higher profit margins due to pricing parameters associated with the direct distribution of pharmaceutical products, as compared to the selling prices derived from contract manufacturing services.

         We are  focusing  our  research  and  development  efforts  on oral and pulmonary drug delivery devices and methods, and generic prescription and over-the-counter aerosol pharmaceutical products for respiratory, dermatological and topical, and cardiovascular applications. These products are expected to consist of non-CFC respiratory inhalants, non-CFC propelled oral sprays for cardiovascular ailments, wound irrigation and cleansing sprays, and anti-inflammatory nasal pumps.

         We believe that we can also enhance our competitive position through the acquisition of regulatory-approved pharmaceutical products and drug delivery devices for respiratory, dermatological, topical and cardiovascular drug delivery applications or such products in development, including those through the acquisition of other pharmaceutical companies. We plan to distribute our proprietary products through our own customers' distribution channels or in collaboration with strategic partners.

         At this time, we have not commercialized any of our own proprietary products and we do not have any distribution agreements for our products finalized.

GROSS PROFIT

         For the three months ended March 31, 2004, gross profit amounted to approximately $330,000 or approximately 7% of net revenues, as compared to a gross profit of approximately $461,000 or approximately 17% of net revenues, for the three months ended March 31, 2003.

         For the pro forma three months ended March 31, 2003, the gross profit was approximately $520,000, or approximately 22% of net revenues.

Discussion and Analysis Regarding Gross Profit

         We have now commenced research and development activities to develop our own proprietary pharmaceutical products. As we have not yet commercialized or sold any products, our gross profit as a percentage of revenues has decreased in comparison to the previous year when we did not incur research and development costs. We expect that our gross profit margins and our gross profit as a percentage of our revenues will improve once we have commercialized planned proprietary products such as topical, oral, nasal and pulmonary pharmaceuticals, which traditionally provide greater profit margins at the distribution level than that of manufacturing services.

         Additionally, we are anticipating improved gross profits as we increase the utilization of our manufacturing capacity. As a result of lower factory overhead absorption, the gross profit related to our contract manufacturing services has been less than what would be expected if we were running our manufacturing facilities at higher operating levels. We expect the gross profit to significantly improve as we commence a number of new manufacturing projects during the next twelve months.

         We also believe that our gross profits will be improved as more development support service contracts, associated with these manufacturing projects, are initiated. Historically, our product research and development contract services have had higher gross margins than our contract manufacturing services, because we only have to account for our own labor support costs while charging out such professional services we provide to our customers at agreed higher rates. We expect that our manufacturing consulting services, planned to commence in 2004, should also offer greater profit margins than those provided by contract manufacturing services.

OPERATING EXPENSES

         Operating expenses, consisting of general and administrative, selling and depreciation and amortization expenses amounted to approximately $2.4 million or approximately 53% of total net revenues, for the three months ended March 31, 2004. In comparison, operating expenses for the three months ended March 31, 2003 amounted to approximately $850,000 or approximately 31% of net revenues.

         For the pro forma three months ended March 31, 2003, operating expenses amounted to $820,000 as there was only approximately $30,000 of general and administrative expenses for the Biopharma Division during that period.

         Operating expenses have increased between the comparative periods primarily due to an increase in general and administrative expenses as a result of our growing business operations.


General and Administrative Expenses

         For the three months ended March 31, 2004, general and administrative expenses were $2.1 million or 47% of net revenues as compared to general and administrative expenses of $570,000 or 21% of net revenues for the three months ended March 31, 2003.

         Our General and Administrative expenses include salaries at the corporate and subsidiary levels, consulting fees including legal and accounting costs, insurance, business and corporate development costs including directors' fees, investor relations, travel and communication expenses, and other business costs such as rent and maintenance.

         The increase in our general and administrative expenses for the respective comparative periods is primarily attributable to an increase in costs related to a larger enhanced business operation with higher infrastructure and insurance costs, an expanded management team and new corporate development costs. Additionally, for the three months ended March 31, 2004, we incurred expenses relating to the start-up of our manufacturing consulting business. Such expenses were primarily related to traveling expenses, and fees and costs associated with the use of outside consultants and facilities.

         For the three months ended March 31, 2004, salaries and associated benefit costs amounted to approximately $860,000 or approximately 19% of our net revenues as compared to $260,000 or approximately 10% of net revenues for the three months ended March 31, 2003. With a corporate infrastructure and two operating subsidiaries, our Company now has 130 personnel and is evolving into an integrated pharmaceutical company. During the comparative period in 2003, our predecessor company was only operating as a pharmaceutical manufacturing plant with associated laboratory facilities and, therefore, had lower staff costs as a percentage of net revenues.

         Other expenses contributing to an increase in our general and administrative expenses for the three months ended March 31, 2004 amounted to approximately $1.26 million or approximately 28% of net revenues were and were comprised of insurance costs of approximately $215,000, consulting fees including legal and accounting costs of approximately $325,000, corporate and business development costs of approximately $515,000, and other business overhead costs including rent of approximately $200,000. In comparison, for the three months ended March 31, 2003, general and administrative costs, exclusive of salaries and associated benefit costs, amounted to approximately $310,000 or approximately 11% of net revenues.

         As we continue to implement our corporate development and growth strategy, we expect to incur some additional administrative costs due to the addition of senior sales and marketing executives to our management team. We believe that as we grow our business and begin to introduce our own proprietary products, which we believe will have higher profit margins than the contract development and manufacturing fees that we presently receive from our customers, we can offset these administrative incremental costs on a longer term basis.

Selling Expenses

         For the three months ended March 31, 2004, selling expenses were approximately $85,000 or approximately 2% of net revenues as compared to selling expenses of approximately $50,000 or also approximately 2% of net revenues for the three months ended March 31, 2003.

         Selling expenses consist primarily of salaries, commissions and marketing costs associated with the commercial, and sales and marketing arm of our business. Although we perform some sales and marketing functions, presently such activities are primarily focused on expanding our pharmaceutical aerosol manufacturing business with existing or potential clients.

         Although we continue to expand our own proprietary product development programs, we have not yet commercialized or marketed our own products or drug delivery applications. Therefore, our selling expenses have remained relatively consistent over the comparative periods. As we continue to ramp-up our business development and commercial activities, we expect our selling expenses to increase concomitantly with expected revenue expansion. Our selling expenses as a percentage of our revenues will also increase as we are planning to add senior sales and marketing executives to assist in our business expansion, including intensifying our marketing activities to both existing and potential customers.

         Once we commence marketing of our own proprietary products, we may also need to build or contract our own sales force. We believe that we will incur substantial additional selling expenses once we undertake these types of commercial activities. Initially, however, until we can adequately afford the cost of building or contracting our own sales force, we will depend on our customers' distribution channels or strategic partners to market and sell the pharmaceutical products that we are presently developing or planning to develop.

Depreciation and Amortization Expenses

         For the three months ended March 31, 2004, depreciation and amortization expenses were approximately $230,000 or approximately 5% of net revenues as compared to depreciation and amortization expenses of approximately $230,000 or approximately 8% of net revenues for the three months ended March 31, 2003.

         For the three months ended March 31, 2004, our depreciation and amortization costs included amortization of financing costs amounting to approximately $80,000. For the comparative period, the predecessor company also had a higher value for property plant, and equipment.

         The value of our property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from 25 years for buildings and 3-10 years for equipment.

OPERATING LOSS BEFORE OTHER EXPENSES

         For the three months ended March 31, 2004, losses from operations before other expenses amounted to approximately $2.1 million compared to a loss from operations before other expenses of approximately $390,000 for the three months ended March 31, 2003.

         For the comparative periods, pro forma loss from operations increased primarily due to the increased amount of expenditures required to grow our company and evolve into an integrated pharmaceutical company.

         We believe that we can offset these additional costs and expenses and achieve profitability as more customer contracts and purchase orders are initiated or renewed, through the increase of our manufacturing capacity utilization, the increased business that we expect to be derived from our expertise in non-CFC aerosol pharmaceuticals, and the marketing of our proprietary pharmaceutical products, which we expect will improve our gross margins.

OTHER EXPENSES

         Interest expense amounted to $220,000 or approximately 5% of net revenues for the three months ended March 31, 2004, as compared to approximately $175,000 or approximately 6% of net revenues for the three months ended March 31, 2003.

         The interest expense for the three months ended March 31, 2004 includes interest accrued and paid to our primary lender, Laurus Master Fund, Ltd. and our convertible note holder, Stiefel Laboratories, Inc. In March of 2004, $240,000 of interest was offset by a waiver that we received from Stiefel on the annual interest payment due to them in consideration for future product development services.

         The interest paid for the three months ended March 31, 2003 relates to the outstanding indebtedness of Inyx Pharma's predecessor company at the time and is not indicative of the interest that we will incur going forward, as a result of new financing arrangements.

INCOME TAX BENEFIT

         For the three months ended March 31, 2004, the tax benefit net of valuation allowance is approximately $390,000. As of March 31, 2004, our deferred tax asset amounts to approximately $1.7 million.

         We have not made any provisions for United States federal or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, because it is expected that such earnings will be permanently reinvested in our foreign operations.

NET LOSS/INCOME

         Net loss for the three months ended March 31, 2004 was approximately $1.9 million as compared with a net loss of approximately $620,000 for the three months ended March 31, 2003.

         The increase on our net loss for the comparative periods resulted primarily from low gross profit margins as we continue our efforts to increase the use of our manufacturing capacity, and new research and development costs as we have now commenced to develop our own proprietary pharmaceutical products, as well as an increased amount of business and corporate development expenditures required to grow our company and evolve into an integrated pharmaceutical company.

         We believe that we are close to achieving profitability as we are continuing to obtain new contracts and purchase orders from existing and new customers, as well as to commencing our first consulting contract in 2004.

         We also believe that we can improve gross profit margins through the addition of our own pharmaceutical product lines, which may offer greater profit margins than those provided by contract manufacturing services. Although we do not currently derive any revenues from the sale of our own products, it is anticipated that our first proprietary product should be ready for commercial marketing by the end of 2004 or early 2005.

         We believe that our strategic new business initiatives will allow us to earn greater revenues, improve our gross margins and offset a number of our expenditures, thereby significantly improving our profitability potential.

LIQUIDITY AND CAPITAL RESOURCES

General

         We are financing our operations primarily through revenues from contract manufacturing and product development contracts, stockholders' equity contributions, credit facilities, and capital lease financing.

         At March 31, 2004 we had approximately $15 million in contractual obligations that are due from 2004 to 2013, although approximately $1.6 million of these contractual obligations are for rental payments under a ten-year lease that was subsequently acquired by a related entity. The remaining obligations now amounting to approximately $13.4 million over the period 2004 to 2013 include both short-term and long-term debt interest and principal repayments, and amounts owed for operating leases.

         Additionally, we continue to incur operating losses since our reverse acquisition of Inyx Pharma on April 28, 2003. For the three months ended March 31, 2004, such losses amounted to approximately $1.9 million and resulted from low gross profit margins as a result of the lower than required use of our manufacturing capacity, research and development costs as we continue the development of our own proprietary pharmaceutical products, and costs associated with our efforts to grow our Company and evolve into an integrated pharmaceutical company.

         In time, we believe that we can achieve profitability once we fully integrate and develop our Company in accordance with our noted business strategies. These strategies include enhancing our sales and marketing efforts to increase the number of customer purchase orders and contracts for our contract development and manufacturing services, establishing new sources of revenue by providing pharmaceutical manufacturing consulting services to the industry, and the commercialization and marketing of our own proprietary pharmaceutical products. We expect that the successful launch of our own products will provide greater operating margins and improve our performance and overall profitability.

         Until that time, we will continue to depend on our credit facilities, and placements of equity and debt securities to assist us with our working capital requirements, capital expenditure plans and proprietary product development initiatives.

Capital Resources

         In the three months ended March 31, 2004, we completed new financings totaling approximately $3.0 million through the issuance of convertible debt securities.

         On February 27, 2004, we closed a transaction with our primary lender, Laurus Master Fund, Ltd. ("Laurus Funds"), to obtain an additional financing of $2.0 million as an amendment to the $3.5 million credit facility that we previously entered with them on December 30, 2003. That Laurus $3.5 million credit facility consists of two promissory notes, a $1.0 million Secured Convertible Minimum Borrowing Note, and a $2.5 million Secured Revolving Note. As a result of the additional Laurus financing, the $1.0 million Secured Convertible Minimum Borrowing was increased by $1.0 million and the $2.5 million principal amount Secured Revolving Note of the credit facility was increased by $1.0 million. Both Notes were further amended to decrease the applicable conversion rate from $1.47 to $1.00. As additional consideration for the loan, we issued to Laurus a five-year Common Stock Purchase Warrant to purchase 330,000 shares of common stock at exercise prices of $1.25 for 110,000 shares, $1.50 for 110,000 shares and $1.75 for 110,000 shares.

         On March 30, 2004, we also obtained an additional $1.0 million advance from Laurus Funds under the Secured Revolving Credit Note, and issued additional warrants to purchase 165,000 shares of common stock at exercise prices of $1.25 for 55,000 shares, $1.50 for 55,000 shares and $1.75 for 55,000 shares.

         Subject to certain limitations, these Laurus Funds credit facilities permit payments to be made in our common stock. We therefore expect to amend a registration statement that is not yet effective, to register an additional 3,000,000 shares issued upon conversion of the Notes or in lieu of Note payments, and the 495,000 warrants that we have issued to Laurus in association with these financings.

         The credit facilities and convertible debt security placements and cash generated from operations during the three months ended March 31, 2004 were sufficient to fund our working capital requirements for that period. However, on both a short-term and long-term basis, we will be required to raise capital through a combination of additional borrowings, and the issuance of additional debt and equity securities to implement our business and growth strategies as a specialty pharmaceutical company.

         On a short-term basis, in 2004, we believe that we will require approximately $12.5 million in total additional funding consisting of $2.5 million to meet our debt and interest repayment obligations, and approximately $10 million to fund our working capital, capital expenditure and product development spending requirements. On a longer term basis, over 2005 and 2006 and 2007, we believe that in each respective year we will require further funding in order to continue to meet our contractual obligations and implement our capital expenditure and product development and commercialization plans.

         Additionally, we believe that we can enhance our competitive position through the acquisition of regulatory-approved pharmaceutical products and drug delivery devices for respiratory, dermatological and topical drug delivery applications or such products in development, including those through the acquisition of other pharmaceutical companies although no definitive agreements are currently in effect to make any such acquisition. We are actively pursuing acquisitions that may require substantial capital resources. In the event that we make a significant future acquisition or change our capital structure, we may be required to raise funds through additional borrowings or the issuance of additional debt or equity securities.

Analysis of Cash Flows

         At March 31, 2004, we had cash of approximately $750,000.

         The net cash used in operating activities for the three months ended March 31, 2004 amounted to approximately $3.2 million. Our net cash used in operations was primarily the result of a $1.9 million net loss from continuing operations of the business, adjusted by non-cash charges including depreciation of and amortization of approximately $230,000, a reserve for bad debts and obsolete inventory amounting to approximately $450,000, and net securities issuance costs of approximately $430,000. These non-cash charges were offset by a deferred income tax asset of approximately $390,000, consisting of a net operating loss carried forward. Working capital changes reducing cash flow from operations were due to an increase in deferred financing costs of approximately $480,000, increases to our inventory amounting to approximately $210,000, and an increase to our prepaid deposits and other current assets amounting to approximately $1.3 million, resulting from increasing new sales and business development activities. Working capital changes increasing cash flow from operations were due primarily to a decrease of accounts receivable of approximately $100,000, an increase in accounts payable and accrued liabilities of approximately $135,000 and a decrease in deferred revenue totaling approximately $190,000.

         Investing activities for the three months ended March 31, 2004 reduced cash flow by approximately $60,000 primarily due to the acquisition of office equipment and computers.

         Financing activities, due to net advances from the issuance of additional debt securities to Laurus Funds, contributed approximately $3.2 million to our cash flow.

         As an emerging specialty pharmaceutical company, we are involved in a number of business development projects including research and development activities that require the use of capital resources over extended periods of time. From time to time, these activities may also include the use of external resources that require prepayment or cash deposits for supplies, products or services that we require. As we intensify the development of our own proprietary products, our capital requirements may increase accordingly. The profit margins on our proprietary products and consulting services are expected to be higher than our contract manufacturing services, although the time line for the commencement of revenues and earnings from these additional business activities may be longer than that of our contract manufacturing operation.

         For the three months ended March 31, 2004, our existing credit facilities and capital resources were sufficient to fund the cash required to operate our business. However, on both a short-term and long-term basis, we will be required to continually raise capital through additional borrowings or the issuance of additional debt or equity securities in order to implement our business and growth strategies, which may also include significant business or corporate acquisitions or changes to our capital structure.

Subsequent Events and Expectations

         On April 14, 2004, Inyx Realty, Inc., which we established solely to operate a corporate office lease in Miami Florida, was acquired by First Jemini Trust, a discretionary family trust in which our Chairman/CEO and his spouse are beneficiaries, thus terminating all of our Company's obligations under that lease.

         On April 26, 2004, we announced that we acquired a group of parenteral pharmaceutical products enabling the Company to enter the hospital supply market in the United Kingdom. These product licenses give us the exclusive production and distribution rights in the UK for a group of hospital products used in infusion, irrigation and injection applications. The products were acquired from a pharmaceutical company that was placed in UK Administration in 2002.

         On May 7, 2004, we terminated our investment banking relationship with Duncan Capital, LLC ("Duncan"). As a termination fee, we agreed to pay Duncan $120,000, plus eight percent interest on the outstanding principal, over twelve months commencing May 15, 2004.

         On May 7, 2004, we entered into an Offset Agreement with Stiefel Laboratories, Inc. ("Stiefel"), where we received from Stiefel a waiver on our annual interest payment to them under their four-year 6% unsecured promissory note. An interest payment amounting to approximately $275,000 for the period March 6, 2003 to March 5, 2004, due to Stiefel, was waived in consideration of future contract product development services required by Stiefel.

         On May 11, 2004, we announced that a new outside director and chair of our Audit Committee, Mr. Joe Rotmil, would succeed Mr. Orestes Lugo, who resigned from those capacities in order to pursue other business activities. Mr. Rotmil was issued 200,000 Company Stock Options at an exercise price of $1.10. Mr. Lugo had 350,000 stock options that were cancelled and in exchange we issued Mr. Lugo a three-year Common Purchase Warrant to purchase 100,000 shares of our common stock at an exercise price of $1.20.

         In 2004, we will continue to focus on strengthening and growing our pharmaceutical aerosol contract manufacturing business in order to reach profitability. Additionally, we plan to continue the development of our own proprietary pharmaceutical products for respiratory, dermatological, topical and cardiovascular drug delivery applications, to be marketed and sold through our customers' distribution channels or with strategic partners. Planned products include metered dose inhalers, nasal pumps, topical aerosols, wound care sprays and oral sprays for cardiovascular disease. We are primarily focusing our efforts on generic pharmaceutical products and innovative drug delivery systems that allow line extensions of established products, or those delivery systems that overcome present product and propellant incompatibility and consumer use issues in the pharmaceutical aerosol sector.

         During this year, subject to receiving all necessary regulatory approvals, we will fully implement our manufacturing consulting agreement with a developing nation under the United Nations Development Programme - Montreal Protocol for the UNDP, and to continue to explore pharmaceutical business acquisitions or the acquisition of pharmaceutical products, intellectual properties or drug delivery devices.

Item 3.  Controls and Procedures

a) Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our Exchange Act filings. The two Executive Officers responsible for the financial reporting and disclosure are in direct control of the books and records of the Company and are involved first-hand in the decision making process for material transactions.

b) There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II-- OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         The following equity securities were issued by Registrant during the first quarter of 2004.

         On February 27, 2004, in consideration of a $2 million increase to our $3.5 million credit facility with Laurus Funds, we issued to Laurus Funds a five-year Common Stock Purchase Warrant to purchase 330,000 shares of common stock at exercise prices of $1.25 for 110,000 shares, $1.50 for 110,000 shares and $1.75 for 110,000 shares.

         On March 30, 2004, in consideration of a $1 million increase to our Secured Revolving Credit Note facility with Laurus Funds, we issued to Laurus Funds an additional five-year Common Stock Purchase Warrant to purchase 165,000 shares of common stock at exercise prices of $1.25 for 55,000 shares, $1.50 for 55,000 shares and $1.75 for 55,000 shares.

         On January 15, 2004, pursuant to an exercise of 200,000 options the Company issued 200,000 shares of common stock at $1.10 per share issued.

         On January 16, 2004, pursuant to an exercise of 65,000 options the Company issued 65,000 shares of common stock at $1.20 per share issued.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         On February 3, 2004, we announced that our wholly owned subsidiary, Inyx Canada Inc., had been selected by the United Nations Development Programme
(UNDP) to assist a candidate country meet the requirements of the Montreal Protocol to phase out the consumption of ozone-depleting chlorofluorocarbon ("CFC") propellants in metered dose inhalers, used in the treatment of asthma and other respiratory conditions. The initial contract under this program will be managed by Inyx Canada Inc., and our wholly owned United Kingdom subsidiary, Inyx Pharma Limited, will be providing technology transition consulting services to the candidate country, a Latin American country. These consulting services include the installation of manufacturing facilities, equipment, and systems, the procurement of supplies, and the training of personnel to manufacture CFC-free or Hydrofluoroalkane ("HFA") propelled aerosol based respiratory inhalers. As our parent company is a U.S. corporation, and because certain involved members of our management team are U.S. residents, to perform on this contract we require United States government business authorizations and export permits to do business in the candidate developing country. Due to political events or changes to U.S. government laws, the U.S. government may not continue to provide us with the necessary permits and authorizations we require to perform on this contract. The failure to receive or sustain such authorizations or permits may have a material adverse affect on any costs, expenses, or prepaid fees and deposits that we have incurred or will incur in relation to this contract, and our ability to continue to provide our services to that developing country and subsequently receive revenues from performing on that UNDP contract. Additionally, although we will be paid directly by the UNDP in a series of progress payments to cover our costs and fees over the two-year term of the project, we are subject to the risks of doing business in a developing country, including dealing with import or export licensing requirements; difficulties in enforcing aspects of our contracts with the UNDP and that candidate country; difficulties in protecting intellectual property; unexpected changes in regulatory requirements; legal uncertainty regarding liability, tax, tariffs and other trade barriers; foreign exchange controls and other currency risks; inflation; challenges to credit and collections; expropriation; and local government instability, war, riots, insurrections and other political events.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         10.4.5   Employment Agreement with Jay Green

         31.1 Certification by CEO pursuant to 18 USC Section 1350 as adopted by

                  Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification by CFO pursuant to 18 USC Section 1350 as adopted by

                  Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification by CEO pursuant to 18 USC Section 1350 as adopted by

                  Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification by CFO pursuant to 18 USC Section 1350 as adopted by

                  Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K.

                  Form 8-K filed with the SEC on January 6, 2004

                  Form 8-K filed with the SEC on January 26, 2004

                  Form 8-K/A filed with the SEC on March 15, 2004



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:    May 17, 2004

                                                     INYX, INC.


                                                     By: /s/ Rima Goldshmidt
                                                        ------------------------
                                                        Rima Goldshmidt,
                                                        Vice President Finance