Form 10QSB/A
period 2003-06-30
INYX INC
filed 2004-06-23
CIK 1114241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                   For the transition period from _____________ to _____________

                        Commission file number 333-83152


                                   Inyx, Inc.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                       75-2870720
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

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

                                EXPLANATORY NOTE
                                ----------------


         Inyx,  Inc.  (the  "Company")  is filing this  Amended Form 10-QSB (the
"Amended Form 10-QSB/A") to restate Items 1 and 2 of Part I contained in the Company's Quarterly Report on Form 10-QSB (the "Original Form 10-QSB") for the second quarter ended June 30, 2003 as originally filed with the Securities and Exchange Commission in August, 2003. This Amended Form 10-QSB/A reflects the restatement of the previously published unaudited consolidated financial statements as of June 30, 2003, and related changes in Management's Discussion and Analysis of Financial Condition and Results of Operations resulting from the matters discussed below.

         In the course of preparing its financial statements for the year ended December 31, 2003, and after further review of the facts and circumstances surrounding certain business acquisitions, the Company determined that the net assets of Miza Pharmaceuticals (UK) Ltd. ("Miza UK") acquired by the Company's subsidiary, Inyx Pharma Ltd. ("Inyx Pharma"), may have been controlled by parties affiliated to the Company, and that the sale of Doblique's operating assets terminated its previous business activities. As a consequence, these transactions, which initially resulted in the recognition of goodwill, have been restated and reflected as capital transactions, and accordingly the Company has reversed all of the goodwill previously recognized as other expenses and additional paid-in capital (see Note 3 herein). Also, to comply with reverse acquisition presentation standards, the Company's audited consolidated financial statements for the year ended December 31, 2002 have been replaced with those of Miza UK the predecessor company to Inyx Pharma.

         In addition, the Company has changed the presentation of certain non-recurring costs by classifying them as "Other Expenses", instead of including such costs in its general and administrative expenses (see Notes 3 and 10 herein); has expensed approximately $747,000 for stock options and $305,000 for warrants that were granted during the reporting period and which had not been previously recorded as expenses; and has corrected the original translation of certain items and reclassified certain balances to provide a more comprehensive presentation.

         This Amended Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the Original Form 10-QSB, except as required to reflect the effects of the noted restatements. Additionally, this Amended Form 10-QSB/A does not purport to provide a general update or discussion of any other developments after the date of the original filing. All information contained in this Amended Form 10-QSB/A and the Original Form 10-QSB is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission. In addition, the filing of this Amended Form 10-QSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted a material fact necessary to make a statement made therein not misleading.


                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements


                                   INYX, INC.
                           Consolidated Balance Sheets
         (Expressed in thousands of U.S. dollars, except share amounts)


                                     Assets
                                     ------

                                                                     June 30,     December 31,
                                                                      2003            2002
                                                                   (Unaudited)
                                                                  ----------------------------
Current assets:
       Cash                                                       $         31    $       --
       Accounts receivable, net of allowance for
       doubtfull accounts of $33 (2002 - $1,781)                         3,127           3,507
       Inventory, net                                                      845           1,704
       Prepaid expenses and other current assets                         1,391             267
                                                                  ----------------------------
                   Total current assets                                  5,394           5,478
                                                                  ----------------------------

Property, plant and equipment, net                                       5,003           5,134

                                                                  ----------------------------

                   Total assets                                   $     10,397    $     10,612
                                                                  ============================

                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:

       Borrowings under revolving line of credit                  $      2,294    $      1,294
       Accounts payable                                                  1,896           5,137
       Other current liabilities                                           453            --
       Current portion of term loans                                     1,386            --
                                                                  ----------------------------
                   Total current liabilities                             6,029           6,431
                                                                  ----------------------------

Term loans                                                               1,879           6,191
Convertible note                                                         4,013            --
Liabilities subject to compromise                                         --            21,935
                                                                  ----------------------------
                   Total liabilities                                    11,921          34,557
                                                                  ----------------------------

Stockholders' deficit:
       Preferred stock - $0.001 par value, 10,000,000 shares
       authorized -0- shares issued and outstanding                       --              --
       Common stock - $0.001 par value, 150,000,000 shares
       authorized, 24,950,000 (2002 - 16,000,000) shares issued
       and outstanding                                                      25              16
       Subscription Proceeds, net                                         --              --
       Foreign currency translation adjustment                             (62)         (1,503)
       Additional paid-in capital                                        5,448           8,006
       Accumulated deficit                                              (6,935)        (30,464)
                                                                  ----------------------------
                   Total stockholders' deficit                          (1,524)        (23,945)
                                                                  ----------------------------

Total liabilities and stockholders' deficit                       $     10,397    $     10,612
                                                                  ============================



The accompanying notes are an integral part of these consolidated financial statements.


                                   INYX, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

       (Expressed in thousands of U.S. dollars, except per share amounts)



                                                 Six Months Ended June 30,     Three Months Ended June 30,
                                                    2003            2002           2003            2002
                                                -----------------------------------------------------------
Net revenues                                    $      5,068    $     15,857   $      5,068    $      8,410
Cost of sales                                          3,933          11,829          3,933           6,098
                                                -----------------------------------------------------------
          Gross profit                                 1,135           4,028          1,135           2,312

Expenses:
      General and administrative expenses              2,745           2,699          2,745           1,574
      Selling expenses                                    96             220             96             104
      Depreciation and amortization                      128             585            128             296
                                                -----------------------------------------------------------

                  Total operating expenses             2,969           3,504          2,969           1,974
                                                -----------------------------------------------------------

(Loss) income from operations before
      other expenses                                  (1,834)            524         (1,834)            338

Other expense                                          5,168             522          5,168             588
                                                -----------------------------------------------------------

(Loss) income before income tax benefit
      and discontinued operations                     (7,002)              2         (7,002)           (250)

Income tax benefit                                       288            --              288              75
                                                -----------------------------------------------------------

(Loss) income from continuing operations              (6,714)              2         (6,714)           (175)


Loss from discontinued operations, net of tax            (25)           --             --              --
                                                -----------------------------------------------------------

Net (loss) income                               $     (6,739)   $          2   $     (6,714)   $       (175)
                                                ===========================================================

(Loss) income per share of common stock
      outstanding-basic and fully diluted
      from continuing operations                $      (0.35)   $       0.00   $      (0.30)   $      (0.01)
                                                ===========================================================
      after discontinuing operations            $      (0.35)   $       0.00   $      (0.30)   $      (0.01)
                                                ===========================================================

Weighted-average number of shares
  outstanding - basic and fully diluted           19,322,099      16,000,000     22,607,692      16,000,000
                                                ===========================================================





The accompanying notes are an integral part of these consolidated financial statements.



           Consolidated Statements of Changes in Stockholders' Deficit
                          and Other Comprehensive Loss
                    (Expressed in thousands of U.S. dollars)
                       For the period ended June 30, 2003
                                                                        Accumu-
                                                                         lated
                                         Common Stock      Additio-     Other
                                      Number                 nal       Compre-      Accumu-
                                        of         Par     Paid-in     hensive       lated
                                      Shares      Value    Capital       loss       Deficit     Total
                                     ------------------------------------------------------------------
Balances at
  December 31, 2002                    16,000   $     16   $  8,006    $ (1,503)   $(30,464)   $(23,945)

Administration settlement
adjustments/recapitalization             --         --       (5,925)      1,503      30,464      26,042

Issuance of Stock for finders fees
on April 17, 2003                       2,450          2      1,302        --          --         1,304

Issuance of Stock for services
On April 17, 2003                       1,500          2        799        --          --           801

Issuance of Stock for reverse
acquisition of Doblique Inc.
on April 28, 2003                       5,000          5        214        --          (196)         23

Subscriptions receivable                 --         --         --          --          --          --

Issuance of stock options                --         --          305        --          --           305

Issuance of warrants for services        --         --          747        --          --           747

Net loss for the period                  --         --         --          --        (6,739)     (6,739)

Foreign currency translation
   adjustment                            --         --         --           (62)       --           (62)

                                     ------------------------------------------------------------------
Balance at June 30, 2003               24,950   $     25   $  5,448    $    (62)   $ (6,935)   $ (1,524)
                                     ------------------------------------------------------------------





The accompanying notes are an integral part of these consolidated financial statements.


                                   INYX, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                    (Expressed in thousands of U.S. dollars)


                                                                Six Months Ended     Three Months Ended
                                                                     June 30,             June 30,
                                                               ----------------------------------------
                                                                 2003       2002       2003       2002
                                                               ----------------------------------------
Net (loss) income for the period                               $(6,739)   $     2    $(6,714)   $  (175)
Adjustments to reconcile net (loss) income to net cash
  used in operating activities:
     Depreciation                                                  128        585        128        296
     Deferred income taxes                                        (299)       353       (299)       168
     Issuance of stock for services                              2,103       --        3,155
     Issuance of stock options                                     747
     Issuance of warrants                                          305
     Issuance of stock in recapitalization                       2,081       --        2,081       --
Changes in assets and liabilities
     (Increase) decrease in accounts receivables                (3,127)    (3,471)    (3,127)    (2,926)
     (Increase) decrease in inventory                             (845)       444       (845)       260
     (Increase) decrease in prepaid and other current assets    (1,074)      (538)    (1,073)      (183)
     Increase in accounts payable and
     accrued liabilities                                         2,237      1,749      2,237      1,106
                                                               ----------------------------------------
Net cash used in continuing
     operations                                                 (4,483)      (876)    (4,457)    (1,454)

Net cash provided from discontinuing
     operations                                                     60       --         --         --
                                                               ----------------------------------------
            Net cash used in operating activities               (4,423)      (876)    (4,457)    (1,454)
                                                               ----------------------------------------


Purchase of fixed assets                                        (5,131)    (1,289)    (5,131)      (685)
                                                               ----------------------------------------

            Net cash  used in investing activities              (5,131)    (1,289)    (5,131)      (685)
                                                               ----------------------------------------


Advances by stockholder                                             50       --          109       --
Advances persuant to line of credit                              2,294      5,024      2,294      2,604
Proceeds from issuance of long term debt                         3,593       --        3,593
Repayment of long term debt                                       (328)      (587)      (328)      (214)
Proceeds from issuance of promissory note                        4,013       --        4,013       --
Advances to affiliated and related parties                        --       (2,911)      --         (458)
                                                               ----------------------------------------

            Net cash provided by financing activities            9,622      1,526      9,681      1,932
                                                               ----------------------------------------


on cash and cash equivalents                                       (62)       186        (62)       242

                                                                     6       (453)        31         35

                                                                    25        534       --           46
                                                               ----------------------------------------

                                                               $    31    $    81    $    31         81
                                                               ========================================


The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Tabular amounts expressed in thousands of U.S. dollars, except share amounts)


NOTE 1:  BUSINESS DESCRIPTION AND PRESENTATION
------   -------------------------------------

         Inyx, Inc. ("Inyx" or the "Company") through its wholly-owned subsidiary, Inyx Pharma Limited ("Inyx Pharma") is a specialty pharmaceutical company which focuses on the development and manufacturing of prescription and over-the-counter ("OTC") aerosol pharmaceutical products and drug delivery technologies for the treatment of respiratory, allergy, dermatological and topical conditions. Inyx's client base primarily consists of large ethical pharmaceutical corporations, branded generic pharmaceutical distributors, and biotechnology companies.

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

         On March 7, 2003, Inyx Pharma acquired the majority of the pharmaceutical business assets of Miza Pharmaceuticals (UK) Ltd. ("Miza UK") out of Administration, a United Kingdom form of Chapter 11 bankruptcy protection and reorganization. As a result of the reverse acquisition method of accounting, the consolidated financial statements as of December 31, 2002 and for the three months and six months period ended June 30, 2002 presented herein as the comparative historical financial statements of Inyx, reflect the financial position and results of operations of Miza UK, the predecessor company to Inyx Pharma.

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

         Additionally, for the comparative pro forma three months and six months ended June 30, 2003, operations relating to the business of the former Doblique, Inc., now Inyx, Inc., have been presented in the pro forma statements as if the divestiture of assets and liabilities and the discontinuance of the thoroughbred operation occurred on January 1, 2003.

         Inyx manages its operations and business as one operating segment.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------  ------------------------------------------

(a)      Unaudited Consolidated Financial Statements

         The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 8K/A for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission on June 24, 2003.

         The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended December 31, 2002, which are included in Form 8K/A filed with the Securities and Exchange Commission on June 24, 2003.

         In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. The results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of operating results to be expected for a full year.

(b)      Consolidation

         The accompanying consolidated financial statements include the accounts of Inyx, Inc. and its wholly owned subsidiary, Inyx Pharma Limited, a company formed under the laws of England and Wales. All inter-company accounts and transactions have been eliminated in consolidation.

(c)      Use of Estimates

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

(d)      Accounts Receivable

         Accounts receivable are stated at net realizable value, net of an allowance for doubtful accounts. Periodically, management reviews all accounts receivable and based on an assessment of whether they are collectible, estimates the portion, if any, of the balance that will not be collected in order to establish an allowance for doubtful accounts. Such allowance was based on the specific identification of accounts deemed uncollectible as of the date of respective financial statements. The provision for the allowance for doubtful accounts is included in general and administrative expenses, in the accompanying consolidated statement of operations.

(e)      Inventory

         Inventory is valued using the first-in and first-out method of accounting and is stated at the lower of cost or net realizable value.

(f)      Property, Plant and Equipment

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

(g)      Impairment of Long Lived Assets

         The Company reviews the carrying value of its long lived assets, including intangibles, whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the assets by estimating the future net cash flows expected to result from the assets, including eventual disposition. If the future net cash flows are less then the carrying value of the assets, an impairment loss is recorded, equal to the difference between the asset's carrying value and its discounted future cash flow. In performing such reviews, management takes into consideration the current operating levels including any idle capacity, alternative uses for production utilizing current equipment, and growth trends and industry projections.

(h)      Financial Instruments

         Financial instruments consist of cash, accounts receivable, accounts payable, working line of credit, notes payable and long term obligations. The carrying values of these financial instruments approximate their fair market value as of June 30, 2003 and December 31, 2002, respectively.

(i)      Revenue Recognition

         The Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Revenues are recognized FOB shipping point, when products are shipped, which is when legal title and risk of loss is transferred to the Company's customers, and is recorded at the net invoiced value of goods supplied to customers after deduction of sales discounts and sales and value added tax, where applicable. In situations where the Company receives payment in advance for the performance of research and development services, such amounts are deferred and recognized as revenue as the related services are performed. For the three-month and six-month periods ended June 30, 2003, deferred revenues amounting to $274,000 are included in Other Current Liabilities.

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


(j)      Per Share Data

         Basic income (loss) per share for each period is computed by dividing income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share does not include the effects of common stock equivalents as they are anti-dilutive.

(k)      Concentration of Credit Risk

         The Company obtains detailed credit evaluations of customers generally without requiring collateral, and establishes credit limits as required.
Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit risk losses and maintains an allowance for anticipated losses. For the three-month and six-month periods ended June 30, 2003, three customers represented 44% of the Company's net revenues. For the three months and six months ended June 30, 2002 three customers represented 68% and 67% of the Company's net revenues, respectively.

(l)      Income Taxes

         The Company follows Statement of Financial  Accounting Standards (SFAS)
No. 109 "Accounting for Income Taxes" Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax base.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(m)      Translation of Foreign Currency

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

NOTE 3:  RESTATEMENT OF JUNE 30, 2003 INTERIM FINANCIAL STATEMENTS
------   ---------------------------------------------------------

         The accompanying June 30, 2003 unaudited financial statements have been restated as follows:

                                           Originally      Adjustment              Restated
                                             filed         to restate
                                          ------------    ------------    ----------------------------
Balance sheet data

Property, plant and equipment, net        $      5,152    $       (149)   (c)             $      5,003
Goodwill                                  $     10,665    $    (10,665)   (a)             $       --
Total assets                              $     21,211    $    (10,814)   (a), (c)        $     10,397
Other current liabilities                 $        385    $         68    (g)             $        453
Convertible note                          $      4,201    $       (188)   (b), (g)        $      4,013
Total liabilities                         $     12,041    $       (120)   (b)             $     11,921



Additional paid-in capital                $     10,817    $     (5,369)   (a), (e), (f)   $      5,448
Foreign currency translation adjustment   $         20    $        (82)   (b), (c), (d)   $        (62)
Stockholders' equity (deficit)            $      9,170    $    (10,694)   (a), (b), (c)   $     (1,524)

Three months ended
   June 30, 2003
General and administrative expenses       $      2,511    $        234    (a), (h), (e)   $      2,745
Other expenses                            $        159    $      5,009    (a), (h), (f)   $      5,168
Net loss                                  $     (1,471)   $     (5,243)   (a), (e), (f)   $     (6,714)
Loss per share of common stock
outstanding-basic and fully diluted
   from continuing operations             $      (0.08)   $      (0.22)                   $      (0.30)
   after discontinuing operations         $      (0.08)   $      (0.22)                   $      (0.30)

Weighted average number of shares
   outstanding-basic and fully diluted      19,223,077       3,384,615    (i)               22,607,692

Six months ended
   June 30, 2003
General and administrative expenses       $      2,510    $        235    (a), (h), (e)   $      2,745
Other expenses                            $        159    $      5,009    (a), (h), (f)   $      5,168
Loss from continuing operations           $     (1,470)   $     (5,244)   (a), (e), (f)   $     (6,714)
Net loss                                  $     (1,495)   $     (5,244)   (a), (e), (f)   $     (6,739)
Loss per share of common stock
outstanding-basic and fully diluted
   from continuing operations             $      (0.12)   $      (0.23)                   $      (0.35)
   after discontinuing operations         $      (0.12)   $      (0.23)                   $      (0.35)

Weighted average number of shares
   outstanding-basic and fully diluted      12,150,829       7,171,270     (i)              19,322,099


         The restatement is primarily the result of the following adjustments:

(a)      Reversal of Goodwill

         On March 7, 2003, Inyx Pharma, acquired the assets of Miza UK from a court appointed Administrator in the United Kingdom. In connection with this acquisition, Inyx Pharma issued approximately $7.1 million of debt to effect the transaction and incurred approximately $1.2 million in acquisition costs. Management recognized goodwill as set forth below:

Purchase price of Miza UK business assets by Inyx Pharma            $     8,333
Less:
Property, plant and equipment acquired                                   (5,136)
Inventory acquired                                                       (1,319)
                                                                    -----------
Goodwill                                                            $     1,878
                                                                    ===========


         On April 28, 2003, the Company acquired all of the outstanding common shares of Inyx Pharma by issuing 16 million of the Company's shares for all the outstanding and issued shares of Inyx Pharma. As a result of the transaction, the stockholders of Inyx Pharma received 64% of the voting interest of the combined company. At that time, management viewed the sale of the Company's assets, consisting of racehorses, as a normal operating decision which did not terminate its business activities thus not converting the Company into an operating public shell. This transaction was viewed as a purchase and therefore the Company recognized goodwill as follows:

Purchase price                                                      $    10,505

Less:
Net assets acquired from Inyx Pharma                                     (2,083)
                                                                    -----------
Goodwill                                                            $     8,422
                                                                    ===========


         After further review of the facts and circumstances surrounding these transactions, management concluded that the net assets of Miza UK may have been controlled by parties affiliated to the Company, and that the sale of Doblique's operating assets did terminate its business activities, rendering it a non-operating public shell. As a consequence, the Company has reversed all of the goodwill previously recognized of $10,665,000 (comprised of the aggregate goodwill arising from the above acquisitions plus $365,000 of legal and consulting fees). Approximately $3,900,000, $365,000 and $6,400,000 of this reversal were classified to other expenses, general and administrative expenses and additional paid-in capital, respectively. As a result of the restatement these transactions are now accounted for as capital transactions at the carrying value of the underlying net assets acquired with no recognition of goodwill.

(b)      Correction of Foreign Exchange Rate Used When  Translating  Convertible
         Note

         An adjustment of $120,000 to correct the rate used when convertible note was originally translated.

(c) Correction of Foreign Exchange Rate Used When Translating Property, Plant and Equipment

         An adjustment of ($149,000) to correct the rate used when property, plant and equipment was originally translated.

(d)      Correction of Foreign  Exchange  Rate as a  Consequence  Of Reversal Of
         Goodwill

         An adjustment to reverse all of the goodwill previously recognized resulted in ($53,000) adjustment in foreign currency translation.

(e)      Retroactive Expensing of Stock Options

         In accordance with SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure, an amendment for FASB Statement No. 123", during the fourth quarter of 2003 the Company elected, to retroactively account for employee stock compensation using the fair value method. As a result, the fair value of stock-based employee compensation, including unvested employee stock options issued during the period ended June 30, 2003, were recorded as an expense utilizing the modified prospective method as set forth in SFAS 148.The corresponding restatement to compensation expense of $747,000 has been included in general and administrative expenses.

(f)      Expensing of Warrants Issued for Services

         As of June 30, 2003 the Company issued detached stock warrants for investor relations services of approximately $305,000. It was determined by management that this amount should have been recorded as other expenses during the period ended June 30, 2003, thus the reported results of operations have been restated accordingly.

(g)      Classification of Accrued Interest

         During the year end audit of its December 31, 2003 financial results, the Company determined that accrued interest of approximately $68,000 which had been classified along with the principle amount due on a note in the consolidated balance sheet for the three month and six month periods ended June 30, 2003 should have been classified as other current liabilities. Accordingly, the Company has revised its consolidated balance sheet to reflect this change in classification.

(h)      Classification for Comparative Purposes

         Certain amounts in the restated consolidated financial statements for the three-month and six- month periods ended June 30, 2003 have been reclassified to conform with the year-end presentation. These amounts were approximately $799,000 and $12,000, relating to fair value of shares issued for consulting fees and other non-recurring consulting fees, respectively.

(i)      Weighted Average Number of Shares

         In accordance with reverse acquisition accounting the 16,000,000 shares issued by the Company in exchange for 100% of the outstanding shares of Inyx Pharma are required to be used in the calculation of basic and diluted earnings
(loss) per share retroactively for all periods presented.

NOTE 4:  INVENTORY

            Inventory consisted of the following:

                                                     June 30,      December 31,
                                                       2003            2002
                                                   ----------------------------
Finished goods                                     $         11    $        297
Work in process                                             311            --
Raw material                                                523           1,407
Less: Obsolescence provision                               --              --
                                                   ----------------------------
                                                   $        845    $      1,704
                                                   ============================

NOTE 5:           PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:


                                                     June 30,      December 31,
                                                       2003            2002
                                                   ----------------------------
Land and building                                  $      1,603    $      1,690
Machinery and equipment                                   3,528           5,450
Depreciation                                               (128)         (2,006)
                                                   ----------------------------
                                                   $      5,003    $      5,134
                                                   ============================


NOTE 6:  RELATED PARTY TRANSACTIONS
-------  --------------------------

         Included in other current liabilities, as of June 30, 2003 is a stockholder loan amount due to the Chairman of the Company approximating $109,000. This loan is unsecured and does not bear interest. There were no similar amounts in the comparative period.

NOTE 7:  COMPREHENSIVE INCOME
-------  --------------------

         Comprehensive income (loss) from foreign currency translation adjustments for the six months ended June 30, 2003 was $20,000 in the original 10QSB. This amount has been adjusted to ($62,000) (see Note 3). There were no such adjustments in the prior year's comparative period.

NOTE 8:  SHAREHOLDERS' DEFICIT
------   ---------------------

         On April 17, 2003 the Company issued 2,450,000 shares of restricted common stock as a fee to five entities as finders' fees for their role in facilitating the transaction with Inyx Pharma. On April 21, 2003 the Company issued 1,500,000 shares of restricted common stock to an individual as consideration for business advisory and financial consulting services.

         On April 28, 2003 the Company issued 16,000,000 shares of restricted common stock for 100% of the issued and outstanding shares of Inyx Pharma in a reverse merger acquisition.

NOTE 9:  STOCK BASED COMPENSATION
------   ------------------------

         On May 1, 2003 the Company adopted a Stock Option Plan which provides for the granting of incentive stock options and non qualified stock options for the benefit of employees, officers and directors. The total number of shares that may be issued under the plan amounts to 5,000,000. The exercise price per share must be at least equal to the fair market price at the time of grant. The Company Granted 2,755,000 options during the three-month period ended June 30, 2003.

         Effective May 1, 2003 the Company implemented the provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") to expense the fair value of stock options granted to employees. On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure" ("FAS 148"), which provides alternative methods of transition for entities that change to the fair value method of accounting for stock-based employee compensation. The Company adopted the retroactive restatement method under FAS148 and restated the 2003 results of operations to reflect stock-based employee compensation cost under the fair value accounting method in for all employee awards granted, modified or settled in during the period from May 1, 2003 the date the Stock Option Plan was adopted.

NOTE 10: EARNINGS (LOSS) PER SHARE
-------  -------------------------

         Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of common stock issuable upon exercise of stock options using the treasury stock method. No adjustments to earnings were made for purposes of per share calculations. The Company has reported a net loss for both the three and six month periods ended June 30, 2003 and 2002. As a result, 3,055,000 shares of common stock issuable upon exercise of stock options and warrants have been excluded from the calculation of diluted loss per share for both the three and six month periods ended June 30, 2003 because their inclusion would be anti-dilutive. At June 30, 2003, outstanding options and warrants to acquire 3,055,000 shares of common stock were not considered potentially dilutive common shares due to the exercise price being higher than the stock price used in the EPS calculation.

NOTE 11: WARRANTS
-------  --------

         The Company granted 300,000 warrants to purchase a maximum of 300,000 whole shares of common stock of the Company at prices ranging from $1.10 to $3.10 per share, during the three month period ended June 30, 2003. The warrants expire on September 26, 2006.


         The restatement includes $305,000 charged to Other Expenses in the consolidated statement of operations relating to the 300,000 warrants issued for services during the three month period ended June 30, 2003.

NOTE 12: OTHER EXPENSES
-------  --------------

         Other expenses (income) consisted of the following:

                                                          Six Months Ended        Three Months Ended
                                                               June 30,               June 30,
                                                          2003        2002         2003        2002
                                                        ----------------------------------------------
Reversal of goodwill - Acquisition costs                $   3,186   $    --      $   3,186   $    --
Shares issued for consulting fees                             799        --            799        --
Reversal of goodwill - Excess of purchase  price over
   carrying value of assets acquired                          707        --            707        --
Warrants issued for services                                  305        --            305        --
Interest expense on debt                                      159         848          159         358
Consulting fees                                                12        --             12        --
Management fees                                              --          (326)        --           230
                                                        ----------------------------------------------

                                                        $   5,168   $     522    $   5,168   $     588
                                                        ==============================================


NOTE 13: DISCONTINUED OPERATIONS
-------  -----------------------

         Effective March 6, 2003 the Company sold assets relating to the operations of Doblique, Inc., to a third party for cash and has discontinued the business of owning and racing thoroughbred race horses. Accordingly, the results of operations and changes in cash flow of the business have been disclosed separately from those of continuing operations.

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION
-------  ----------------------------------

                                                   Six months ended June 30,     Three months ended June 30,
                                                      2003           2002            2003           2002
                                                  ------------   ------------    ------------   ------------
(a) Supplemental Disclosure of Cash Flow
    information
       Cash paid during the period for interest   $         88   $         --    $         88   $         --

There was no cash paid for income taxes during the periods presented.

NOTE 15: SUBSEQUENT EVENTS
-------  -----------------

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

PRO FORMA FINANCIAL STATEMENT INFORMATION

         The following condensed pro forma consolidated statements of operations is based on the assumption that the acquisition of Inyx Pharma Limited took place as of January 1, 2003 and includes the operations of Miza Pharmaceuticals
(UK) Limited ("Miza UK"), the predecessor company to Inyx Pharma Limited, for the period January 1, 2003 to March 7, 2003, and Inyx Pharma Limited for the period March 7, 2003 to June 30, 2003. On March 7, 2003, Inyx Pharma acquired the majority of the operating assets of Miza UK from a court appointed Administrator. The acquisition did not include the operations of Miza's Biopharma Division, which have been eliminated for the purposes of these pro forma statements.

         For the periods ended June 30, 2003 and 2002 and December 31, 2002, operations relating to the business of the former Doblique, Inc. now Inyx, Inc. have been adjusted in these pro forma statements as if the divestiture of assets and liabilities and the discontinuance of related operations occurred on January 1, 2003 and 2002, respectively.


                                   INYX, INC.
        Unaudited Pro Forma Condensed Combining Statements of Operations
                  For the Six Month Period Ended June 30, 2003
             (In thousands of U.S. dollars, xcept per share amounts)

                                                                                                                         Adjusted
                                                                                           Combined       Pro Forma      Combined
                                              Inyx, Inc.    Inyx Pharma    Miza UK (1)       Total         Adj. (2)        Total
                                             -----------    -----------    -----------    -----------    -----------    -----------
Net revenues                                 $      --      $     5,068    $     2,730    $     7,798    $      (334)   $     7,464
Cost of sales                                       --            3,933          2,269          6,202           (393)         5,809
                                             -----------    -----------    -----------    -----------    -----------    -----------
     Gross profit                                   --            1,135            461          1,596             59          1,655

Expenses:
    General and administrative expenses            1,651          1,094            568          3,313            (33)         3,280
    Selling expenses                                --               96             51            147                           147
    Depreciation and amortization                   --              128            228            356            120            476
    Management fees                                 (619)           619           --             --                            --
                                             -----------    -----------    -----------    -----------    -----------    -----------

       Total operating expenses                    1,032          1,937            847          3,816             87          3,903
                                             -----------    -----------    -----------    -----------    -----------    -----------

Loss from operations before other expenses        (1,032)          (802)          (386)        (2,220)           (28)        (2,248)

Other expense:
    Administration expense                          --             --               55             55                            55
    Acquisition costs                              1,996          1,897           --            3,893                         3,893
    Shares issued for consulting                     799           --             --              799                           799
    Consulting fee                                    12           --             --               12                            12
    Warrants issued for services                     305           --             --              305                           305
    Interest expense                                --              159            176            335            253            588
                                             -----------    -----------    -----------    -----------    -----------    -----------
                                                   3,112          2,056            231          5,399            253          5,652
Loss before income tax benefit
   and discontinued operations                    (4,144)        (2,858)          (617)        (7,619)          (281)        (7,900)

Income tax benefit                                  --              288           --              288                           288

Loss from discontinued operations,
   net of tax                                        (25)          --             --              (25)                          (25)
                                             -----------    -----------    -----------    -----------    -----------    -----------

Net loss                                     $    (4,169)   $    (2,570)   $      (617)   $    (7,356)   $      (281)   $    (7,637)
                                             ===========    ===========    ===========    ===========    ===========    ===========


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


                                   INYX, INC.
             Unaudited Pro Forma Combining Statements of Operations
                  For the Six Month Period Ended June 30, 2002
                    (Expressed in thousands of U.S. dollars)
                                                                                                                  Adjusted
                                                                                  Combined        Pro Forma       Combined
                                                 Inyx, Inc.      Miza UK (1)        Total          Adj.(2)          Total
                                                ------------    ------------    ------------    ------------    ------------
Net revenues                                    $       --      $     15,857    $     15,857    $     (1,845)   $     14,012
Cost of sales                                           --            11,829          11,829          (1,795)         10,034
                                                ------------    ------------    ------------    ------------    ------------
         Gross profit                                   --             4,028           4,028             (50)          3,978

Expenses:
     General and administrative expenses                --             2,699           2,699            (228)          2,471
     Selling expenses                                   --               220             220             (17)            203
     Depreciation and amortization                      --               585             585            (153)            432
                                                ------------    ------------    ------------    ------------    ------------

            Total operating expenses                    --             3,504           3,504            (398)          3,106
                                                ------------    ------------    ------------    ------------    ------------

Income from operations before other
   expenses (income)                                    --               524             524             348             872

Other expenses (income) :
     Management fees                                    --              (326)           (326)           --              (326)
     Interest expense                                   --               848             848            --               848
                                                ------------    ------------    ------------    ------------    ------------
                                                        --               522             522            --               522
Income before income tax provision
   and discontinued operations                          --                 2               2             348             350

Income tax provision                                    --              --              --              (105)           (105)
                                                ------------    ------------    ------------    ------------    ------------

Loss from continuing operations                         --                 2               2             243             245

Loss from discontinued operations, net of tax            (50)           --               (50)           --               (50)
                                                ------------    ------------    ------------    ------------    ------------

Net income (loss)                               $        (50)   $          2    $        (48)   $        243    $        195
                                                ============    ============    ============    ============    ============


(1) Results of predecessor company, Miza UK, including the operations of Biopharma division which was not included in the acquisition.

(2) Interest and depreciation expense are adjusted to reflect the charges related to pro forma debt and net fixed assets as of the closing of the asset acquisition. The activity relating to Biopharma division which was not included in the acquisition is eliminated


                                   INYX, INC.
             Unaudited Pro Forma Combining Statements of Operations
                      For the Year Ended December 31, 2002
                    (Expressed in thousands of U.S. dollars)

                                                                                                                  Adjusted
                                                                                  Combined       Pro Forma        Combined
                                                 Inyx, Inc.      Miza UK (1)        Total          Adj.(2)          Total
                                                ------------    ------------    ------------    ------------    ------------
Net Revenues                                    $       --      $     24,644    $     24,644    $     (3,460)   $     21,184
Cost of sales                                           --            20,772          20,772          (3,450)         17,322
                                                ------------    ------------    ------------    ------------    ------------
         Gross profit                                   --             3,872           3,872             (10)          3,862

Expenses:
     General and administrative expenses                --             6,850           6,850            (394)          6,456
     Selling expenses                                   --               376             376             (13)            363
     Depreciation and amortization                      --             1,257           1,257          (1,083)            174
                                                ------------    ------------    ------------    ------------    ------------

            Total operating expenses                    --             8,483           8,483          (1,490)          6,993
                                                ------------    ------------    ------------    ------------    ------------

Income from operations before other
expenses                                                --            (4,611)         (4,611)          1,480          (3,131)

Other expenses (income) :
     Reorganization and administration                  --            25,049          25,049            --            25,049
     Interest expense                                   --             1,680           1,680          (1,217)            463
                                                ------------    ------------    ------------    ------------    ------------
                                                        --            26,729          26,729          (1,217)         25,512
Income before income tax provision
and discontinued operations                             --           (31,340)        (31,340)          2,697         (28,643)

Income tax provision                                    --               352             352            (352)           --
                                                ------------    ------------    ------------    ------------    ------------

Loss from continuing operations                         --           (30,988)        (30,988)          2,345         (28,643)

Loss from discontinued operations, net of tax           (113)           --              (113)           --              (113)
                                                ------------    ------------    ------------    ------------    ------------

Net income (loss)                               $       (113)   $    (30,988)   $    (31,101)   $      2,345    $    (28,756)
                                                ============    ============    ============    ============    ============


(1) Results of predecessor company, Miza UK, including the operations of Biopharma division which was not included in the acquisition.

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

GENERAL

         Inyx, Inc. ("Inyx" or the "Company") through its wholly-owned subsidiary, Inyx Pharma Limited, is an emerging specialty pharmaceutical company. We focus our expertise on the development and manufacturing of prescription and over-the-counter ("OTC") aerosol pharmaceutical products and drug delivery technologies for the treatment of respiratory, allergy, dermatological and topical conditions. Our client base primarily consists of blue-chip ethical pharmaceutical corporations, branded generic pharmaceutical distributors, and biotechnology companies. Although we perform some sales and marketing functions, we have limited product distribution capabilities and so we depend on our customers' distribution channels or strategic partners to market and sell the pharmaceutical products we develop and manufacture for them.

         We intend to expand our product development and manufacturing activities into our own lines of prescription and OTC pharmaceutical products, but as of June 30, 2003, we had not yet commercialized or marketed our own products or drug delivery applications. Additionally, a material element of our growth strategy is to expand our existing business through strategic acquisitions of pharmaceutical products and drug delivery technologies which are complementary with our expertise in the aerosol pharmaceutical sector.

         Our Company was incorporated under the laws of Nevada in March 2000 as Doblique, Inc. In July 2002, we became a publicly-traded company when we completed a registration statement for the sale by our principal stockholder of 2,450,000 shares of common stock. Our common stock is traded on the NASDAQ's Over-the-Counter Bulletin Board ("OTCBB"). We voluntarily file annual, quarterly and periodic reports with the Securities and Exchange Commission pursuant to
Section 15(d) of the Securities Exchange Act of 1934.

         Prior to March 2003, we were in the business of owning and racing thoroughbred horses at various major horse racing tracks throughout the United States. In March 2003, the assets of that operation were sold for cash to a third party, and the Company discontinued the business of breeding and racing thoroughbred race horses. On March 26, 2003, we announced that our controlling stockholder had accepted an unsolicited offer to sell a controlling block of 2,250,000 shares of common stock, representing approximately 45% of the
Company's then issued and outstanding shares, to Medira Investments, LLC. As part of that transaction, our controlling stockholder also provided a release and discharge of all liabilities to the Company. At that time, our controlling stockholder was owed $125,959 by the Company. Additionally, on March 26, 2003, we announced that we would pursue strategic investment opportunities in a number of sectors within the pharmaceutical, biotechnology and medical devices industries. Such opportunities would include research and development, manufacturing, distribution, and intellectual property acquisitions.

         On April 21, 2003, we entered into a two year Business Advisory and Financial Consulting Services Agreement with a consultant to provide advice and counsel regarding the Company's strategic business plans. As consideration for this Consulting Agreement, we issued 1,500,000 shares of restricted securities to the Consultant. We subsequently filed an S-8 registration statement to register those securities on June 26, 2003.

         On April 22, 2003, we announced that we had agreed to acquire all of the issued and outstanding securities of Inyx Pharma Limited, a specialty pharmaceutical company incorporated under the laws of England and Wales ("Inyx Pharma"). Pursuant to that announcement, on April 17, 2003, we entered into an Agreement, with five parties, in which we agreed to issue 2,450,000 of shares of restricted common stock as a fee to these parties for their role in facilitating the transaction with Inyx Pharma.

         On May 1, 2003 we adopted a Stock Option Plan that provides for the granting of incentive stock options and non qualified stock options for the benefit of employees, officers and directors, and those persons who we believe may have made a valuable contribution to our Company. The total number of shares that may be issued under the plan amounts to 5,000,000. The exercise price per share must be at least equal to the fair market price at the time of grant. On June 26, 2003, we filed an S-8 registration statement to register our Stock Option Plan.

Acquisition of Inyx Pharma

         On April 28, 2003, we acquired all of the outstanding common shares of Inyx Pharma in a transaction accounted for as a reverse acquisition of Doblique by Inyx Pharma, where we exchanged 16 million of our common shares for all outstanding and issued shares of Inyx Pharma. As a result of such transaction, the stockholders of Inyx Pharma became our controlling and principal stockholders, owning approximately 64% of our outstanding stock at the time; Inyx Pharma became our wholly-owned subsidiary; and on May 6, 2003, we changed our name to Inyx, Inc. Inyx Pharma focuses its expertise on the development and manufacturing of prescription and over-the-counter ("OTC") aerosol pharmaceutical products and drug delivery technologies for the treatment of respiratory, allergy, dermatological, and topical conditions. Inyx Pharma's client base is comprised of blue-chip ethical pharmaceutical companies, branded generic firms and biotechnology groups.

         Prior to our reverse acquisition with Inyx Pharma, we were a public company with nominal operations and assets. As a result of the accounting of this transaction as a reverse acquisition, and for comparative purposes only, the historical financial statements of Inyx Pharma are presented herein as our own historical statements.

         On March 7, 2003, Inyx Pharma had acquired the majority of the business assets of Miza Pharmaceuticals (UK) Limited ("Miza UK") from a court-appointed Administrator (the United Kingdom equivalent of a Chapter 11 court-appointed trustee), the purchase excluded the operations of Miza UK's Biopharma Division (the "Biopharma Division"). Through the Miza UK purchase, Inyx Pharma had acquired one aerosol pharmaceutical manufacturing site (the Miza UK Aerosols Division) and a pharmaceutical product development operation (the Miza UK Development Division). In connection with this acquisition, Inyx Pharma issued approximately $7.1 million in debt to effect the transaction and incurred an additional $1.2 million in acquisition costs.

         We initially recognized approximately $10.7 million of goodwill in these transactions. After further review of the facts and circumstances regarding these transactions, we have concluded that the net assets of Miza UK may have been controlled by parties affiliated to the Company and that the sale of our racehorses, prior to our reverse merger with Inyx Pharma, did terminate our operating activities at the time, rendering Doblique a non-operating public shell. As a consequence, these transactions which initially resulted in the recognition of goodwill have been restated and reflected as capital transactions. Accordingly we have reversed all of the previously recorded goodwill which included approximately $3.9 million in other expenses, $370,000 which was classified under general and administrative expenses, and $6.4 million of additional paid-in capital, which arose from the issuance of shares to Inyx Pharma stockholders.

         In addition, in this restatement, we have changed the presentation of certain non-recurring costs by classifying them as other expenses, instead of including such costs in our general and administrative expenses; and have corrected the original translation of certain items and reclassified certain balances to provide a more comprehensive presentation.

         We have also expensed approximately $747,000 for stock options and $305,000 for warrants that were granted during the reporting period, and which had not been previously recorded as expenses.

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

         As of June 30, 2003, we had not utilized any currency-hedging programs. However, as we intend to utilize US-based financing sources, and as the significant majority of our revenues are in Pounds Sterling, we are planning to establish a commercial banking relationship with a major financial institution that will also provide us with currency-hedging advisory including our participation in currency-forward contracts for the purpose of mitigating foreign exchange losses.

RESULTS OF OPERATIONS

Restatement Of Three-Month and Six-Month Periods Ended June 30, 2003

         As described above, the financial statements for the three-month and six-month periods ended June 30, 2003 have been restated to reverse approximately $10.7 million of goodwill. Additionally, as a result of a correction to foreign exchange rate originally used when translating property, plant and equipment (approximately ($150,000)), the value of our total assets as of June 30, 2003 has been reduced from approximately $21.2 million to approximately $10.4 million.

         As a result of a correction to foreign exchange rates, originally utilized when translating the amount of a convertible note (approximately $120,000), our total liabilities as of June 30, 2003 have been reduced from approximately $12.0 million to approximately $11.9 million.

         Due to the reversal of originally recognized goodwill arising from the issuance of stock to Inyx Pharma shareholders, our paid-in capital was reduced by approximately $6.4 million. This reduction was offset by approximately $305,000 and $747,000 relating to the fair value of stock options and warrants, respectively, which were not previously recognized. As a result, as of June 30, 2003, our additional paid in capital has decreased from approximately $10.8 million to approximately $5.4 million.

         As of June 30, 2003, due to the reversal of approximately $10.7 million of goodwill, and the correction to the foreign exchange rates originally used for translation of property, plant and equipment, and a convertible note (net adjustment of approximately $29,000), our originally reported stockholders' equity of $9.2 million has been adjusted to a stockholders' deficit of $1.5 million.

         Additionally, for the three-month and six-month periods ended June 30, 2003, we have restated our general and administrative expenses from approximately $2.5 million to approximately $2.7 million. This is a result of the expensing of approximately $750,000 in employee stock options, and approximately $300,000 in legal and consulting costs associated with our reversal of previously recorded goodwill. These charges to general and administrative expenses were offset by a classification of approximately
$810,000 of non recurring costs consisting of consulting costs, primarily associated with the issuance of stock to a consultant are presented as other expenses in this restatement.

         To be consistent with our year-end classification, "Other Expenses" for the three-month and six-month periods ended June 30, 2003 have increased from approximately $160,000 to approximately $5.2 million. As noted above, this is due to a classification of approximately $810,000 of consulting costs from general and administrative expenses and a charge of approximately $305,000 of costs associated with the expensing of warrants issued for corporate development assistance. Additionally, approximately $3.9 million of expenses, previously recorded as goodwill, are now included in other expenses.

         As a result of these expenses and the classification of certain items, previously recorded as goodwill, our net losses for the three-month and six-month periods ended June 30, 2003 have increased from an approximately $1.5 million loss to an approximately $6.7 million loss. Based on a weighted average of 19.3 million shares outstanding, basic and fully-diluted, the loss per share has increased from $0.12 loss per share to $0.35 loss per share for the reporting periods.

Consolidated Results

         The accompanying consolidated financial information includes the accounts of Inyx, Inc. and its wholly-owned subsidiary, Inyx Pharma Limited, incorporated under the laws of England and Wales. All inter-company accounts and transactions have been eliminated in consolidation. For the six-month period ended June 30, 2003, we operated in one business segment, contract manufacturing of pharmaceutical products. All other business activities were deemed to be in support of our primary purpose. Segmentation of our business will occur as we move into additional activities discussed herein.

         As noted above, the following discussion of the Company's results of operations for the three and six month periods ended June 30, 2003 are being restated and focus on the operations of our wholly owned subsidiary, Inyx Pharma, which was acquired on April 28, 2003. Prior to our acquisition of Inyx Pharma, we divested all prior operations conducted as Doblique, Inc. Therefore, the timing and reporting of the acquisition of Inyx Pharma is such that the substance of the discussion centering on our actual results, for the three-month and six-month periods ended June 30, 2003, is primarily in reference to approximately two months of operations commencing on April 28, 2003 and ending on June 30, 2003.

         As a consequence, a more extensive comparative analysis of the Company's operations for the three and six month periods ended June 30, 2003 and June 30, 2002, respectively, can be found in those sections of this discussion dealing with pro forma financial statement information.

Pro Forma Results

         As the Biopharma business was part of Miza UK in 2002, but not acquired by Inyx Pharma on March 7, 2003, the pro forma results of operations for the six month periods ended June 30, 2003 and June 30, 2002, respectively, have been adjusted to eliminate financial results attributable to the Biopharma Division. In a separate column within our pro forma financial statements, the operations of the Biopharma Division, for the period prior to the merger, are shown on a stand-alone basis. The results of operations have been presented in this manner to show the Miza UK operation with and without the Biopharma Division in comparing its results of operations, as the predecessor company, to our results of operations. Additionally, interest and depreciation expenses were adjusted to reflect the charges related to pro forma debt and net fixed assets as of the closing of the acquisition of the assets of Miza UK by Inyx Pharma.

         For the six-month period ended June 30, 2003 the Biopharma Division had net revenues of approximately $334,000, costs of goods sold of approximately $395,000, and general and administrative expenses of approximately $33,000. For the comparative six-month period ended June 30, 2002, the Biopharma Division had net revenues of approximately $1.85 million, costs of goods sold of approximately $1.8 million, and general and administrative expenses of $228,000.

         Prior to our acquisition of Inyx Pharma, we divested all prior operations conducted as Doblique, Inc. Therefore, for the periods ended June 30, 2003 and June 30, 2002, respectively, operations relating to the business of the former Doblique have also been eliminated from our pro forma statements as if the divestiture of assets and liabilities and the discontinuance of related operations of the Doblique business occurred on January 1, 2003 and January 1, 2002, respectively.

Net Revenues

         Net revenues for the three-month and six-month periods ended June 30, 2003 were approximately $5.1 million as compared to revenues of approximately $8.4 million for the three months ended June 30, 2002 and approximately $15.9 million for the six months ended June 30, 2002. Revenues decreased by approximately $3.3 million or approximately 39% for the three months ended June 30, 2003 and decreased by approximately $10.8 million or approximately 68% for the six months ended June 30, 2003. The decrease in net revenues for the comparative periods is a result of Inyx Pharma buying the majority of the assets of Miza UK excluding the Biopharma Division out of Administration, and due to the timing of our reverse acquisition of Inyx Pharma on April 28, 2003. Our net revenues for the three-month and six-month periods ended June 30, 2003, therefore, only include approximately two months of operations commencing on April 28, 2003 and ending on June 30, 2003 as compared to six full months of operations for our predecessor company, for the period ending June 30, 2002.

         For the three-month and six-month periods ended June 30, 2003, our top three customers accounted for approximately $2.2 million or approximately 44% of our total net revenues. These customers were the Merck Generics group of companies ("Merck Generics"), accounting for approximately $1.3 million in net revenues or approximately 25% of total net revenues for the reporting period; Genpharm Inc. accounting for approximately $595,000 in net revenues or approximately 12% of total net revenues for the reporting period; and Convatec Limited accounting for $345,000 in net revenues or approximately 7% of total net revenues for the reporting period.

         Pro forma net revenues, including the Biopharma Division, for the six-month period ended June 30, 2003 were approximately $7.8 million as compared to approximately $15.9 million in net revenues for the pro forma six months ended June 30, 2002. Pro forma net revenues for the six-month period ended June 30, 2003 decreased by approximately $8.1 million or approximately 51%, as compared to net revenues for the comparable period in 2002.

         For the pro forma six months ended June 30, 2003, our top three customers accounted for approximately $3.3 million or approximately 42% of pro forma net revenues as compared to the six months ended June 30, 2002 when our top three customers accounted for approximately $10 million or approximately 67% of our total net revenues for that reporting period. For the pro forma six months ended June 30, 2003, our top three customers were Merck Generics, accounting for approximately $1.7 million or approximately 22% of total net revenues for the reporting period; Genpharm, accounting for approximately $950,000 in net revenues or approximately 12% of total net revenues for the reporting period; and Convatec, accounting for approximately $650,000 in net revenues or approximately 8% of total net revenues for the reporting period.

         Excluding the Biopharma Division, which was not acquired by Inyx Pharma, net revenues for the pro forma six-month period ended June 30, 2003 amounted to approximately $7.5 million as compared to approximately $14 million for the six months ended June 30, 2002, a decrease of approximately $6.5 million or approximately 46% for the comparative pro forma period.

         Our revenues are derived from pharmaceutical manufacturing and product formulation and development outsourcing services, including product stability, commercial scale-up, and validation and regulatory support for our clients' products. Any future revenues will be dependant upon our clients maintaining or obtaining regulatory approval for the sale of their products in their designated markets. Although we do not currently derive any of our revenues from the sale of our own products, we believe that we can increase our revenues and achieve greater margins through the addition of our own product lines in selected pharmaceutical market sectors, with marketing to be conducted through certain strategic customers. We expect that these types of revenues would include direct sales, royalty payments and licensing fees of our planned products. At this time, we have not commercialized any of our own proprietary products and we have no agreements for such fees or distribution agreements finalized.

         The decrease in pro forma net revenues, for the six-month period ended June 30, 2003 as compared to the comparative period in 2002, is primarily attributed to the fact that Inyx Pharma's predecessor company, Miza UK, was acquired out of Administration. Although most of the predecessor company's customer base was retained, previous levels of net revenues have not yet been restored to the levels experienced by the predecessor company prior to the administration period. This is primarily due to the administration process, where there were a number of business and revenue interruptions due to product release delays and lack of components. This adversely affected customer confidence, as clients either halted on-going production requirements and development support projects, or did not initiate new commercial activities due to the business uncertainties of Administration.

         It has also taken time since our reverse acquisition of Inyx Pharma to start-up a number of client projects due to the required regulatory approvals and the production commissioning and validation processes involved in the pharmaceutical manufacturing industry. We believe that as we continue to meet our clients' product development, commercialization and manufacturing requirements, and invest to continually improve our production facilities' manufacturing and quality systems, we can restore customer confidence and restore previously experienced revenue levels.

         Additionally, we have been actively marketing to our customer base and expect revenues from manufacturing and development revenues to be restored to levels experienced by the business assets acquired by Inyx Pharma prior to the Administration period. Excluding the CFC-metered dose inhaler (MDI) manufacturing line, which is being phased into a CFC-free manufacturing system due to environmental requirements, our manufacturing operations are operating at an average 27% of available capacity. Revenues and, therefore capacity utilization, are expected to increase as new customer contracts and purchase orders are obtained. We also expect to be able to increase our manufacturing activities as customers' raw material and component inventory requirements are restored to normal business operational levels. Also, we believe our expertise in converting from CFC to CFC-free aerosol pharmaceuticals, particularly the production of hydrofluoroalkane (HFA) non-ozone-depleting aerosol pharmaceutical products should generate increasing business with increasing demand for such products, due to environmental regulatory requirements.

Cost of Sales

         Cost of sales for the three-month and six-month periods ended June 30, 2003 were approximately $3.9 million or approximately 78% of net revenues ($5.1 million) as compared to cost of sales of approximately $6.1 million or approximately 73% of net revenues ($8.4 million) for the three months ended June 30, 2002, and approximately $11.8 million or approximately 75% of net revenues ($15.9 million) for the six months ended June 30, 2002. Cost of sales increased slightly as a percentage of net revenues for the two comparative periods.

         Pro forma cost of sales for the six-month period ended June 30, 2003 amounted to $6.2 million or approximately 79% of pro forma net revenues ($7.8 million) as compared to cost of sales of approximately $11.8 million or approximately 74% of net revenues ($15.9 million) for the pro forma six months ended June 30, 2002.

         Excluding the Biopharma Division, which was not acquired by Inyx Pharma, pro forma cost of sales for the six-month period ended June 30, 2003 were approximately $5.8 million or approximately 78% of pro forma net revenues ($7.5 million) as compared to pro forma cost of sales of approximately $10 million or approximately 72% of pro forma net revenues ($14 million) for the six months ended June 30, 2002.

         Our cost of sales costs are associated with manufacturing and development revenues and include our costs for product components and materials, labor, factory overheads and technical affairs, which includes quality control and quality assurance regulatory support.

         The six percent increase in our pro forma cost of sales as a percentage of revenues between the comparative periods is mostly due to a reduction of the use of our manufacturing capacity, thereby reducing fixed overhead cost absorption and concomitantly increasing manufacturing costs, on a per unit basis. We expect that our cost of sales to be restored to levels previously experienced by the business assets acquired by Inyx Pharma, prior to the administration period, as more customer contracts are initiated or renewed, and therefore increasing the use of our manufacturing capacity.

         Even though we have experienced moderate raw material and labor price increases since our reverse acquisition of Inyx Pharma, due to inflation and new vendor relationships, we expect the cost of sales as a percentage of net revenues to be maintained or reduced as more customer contracts are initiated or renewed, and our capacity utilization is enhanced. With improved fixed overhead cost absorption, we expect to improve our gross profit margins.

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

         Gross Profit

         Gross Profit for the three-month and six-month periods ended June 30, 2003 amounted to approximately $1.1 million or approximately 22% of net revenues ($5.1 million) as compared to a gross profit of approximately $2.3 million or approximately 27% of net revenues ($8.4 million) for the three months ended June 30, 2002, and approximately $4 million or approximately 25% of net revenues ($15.9 million) for the six months ended June 30, 2002. Gross profit as a percentage of net revenues decreased by 5% for the three-month period ended June 30, 2003 as compared to the same period in 2002.

         Pro forma gross profit for the six-month period ended June 30, 2003 amounted to approximately $1.6 million or approximately 20% of pro forma net revenues ($7.8 million), as compared to a gross profit of $4 million or 25% of net revenues ($ 15.9 million) for the pro forma six months ended June 30, 2002.

         Excluding the Biopharma Division, pro forma gross profit for the six-month period ended June 30, 2003 amounted to approximately $1.7 million or approximately 22% of pro forma net revenues ($7.5 million), as compared to approximately $4 million in gross profit or approximately 28% of pro forma net revenues ($14 million) for the six months ended June 30, 2002. Gross profit, excluding the Biopharma Division, as a percentage of net revenues decreased by 6% for the six-month period ended June 30, 2003 as compared to the same period in 2002.

         The decrease in the gross profit for both the actual and pro forma six-month period ended June 30, 2003 as compared to actual and pro forma periods ended June 30, 2002 is primarily due to the following: By the time that Miza UK was acquired by Inyx Pharma on March 7, 2003, the Miza UK business had been in Administration for a period of seven months commencing on September 4, 2002. As a result of the administration process, our predecessor company experienced a significant decline in profitability due to periods of business interruption caused by the lack of materials, components and supplies to manufacture finished goods for customers, as well as a lack of customer marketing and sales efforts.

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

         We believe that we can also improve our gross profit margins through the addition of our own pharmaceutical product lines, which we believe may offer greater profit margins than those provided by contract manufacturing services.

General and Administrative Expenses

         General and administrative expenses, including corporate overhead costs, for the three-month and six-month periods ended June 30, 2003 were approximately $2.7 million or approximately 54% of net revenues ($5.1 million) as compared to general and administrative expenses of approximately $1.5 million or approximately 19% of net revenues ($8.4 million) for the three months ended June 30, 2002, and approximately $2.7 million or approximately 17% of net revenues ($15.9 million) for the six months ended June 30, 2002.

         Pro forma general and administrative expenses for the six-month period ended June 30, 2003 were approximately $3.3 million or approximately 42% of pro forma net revenues for the period ($7.8 million), as compared to general and administrative expenses of approximately $2.7 million or approximately 17% of net revenues ($15.9 million) for the pro forma six months ended June 30, 2002.

         Excluding the Biopharma Division, pro forma general and administrative expenses for the six- month period ended June 30, 2003 amounted to approximately $3.3 million or approximately 44% of pro forma net revenues ($7.5 million), as compared to approximately $2.5 million in pro forma general and administrative expenses or approximately 18% of pro forma net revenues ($14 million) for the six months ended June 30, 2002.

         The increases in the general and administrative expenses for both the actual and pro forma six-month periods ended June 30, 2003 as compared to actual and pro forma periods ended June 30, 2002, are largely attributable to a number of business ramp-up and corporate overhead costs that we had to incur after our reverse acquisition of Inyx Pharma on April 28, 2003. These costs included fees and other costs associated with the hiring of a number of key personnel, consulting, legal and accounting fees, higher insurance costs, and increased business and corporate development activities, including travel and communication expenses.

         In comparison, for the six months ended June 30, 2002, our predecessor company did not have significant legal, accounting, and consulting fees, or corporate development and public company costs, and therefore, had lower general and administrative expenses of approximately $2.4 million, based on six months of operations.

         For the three-month period ended June 30, 2003, general and administrative expenses increased by approximately $1.2 million to $2.7 million or a 43% increase, as compared to the three month period ended June 30, 2002. The increase is attributed to the following items; stock options compensation approximated $747,000 or 64% of the total increase, there were no similar type of compensation in the comparative period; insurance expenses increased by approximately $161,000 or 14%; corporate and business development costs increased by approximately $150,000 or 13%; rent costs increased by approximately 64,000 or 6%; legal and consulting costs associated with acquisition and integration transactions approximated $362,000 or an increase of 30%; and other legal and accounting fees increased by $177,000 or 15%.

         These noted increases have been offset by a decreases consisting of the following: approximately $115,000 or a 10% decrease associated with the Biopharma division, which was not included in the acquisition; realized exchange rate loss decreased by approximately $176,000 or 15%; and maintenance, utilities, and other costs decreased by approximately $257,000 or 22%.

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

Selling Expenses

         Selling expenses for the three-month and six-month periods ended June 30, 2003 were approximately $100,000 or approximately 2% of net revenues ($5.1 million) as compared to selling expenses of approximately $100,000 or approximately 2% of net revenues ($8.4 million) for the three months ended June 30, 2002, and approximately $220,000 or approximately 1% of net revenues ($15.9 million) for the six months ended June 30, 2002.

         Pro forma selling expenses for the six-month period ended June 30, 2003 amounted to approximately $150,000 or approximately 2% of pro forma net revenues ($7.8 million) as compared to selling expenses of approximately $220,000 or approximately 1% of net revenues ($15.9 million) for the pro forma six months ended June 30, 2002.

         Excluding the Biopharma  Division,  selling  expenses for the pro forma six-month period ended June 30, 2003 were approximately $150,000 or approximately 2% of net revenues ($7.5 million), as compared to selling expenses of approximately $200,000 or approximately 1% of net revenues ($14 million) for the pro forma six months ended June 30, 2002.

         Selling expense consists primarily of salaries, commissions and marketing costs associated with the commercial department of the business. As we do not have a sales organization, our selling expenses have remained consistent as a percentage of net revenues between the comparative periods.

Depreciation and Amortization

         Depreciation and amortization expenses for the three-month and six-month periods ended June 30, 2003 were approximately $130,000 or approximately 3% of net revenues ($5.1 million) as compared to depreciation and amortization expenses of approximately $300,000 or approximately 4% of net revenues ($8.4 million) for the three months ended June 30, 2002, and approximately $600,000 or approximately 4% of net revenues ($15.9 million) for the six months ended June 30, 2002.

         Pro forma depreciation and amortization expenses for the pro forma six-month period ended June 30, 2003 amounted to approximately $360,000 or approximately 5% of pro forma net revenues ($7.8 million) as compared to depreciation and amortization expenses of approximately $600,000 or approximately 4% of net revenues ($15.9 million) for the pro forma six months ended June 30, 2002.

         Excluding the Biopharma Division, depreciation and amortization expenses for the pro forma six- month period ended June 30, 2003 were approximately $500,000 or approximately 6% of net revenues ($7.5 million), as compared to depreciation and amortization expenses of approximately $430,000 or approximately 3% of net revenues ($14 million) for the pro forma six months ended June 30, 2002.

         For the comparative periods, our depreciation and amortization expenses are less than our predecessor company's depreciation and amortization costs due to the carrying value of our predecessor company's total assets prior to the administration period.

         We state the value of our property and equipment at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from 50 years for buildings to 3-10 years for equipment.

         The amortization of trademarks and trade names, and other intangibles is determined utilizing the straight-line method based on the estimated useful lives of the intangibles.

         Goodwill is not amortized but will be subject to annual review to determine whether there is any impairment of the value ascribed to it.

Operating Income or Loss From Operations Before Other Expenses

         For the three-month and six-month periods ended June 30, 2003, our losses from operations before other expenses amounted to approximately $1.8 million as compared to the three months ended June 30, 2002 when there was an operating income of approximately $338,000, and the six months ended June 30, 2002 when our predecessor company had an operating income before other expenses amounting to approximately $524,000.

         For the pro forma six-month period ended June 30, 2003, we had an operating loss before other expenses of approximately $2.2 million as compared to an operating income before other expenses amounting to approximately $520,000 for the pro forma six months ended June 30, 2002.

         Excluding the Biopharma Division, which was not acquired by Inyx Pharma, pro forma loss from operations before other expenses for the six-month period ended June 30, 2003 amounted to approximately $2.2 million as compared to an operating income before other expenses of approximately $1.2 million for the six months ended June 30, 2002.

         We have experienced losses from operations before other expenses between the comparative periods primarily as a result of our reduced gross profit and the increased general and administrative expenses we have incurred since our reverse acquisition and integration of the Inyx Pharma business. This includes the incremental general and administrative costs associated with the growth of our business as a publicly-held specialty pharmaceutical company.

         As a result of the administration process experienced by our predecessor company, it will take us time to improve the financial performance of the business assets acquired by Inyx Pharma. During the administration process, the financial performance of the business acquired by Inyx Pharma was adversely affected due to operating inefficiencies which occurred during that period as a result of a lack of components and supplies and subsequent shipping delays to customers.

         In order to improve the performance of the business assets acquired by Inyx Pharma, we need to improve customer confidence in order to increase purchase orders and contracts, and enhance the utilization of our manufacturing capacity to improve our gross margins. Additionally, we plan to develop and market our own proprietary pharmaceutical products which we expect will have better margins than our contract manufacturing business.

Other Expenses

         Other expenses for the three-month and six-month periods ended June 30, 2003 were approximately $5.2 million or approximately 100% of net revenues for the period ($5.1 million), based on approximately two months of revenue-generating operations. In comparison, other net expenses amounted to approximately $588,000 or approximately 4% of net revenues ($8.4 million) for the three months ended June 30, 2002, and approximately $522,000 or approximately 5% of net revenues ($15.9 million) for the six months ended June 30, 2002.

         Other expenses for the pro forma six-month period ended June 30, 2003 amounted to approximately $5.4 million or approximately 69% of pro forma net revenues ($7.8 million), as compared to other expenses of approximately $520,000 or approximately 3% of net revenues ($15.9 million) for the pro forma six months ended June 30, 2002. For the 2002 comparative pro forma period, other expenses have been offset by inter-company management fees of approximately $325,000.

         Excluding the Biopharma Division, other expenses for the pro forma six-month period ended June 30, 2003 were approximately $5.7 or approximately 76% of net revenues ($7.5 million), as compared to other expenses of approximately $520,000 or approximately 4% of net revenues ($14 million) for the pro forma six months ended June 30, 2002.

         Other expenses for the three-month and six-month periods ended June 30, 2003 amounted to approximately $5.2 million and were comprised of the following; interest expenses of approximately $160,000; other non-recurring expenses relating to the reversal of goodwill amounting to approximately $3.9 million; costs associated with specific one-time consultants' fees and investor relations activities amounting to approximately $810,000; and approximately $305,000 for warrants issued pursuant to various corporate development and consulting agreements.

         In comparison other expenses for the three months period ended June 30, 2002 were comprised of interest expense approximating $850,000 which is offset by management fees of $325,000, resulting in net other expenses amounting to approximately $525,000. For the six month period ended June 30, 2002 other expenses comprised of interest expense of approximately $360,000 and a management fee expense of approximately $230,000.

         The expenses that we incurred in the three-month and six-month periods ended June 30, 2003 were primarily related to our acquisition of Inyx Pharma on April 28, 2003 and the subsequent adjustment to reverse these costs as part of the goodwill we originally recognized.

         We have incurred these business integration, corporate development and financing costs in acquiring Inyx Pharma and identifying ourselves as a specialty pharmaceutical company. We expect that we will continue to incur corporate development costs as we continue to develop our Company.

Income Tax Benefit

         For the three-month and six-month periods ended June 30, 2003, our tax benefit, net of valuation allowance, was approximately $290,000.

         We have not made any provisions for United States federal or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, because it is expected that such earnings will be permanently reinvested in our foreign operations.

Net Income/Loss

         For the three-month and six-month periods ended June 30, 2003, our net loss amounted to approximately $6.7 million as compared to the three months ended June 30, 2002 when the net loss amounted to approximately $180,000, and the six months ended June 30, 2002 when our predecessor company had a net income of approximately $2,000.

         For the pro forma six-month period ended June 30, 2003, we had a net loss of approximately $7.4 million as compared to a net loss of approximately $50,000 for the pro forma six months ended June 30, 2002.

         Excluding the Biopharma Division, which was not acquired by Inyx Pharma, for the pro forma six-month period ended June 30, 2003, the pro forma net loss was approximately $7.6 million as compared to a net income of approximately $195,000 for the pro forma six months ended June 30, 2002.

         The increase on our net loss for the comparative periods has resulted primarily from low gross profit margins as we continue our efforts to increase the use of our manufacturing capacity as well as an increased amount of business and corporate development expenditures required to grow our company and evolve into an integrated pharmaceutical company.

         Although the business assets acquired by Inyx Pharma were acquired out of Administration, most of the customer base of the predecessor company was retained and its prior results, which had been profitable in 2001, may be indicative of the future operations. Additionally, the Biopharma Division which historically had contributed losses to the predecessor company, Miza UK, was not acquired by Inyx Pharma.

         We also believe that we can improve gross profit margins through the addition of our own pharmaceutical product lines, which may offer greater profit margins than those provided by contract manufacturing services. We expect that this strategic business initiative will allow us to earn greater revenues, improve our gross margins, and offset a number of our expenditures, thereby significantly improving our profitability potential.

EXPECTATIONS

         Although our subsidiary, Inyx Pharma acquired the business assets of Miza UK out of Administration, most of the customer base was retained and results prior to the Administration period, when the operation was profitable, may be indicative of the future operations.

         Certain contracts we have entered into during 2003 should enable us to restore revenues and profitability levels previously experienced by the predecessor business operation, prior to the administration period. These contracts include a respiratory development and commercialization contract with a leading pan-European generic pharmaceutical manufacturer and a dermatology development and commercialization contract with Stiefel Laboratories, Inc.

         Initially, these agreements are expected to add approximately $800,000 to our 2003 and 2004 revenues, respectively, and then increasing to $1.2 million in 2005. Gross profit is expected to exceed 30 percent as a percentage of revenues as a result of these agreements. Upon commencement of commercial manufacturing for these clients, we expect that the increased manufacturing volume will also contribute to our overall profitability as a result of increased manufacturing capacity utilization and subsequent overhead absorption.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations primarily through revenues from contract manufacturing and product development contracts, stockholder equity, credit facilities, and the financing of property, equipment and inventory acquisitions. Additionally, we have been dependant on additional funding in the form of stockholder loans for our working capital requirements. As of June 30, 2003, outstanding stockholder loans amounted to approximately $110,000 and this amount was owed to our Chairman. This stockholder loan is unsecured and does not bear interest. However, there is no binding obligation for our major stockholders to provide additional future funding.

         Our Company is presently engaged in a private placement of up to $3 million of our common stock which we expect to close in the autumn of 2003 although there is no guarantee that we will be able to successfully complete this financing.

         We believe that our existing credit facilities, equity placement and cash generated from operations are sufficient to finance our current operations and working capital requirements. However, as a result of the long lead time required to order specialized raw materials and components necessary for the manufacture of some of our customers' products, we may require additional working capital to support the purchase and storage of such supplies, in order to meet those customers' delivery date requirements.

         Additionally, we also expect to increase our capital expenditures over the next few years as part of our growth strategy. Therefore, we may be required to raise funds through additional borrowings or the issuance of additional debt or equity securities

         Also, in the event that we make significant future acquisitions or changes in our capital structure, we may also be required to raise funds through additional borrowings or the issuance of additional debt or equity securities. We are presently actively pursuing acquisitions that may require the use of substantial capital resources. There are no present agreements or commitments with respect to any such acquisitions.

Analysis of Cash Flows

         Three-month and six-month periods ended June 30, 2003

         The net cash used in operating activities for the three-month and six-month periods ended June 30, 2003 was approximately $4.5 million. The net cash used in operating activities includes a net loss from continuing operations of approximately $6.7 million, adjusted by non-cash charges which include depreciation of approximately $130,000 and net securities issuance costs of approximately $5.2 million. The securities costs we incurred during the three-month and six-month periods ended June 30, 2003 were associated with employee stock options amounting to approximately $750,000, warrants for investor relations services amounting to approximately $305,000, and shares issued to consultants and in relation to our reverse acquisition of Inyx Pharma amounting to approximately $4.2 million. These non-cash charges were offset by a deferred income tax asset of approximately $300,000, consisting of a net loss carried forward. Working capital changes reducing cash flow from operations were due to an increase in accounts receivable of approximately $3.1 million, increases in our inventory amounting to approximately $845,000, and an increase in prepaid deposits and other current assets of approximately $1.1 million, all resulting from increasing new sales and business development activities since our reverse acquisition of Inyx Pharma. Working capital changes increasing cash flow from operations were primarily due to an increase in accounts payable and accrued liabilities of approximately $2.2 million.

         Investing activities for the three-month and six-month periods ended June 30, 2003 reduced cash flow by approximately $5.1 million, primarily due to the purchase costs of the fixed assets associated with our reverse acquisition of Inyx Pharma.

         The net cash provided by financing activities for the three-month and six-month periods ended June 30, 2003 was approximately $9.6 million. Cash provided by the issuance of long term debt amounting to $3.6 million, and proceeds from the issuance of promissory notes amounting to $4.0 million were used for acquisition of the business assets of Miza UK including working capital. The remainder of the cash provided from the proceeds of a line of credit amounting to $2.3 million was used to support operations. Our Chairman provided approximately $110,000 and $50,000 in stockholder advances in the three month and six month periods ended June 30, 2003, respectively. We repaid approximately $330,000 of our long term debt during the three-month and six-month periods ended June 30, 2003.

External Sources of Liquidity
-----------------------------

         Our cash needs for the remainder of 2003 will be primarily related to capital expenditures, additional working capital to purchase materials and components to meet increasing production requirements, and the necessary working capital to meet increasing corporate development costs.

         It is anticipated that we may need to spend approximately $2.5 million in capital expenditures, on a short-term basis, for our Inyx Pharma manufacturing operation. As a result of renewed customer contracts, new customer purchase orders, increasing corporate development and marketing costs, we will also require an additional $2.5 million in working capital. Approximately $1.5 million of working capital will be utilized to purchase raw materials and components in advance to complete customers' production requirements. The remainder of the working capital is required to meet our increasing corporate costs as we expand our business and corporate development programs, including investor relation expenses, acquisition due diligence costs and consulting fees.

         For the three-month and six-month periods ended June 30, 2003, our existing credit facilities and capital resources were sufficient to fund the capital we required to adequately operate our business. However, on both a short-term and long-term basis, we will be required to continually raise capital through additional borrowings or the issuance of additional debt or equity securities in order to operate our business and implement our business and growth strategies.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

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

Date:    June 23, 2004

                                                     INYX, INC.


                                                     By: /s/ Rima Goldshmidt
                                                        ------------------------
                                                        Rima Goldshmidt,
                                                        Vice President Finance