Form 10QSB/A
period 2003-09-30
INYX INC
filed 2004-06-24
CIK 1114241

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

                        Commission file number 333-83152


                                   Inyx, Inc.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                       75-2870720
(State or other jurisdiction of)               (IRS Employer Identification No.)
  incorporation or organization

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

                                EXPLANATORY NOTE
                                ----------------

         Inyx,  Inc.  (the  "Company")  is filing this  Amended Form 10-QSB (the
"Amended Form 10-QSB/A") to restate Items 1 and 2 of Part I contained in the Company's Quarterly Report on Form 10-QSB (the "Original Form 10-QSB") for the third quarter ended September 30, 2003 as originally filed with the Securities and Exchange Commission in November, 2003. This Amended Form 10-QSB/A reflects the restatement of the previously published unaudited consolidated financial statements as of September 30, 2003, and related changes in Management's
Discussion and Analysis of Financial Condition and Results of Operations resulting from the matters discussed below.

         In the course of preparing its financial statements for the year ended December 31, 2003, and after further review of the facts and circumstances surrounding certain business acquisitions, the Company determined that the net assets of Miza Pharmaceuticals (UK) Ltd. ("Miza UK") acquired by the Company's subsidiary, Inyx Pharma Ltd., may have been controlled by parties affiliated to the Company, and that the sale of Doblique's operating assets terminated its previous business activities. As a consequence, these transactions, which initially resulted in the recognition of goodwill, have been restated and reflected as capital transactions, and accordingly the Company has reversed all of the goodwill previously recognized as other expenses and additional paid-in capital (see Note 3 herein). Also to comply with reverse acquisition presentation standards, the Company's audited consolidated financial statements for the year ended December 31, 2002 have been replaced with those of Miza UK, the predecessor company to Inyx Pharma Ltd.

         In addition, for the periods presented, the Company has changed the presentation of certain non-recurring costs by classifying them as "Other Expenses", instead of including such costs in its general and administrative expenses (see Notes 3 and 10 herein); has expensed approximately $504,000 for stock options and approximately $202,000 for warrants that were granted during the reporting period and which had not been previously recorded as expenses; and has corrected the original translation of certain items and reclassified certain balances to provide a more comprehensive presentation.

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


                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements


                                   INYX, INC.
                           Consolidated Balance Sheets
       (Expressed in thousands of U.S. dollars, except for share amounts)


                                     Assets
                                                              September 30,    December 31,
                                                                   2003            2002
                                                               (Unaudited)
                                                              -------------    -------------
Current assets:
      Cash                                                    $          15    $        --
      Accounts receivable, net of allowance for
      doubtful accounts of $58 (2002- $1,781)                         2,547            3,507
      Inventory, net                                                  1,082            1,704
      Other current assets                                            1,459              267
                                                              -------------    -------------
           Total current assets                                       5,103            5,478
                                                              -------------    -------------

Property, plant and equipment, net                                    4,908            5,134
Livestock, net

                                                              -------------    -------------
                                                                      4,908            5,134
                                                              -------------    -------------

                                                              $      10,011    $      10,612
                                                              =============    =============

                      Liabilities and Shareholders' Deficit

Current liabilities:
      Bank overdraft                                          $         154    $        --
      Line of credit with financial institution                       1,915            1,294
      Accounts payable                                                2,478            5,137
      Other current liabilities                                         706             --
      Current portion of term loans                                   1,450             --
                                                              -------------    -------------
           Total current liabilities                                  6,703            6,431
                                                              -------------    -------------

Term loans                                                            1,530            6,191
Convertible note                                                      4,013             --
Liabilities subject to compromise                                      --             21,935
                                                              -------------    -------------
                                                                     12,246           34,557
                                                              -------------    -------------

Shareholders' deficit:
      Preferred stock - $0.001 par value, 10,000,000 shares
        authorized -0- shares issued and outstanding                   --               --
      Common stock - $0.001 par value, 150,000,000 shares
        authorized, 25,450,000 (2002- 16,000,000) shares
        issued and outstanding                                           25               16
      Subscription Proceeds, net                                        374             --
      Foreign currency translation adjustment                          (107)          (1,503)
      Additional paid-in capital                                      6,642            8,006
      Accumulated deficit                                            (9,169)         (30,464)
                                                              -------------    -------------
           Total shareholders' deficit:                              (2,235)         (23,945)
                                                              -------------    -------------

Total liabilities and shareholders' deficit                   $      10,011    $      10,612
                                                              =============    =============



The accompanying notes are an integral part of these consolidated financial statements.


                                   INYX, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

       (Expressed in thousands of U.S. dollars, except for Share Amounts)



                                                     Nine Months Ended              Three Months Ended
                                                        September 30,                  September 30,
                                                    2003            2002            2003            2002
                                                ------------------------------------------------------------
Net revenues                                    $      8,134    $     20,862    $      3,067    $      5,005
Cost of sales                                          6,530          17,325           2,597           5,496
                                                ------------------------------------------------------------
       Gross profit                                    1,604           3,537             470            (491)

Expenses:
    General and administrative expenses                4,722           5,842           1,978           3,469
    Selling expenses                                     166             338              70             118
    Depreciation and amortization                        225           1,258              97             335
                                                ------------------------------------------------------------

          Total operating expenses                     5,113           7,438           2,145           3,922
                                                ------------------------------------------------------------

Loss from operations before
    other expenses                                    (3,509)         (3,901)         (1,675)         (4,413)

    Other expenses                                     5,949           1,055             781             545
                                                ------------------------------------------------------------

Loss before income tax benefit
    provision and discontinued operations             (9,458)         (4,956)         (2,456)         (4,958)

Income tax benefit                                       510             352             222             352
                                                ------------------------------------------------------------

Loss from continuing operations                       (8,948)         (4,604)         (2,234)         (4,606)

Loss from discontinued operations, net of tax            (25)           --              --              --
                                                ------------------------------------------------------------

Net loss                                        $     (8,973)   $     (4,604)   $     (2,234)   $     (4,606)
                                                ============================================================

Loss per share of common stock
    outstanding-basic and fully diluted
    from continuing operations                  $      (0.42)   $      (0.29)   $      (0.09)   $      (0.29)
                                                ============================================================
    after discontinuing operations              $      (0.42)   $      (0.29)   $      (0.09)   $      (0.29)
                                                ============================================================

Weighted-average number of shares
  outstanding - basic and fully diluted           21,308,425      16,000,000      25,161,957      16,000,000
                                                ============================================================



The accompanying notes are an integral part of these consolidated financial statements.


                                   INYX, INC.
           Consolidated Statements of Changes in Stockholders' Deficit
                          and Other Comprehensive Loss
                    (Expressed in thousands of U.S. dollars)
                     For the period ended September 30, 2003
                                                                                         Accumu-
                                                                                          lated
                                               Common Stock       Additio-    Stock       Other
                                            Number                  nal      Subscrip-   Compre-     Accumu-
                                              of         Par      Paid-in      tion      hensive      lated
                                            Shares      Value     Capital   Receivable    loss       Deficit     Total
                                           --------   --------   --------    --------   --------    --------    --------
Balances at
  December 31, 2002                          16,000   $     16   $  8,006    $   --     $ (1,503)   $(30,464)   $(23,945)

Administration settlement
adjustments/recapitalization                   --         --       (5,925)       --        1,503      30,464      26,042

Issuance of Stock for finders fees
on April 17, 2003                             2,450          2      1,302        --         --          --         1,304

Issuance of Stock for services
On April 17, 2003                             1,500          2        799        --         --          --           801

Issuance of Stock for reverse
acquisition of Doblique Inc.
on April 28, 2003                             5,000          5        214        --         --          (196)         23

Subscriptions receivable                       --         --         --          --         --          --          --

Issuance of stock options                      --         --          305        --         --          --           305

Issuance of warrants for services              --         --          747        --         --          --           747

Issuance of stock options                      --         --          199        --         --          --           199

Issuance of warrants for services              --         --          507        --         --          --           507

Subscriptions receivable                       --         --         --           374       --          --           374

Issuance of Stock net of  offering costs
of $11,800 on August 22, 2003                   500       --          488        --         --          --           488

Foreign currency translation
   adjustment                                  --         --         --          --         (107)       --          (107)

Net loss for the period                        --         --         --          --         --        (8,973)     (8,973)

                                           -----------------------------------------------------------------------------
Balance at September 30, 2003                25,450   $     25   $  6,642    $    374   $   (107)   $ (9,169)   $ (2,235)
                                           -----------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.


                                   INYX, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

       (Expressed in thousands of U.S. dollars, except for Share Amounts)


                                                                            Nine Months Ended             Three,Months Ended
                                                                               September 30,                 September 30,
                                                                        --------------------------------------------------------
                                                                            2003           2002           2003           2002
                                                                        -----------    -----------    -----------    -----------
Cash flows from operating activities:
      Loss for the period                                               $    (8,973)   $    (4,604)   $    (2,234)   $    (4,606)
      Adjustments to reconcile net loss to net cash
         (used in) provided by operating activities:
          Depreciation                                                          225          1,258             97            673
          Deferred income taxes                                                (530)        (1,014)          (231)        (1,367)
          Issuance of stock for services                                      2,103           --             --             --
          Issuance of options                                                 1,251           --              504           --
          Issuance of warrants                                                  507           --              202           --
          Issuance of shares in  recapitalization                             2,081           --             --             --
          (Increase) decrease in accounts receivables                        (2,547)          (171)           580          3,300
          (Increase) decrease in inventory                                   (1,082)           435           (237)            (9)
          (Increase) decrease in prepaids and other current assets             (910)          (177)           164            361
          Increase in accounts payables                                       2,478          3,172            378          2,039
          Increase in other current liabilities                                 699           --              562           --
                                                                        -----------    -----------    -----------    -----------
      Net cash provided by continuing                                        (4,698)        (1,101)          (215)           391
          operations
      Net cash (used in) provided by discontinuing
          operations                                                             60           --             --             --
                                                                        -----------    -----------    -----------    -----------
                  Net cash (used in) provided by operating activities        (4,638)        (1,101)          (215)           391
                                                                        -----------    -----------    -----------    -----------

Cash flows from investing activities:
      Purchase of fixed assets                                               (5,133)        (3,050)            (2)        (1,761)
                                                                        -----------    -----------    -----------    -----------
                  Net cash used in investing activities                      (5,133)        (3,050)            (2)        (1,761)
                                                                        -----------    -----------    -----------    -----------

Cash flows from financing activities:
      Proceeds from:
          Advances by stockholder                                               450           --              400           --
          Advances pursuant to line of credit                                 1,915          2,580           (379)        (2,444)
          Proceeds from issuance of demand note                                  50           --               50           --
          Proceeds from issuance of long term debt                            3,593            623           --            1,210
          Repayment of long term debt                                          (695)          --             (367)          --
          Proceeds from issuance of stock, net of issue                        --             --             --
              costs of $12 thousand                                             388           --              388           --
          Advances to affiliated and related parties                           --           (1,187)          --            1,724
          Procceds from issuance of promissory note                           4,013            762           --              146
                                                                        -----------    -----------    -----------    -----------

                  Net cash provided by financing activities                   9,714          2,778             92            636
                                                                        -----------    -----------    -----------    -----------

Effect of foreign exchange rate changes
      on cash and cash equivalents                                             (107)         1,382            (45)         1,196

Increase (decrease) in cash                                                    (164)             9           (170)           462

Cash at beginning of period                                                      25            534             31             81
                                                                        -----------    -----------    -----------    -----------

Cash including bank overdraft at end of period                          $      (139)   $       543    $      (139)   $       543
                                                                        ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Tabular amounts expressed in thousands of U.S. dollars,
                           except for share amounts)

NOTE 1:  BUSINESS DESCRIPTION AND PRESENTION
------   -----------------------------------

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

         On March 7, 2003, Inyx Pharma acquired the majority of the pharmaceutical business assets of Miza Pharmaceuticals (UK) Ltd. ("Miza UK") out of Administration, a United Kingdom form of Chapter 11 bankruptcy protection and reorganization. As a result of the reverse acquisition method of accounting, the consolidated financial statements as of December 31, 2002 and for the three months and nine months period ended September 30, 2002 presented herein as the comparative historical financial statements of Inyx, reflect the financial position and results of operations of Miza UK, the predecessor company to Inyx Pharma.

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

         Additionally, for the comparative three months and nine months ended September 30, 2002, operations relating to the business of the former Doblique, Inc., now Inyx, Inc., have been presented in the pro forma statements as if the divestiture of assets and liabilities and the discontinuance of the thoroughbred operation occurred on January 1, 2003.

         Inyx manages its operations and business as one operating segment.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------  ------------------------------------------

(a)      Unaudited Consolidated Financial Statements

         The accompanying consolidated financial statements of the Company for the three-month and nine-month periods ended September 30, 2003 and 2002 have been prepared in accordance with the instructions to Form 10QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 8K/A for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission on June 24, 2003.

         The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended December 31, 2002, which are included in Form 8K/A filed with the Securities and Exchange Commission on June 24, 2003.

         In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of operating results to be expected for a full year.

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

(i)      Revenue Recognition

         The Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Revenues are recognized FOB shipping point, when products are shipped, which is when legal title and risk of loss is transferred to the Company's customers, and is recorded at the net invoiced value of goods supplied to customers after deduction of sales discounts and sales and value added tax, where applicable. In situations where the Company receives payment in advance of the performance for research and development services, such amounts are deferred and recognized as revenue as the related services are performed. As of September 30, 2003, deferred revenue amounting to $154,000 is included in other current liabilities.

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

(k)      Concentration of Credit Risk

         The Company obtains detailed credit evaluations of customers generally without requiring collateral, and establishes credit limits as required.
Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit risk losses and maintains an allowance for anticipated losses. For the nine-month period ended September 30, 2003, three customers represented 42% and 35% of total revenues and total receivables respectively, For the nine-month period ended September 30, 2002 three customers represented 57% and 39% of total revenues and total receivables, respectively.

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

NOTE 3:  RESTATEMENT OF SEPTEMBER 30, 2003 INTERIM FINANCIAL STATEMENTS
------   --------------------------------------------------------------

         The accompanying September 30, 2003 unaudited financial statements have been restated as follows:

                                           Originally      Adjustment               Restated
                                             filed         to restate
                                          ------------    ------------    ------------------------------
Balance sheet data

Property, plant and equipment, net        $      5,057    $       (149)   (c)               $      4,908
Goodwill                                  $     10,665    $    (10,665)   (a)               $       --
Total assets                              $     20,825    $    (10,814)   (a), (c)          $     10,011
Other current liabilities                 $        566    $        140    (g)               $        706




Current portion of term loans             $      1,400    $         50    (h)               $      1,450
Term loans                                $      1,580    $        (50)   (h)               $      1,530
Convertible note                          $      4,273    $       (260)   (b), (g)          $      4,013
Total liabilities                         $     12,366    $       (120)   (b)               $     12,246
Additional paid-in capital                $     11,305    $     (4,663)   (a), (e), (f)     $      6,642
Foreign Currency Translation Adjustment   $        (25)   $        (82)   (b), (c), (d)     $       (107)
Stockholders' equity (deficit)            $      8,459    $    (10,694)   (a), (b), (c)     $     (2,235)

Three months ended
   September 30, 2003
General and administrative expenses       $      1,908    $         70    (a), (h), (e)     $      1,978
Other expenses                            $        145    $        636    (a), (h), (f)     $        781
Net loss                                  $     (1,528)   $       (706)   (a), (e), (f)     $     (2,234)
Loss per share of common stock
outstanding-basic and fully diluted
   from continuing operations             $      (0.06)   $      (0.03)                     $      (0.09)
   after discontinuing operations         $      (0.06)   $      (0.03)                     $      (0.09)
Weighted average number of shares
   outstanding-basic and fully diluted      25,119,565          42,392    (j)                 25,161,957

Nine months ended
   September 30, 2003
General and administrative expenses       $      4,418    $        303    (a), (i), (e)     $      4,721
Other expenses                            $        304    $      5,645    (a), (i), (f)     $      5,949
Loss from continuing operations           $     (2,999)   $     (5,949)   (a), (e), (f)     $     (8,948)
Net loss                                  $     (3,024)   $     (5,949)   (a), (e),(f)      $     (8,973)
Loss per share of common stock
outstanding-basic and fully diluted
   from continuing operations             $      (0.18)   $      (0.24)                     $      (0.42)
   after discontinuing operations         $      (0.18)   $      (0.24)                     $      (0.42)
Weighted average number of shares
   outstanding-basic and fully diluted      16,521,245       4,787,180    (j)                 21,308,425


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
                                                                    ===========


         On April 28, 2003, the Company acquired all of the outstanding common shares of Inyx Pharma by issuing 16 million of the Company's shares for all the outstanding and issued shares of Inyx Pharma. As a result of the transaction, the stockholders of Inyx Pharma received 64% of the voting interest of the combined company. At that time, management viewed the sale of the Company's assets, consisting of racehorses as a normal operating decision which did not terminate its business activities thus not converting the Company into an operating public shell. This transaction was viewed as a purchase and therefore the Company recognized goodwill as follows:

Purchase price
                                                                    $    10,505
Less:
Net assets acquired from Inyx Pharma                                     (2,083)
                                                                    -----------
Goodwill                                                            $     8,422
                                                                    ===========


         After further review of the facts and circumstances surrounding these transactions, management concluded that the net assets of Miza UK may have been controlled by parties affiliated to the Company, and that the sale of Doblique's operating assets did terminate its business activities, rendering it a non-operating public shell. As a consequence, the Company has reversed all of the goodwill previously recognized of $10,665,000 (comprised of the aggregate goodwill arising from the above acquisitions plus $365,000 of legal and consulting fees, which had been charged to general and administrative expenses during the last quarter of 2003). Approximately $3,900,000, $365,000 and $6,400,000 of this reversal were classified to other expenses, general and administrative expenses and additional paid-in capital, respectively. As a result of the restatement these transactions are now accounted for as capital transactions at the carrying value of the underlying net assets acquired with no recognition of goodwill.

(b)      Correction of Foreign Exchange Rate Used When  Translating  Convertible
         Note

         Adjustment of $120,000 to correct the rates used when a convertible note was originally translated.

(c) Correction of Foreign Exchange Rate Used When Translating Property, Plant and Equipment

         Adjustment of ($149,000) to correct erroneous rates used when property, plant and equipment was originally translated.

(d)      Correction of Foreign  Exchange  Rate as a  Consequence  Of Reversal of
         Goodwill

         Adjustment to reverse all of the goodwill previously recognized resulted in ($53,000) adjustment in foreign currency translation.

(e)      Retroactive Expensing of Stock Options

         In accordance with SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure, an amendment for FASB Statement No. 123", during the fourth quarter of 2003 the Company elected, to retroactively account for employee stock compensation using the fair value method. As a result, the fair value of stock-based employee compensation, including unvested employee stock options issued during the period ended September 30, 2003, were recorded as an expense utilizing the modified prospective method as set forth in SFAS 148. The corresponding restatement to compensation expense of $1,251,000 and $504,000 has been included in general and administrative expenses for the nine-month and three-month periods ended September 30, 2003 respectively.

(f)      Expensing of Warrants Issued for Services

         During the nine-month and three-month periods ended September 30, 2003 the Company issued detached stock warrants for investor relations services of approximately $507,000 and $202,000 respectively. It was determined by management that this amount should have been recorded as other expenses during the period ended September 30, 2003, thus the reported results of operations have been restated accordingly.

(g)      Classification of Accrued Interest

         During its year-end audit for December 31, 2003, the Company determined that accrued interest of approximately $140,000 and $72,000, which had been classified along with the principle amount due on this note, in the consolidated balance sheet for the nine-month and three-month periods ended September 30, 2003, respectively, should have been classified as other current liabilities. Accordingly the Company has revised its consolidated balance sheet to reflect this change in its corresponding classifications.

(h)      Classification of Demand Note

         During its year-end audit for December 31, 2003, the Company determined that a portion of the Demand Note amounting to approximately $50,000, which had been classified in long-term loans, should instead be classified as current portion of term loans on the consolidated balance sheet. Accordingly, the Company has revised its consolidated balance sheet to reflect this change in classification.

(i)      Classification for Comparative Purposes

         Certain amounts in the restated consolidated financial statements for the three-month and nine- month periods ended September 30, 2003 have been reclassified to conform with the year-end presentation. These amounts for the three-month period ended September 30, 2003 were approximately $4,000 relating to non-recurring consulting fees, and $430,000 relating to investor relations expenses. For the nine-month period ended September 30, 2003, these amounts were approximately $799,000, $16,000 and $430,000 relating to fair value of shares issued for consulting fees, other non recurring consulting fees, and investor relations expenses, respectively.

(j)      Weighted Average Number of Shares

         In accordance with reverse acquisition accounting the 16,000,000 shares issued by the Company in exchange for 100% of the outstanding shares of Inyx Pharma are required to be used in the calculation of basic and diluted earnings
(loss) per share retroactively for all periods presented.

NOTE 4:  INVENTORY
-------  ---------

         Inventories consist of the following:

                                                 September 30,     December 31,
                                                      2003             2002
                                                 ------------------------------
Finished goods                                   $           2    $         297
Work in process                                            275             --
Raw material                                               971            1,407
Less: Obsolescence provision                              (166)            --
                                                 ------------------------------
                                                 $       1,082    $       1,704
                                                 ==============================

NOTE 5:  PROPERTY, PLANT AND EQUIPMENT
-------  -----------------------------

         Property, plant and equipment consist of the following:


                                                 September 30,     December 31,
                                                      2003             2002
                                                 ------------------------------
Land and building                                $       1,603    $       1,690
Machinery and equipment                                  3,530            5,450
Depreciation                                              (225)          (2,006)
                                                 ------------------------------
                                                 $       4,908    $       5,134
                                                 ==============================

NOTE 6:  RELATED PARTY TRANSACTIONS
-------  --------------------------

         Included in accounts payable is an amount due to the Chairman of the Company of $409,000. This loan is unsecured and does not bear interest. There were no similar amounts in the comparative period.

NOTE 7:  COMPREHENSIVE INCOME
-------  --------------------

         Comprehensive loss from foreign currency translation adjustments for the nine months ended September 30, 2003 was $25,000 in the original 10QSB. This amount was adjusted to ($107,000) in this restatement. For the year ended December 31, 2002 comprehensive loss, from foreign currency translation adjustments was $1,503,000.

NOTE 8:  SHAREHOLDERS' DEFICIT
-------  ---------------------

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

         On August 22, 2003 the Company completed a private placement financing under which the Company sold 500,000 shares of its common stock at a price of $1.00 per share, and the investors also received a common stock purchase warrant, with an exercise price of $1.50 per share, along with each common share purchased. Neither the common shares nor the warrants are registered for trading at this time. As announced by the Company on September 9, 2003 the proceeds of the offering were to be used to increase the company's working capital. The investors in this private placement included the Company's Chairman and an Outside Director of the Company.

         On October 30, 2003, the Company completed a common stock private placement and issued 3,000,000 shares of Common Stock, This issuance is a subsequent event and is not included in these financial statements, see Note 15.

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

         Effective May 1, 2003, the Company implemented the provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") to expense the fair value of stock options granted to employees. On December 31, 2002, the Financial Accounting Standards Board issued

Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure" ("FAS 148"), which provides alternative methods of transition for entities that change to the fair value method of accounting for stock-based employee compensation. The Company adopted the retroactive restatement method under FAS148 and restated the 2003 results of operations to reflect stock-based employee compensation cost under the fair value accounting method in for all employee awards granted, modified or settled in during the period from May 1, 2003 the date the Stock Option Plan was adopted.

NOTE 10: EARNINGS (LOSS) PER SHARE
-------  -------------------------

         Basic loss per share ("LPS") is computed using the weighted average number of common shares outstanding during the period. Diluted LPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of common stock issuable upon exercise of stock options using the treasury stock method. No adjustments to earnings were made for purposes of per share calculations. The Company has reported a net loss for both the three and nine month periods ended September 30, 2003 and 2002. As a result, 4,175,000 shares of common stock issuable upon exercise of stock options and warrants have been excluded from the calculation of diluted loss per share for both the three and nine month periods ended September 30, 2003 because their inclusion would be antidilutive. At September 30, 2003, outstanding options and warrants to acquire 4,175,000 shares of common stock were not considered potentially dilutive common shares due to the exercise price being higher than the stock price used in the LPS calculation.

NOTE 11: WARRANTS
-------  ---------

         During the nine month period ended September 30, 2003 the Company granted 1,420,000 warrants to purchase a maximum of 1,420,000 whole shares of common stock of the Company at prices ranging from $1.10 to $3.10 per share. The warrants expire at various dates between July 1, 2006 and September 27, 2008.

         This restatement includes fair value of the warrants granted amounting to $507,000 and $202,000, charged to other expenses for the nine-month and three-month periods ended September 30, 2003, respectively.

NOTE 12: OTHER EXPENSES
-------  --------------

         Other expenses consisted of the following:

                                                         Nine Months Ended    Three Months Ended
                                                           September 30,         September 30,
                                                          2003       2002       2003       2002
                                                        -----------------------------------------
Interest expense on debt                                $    304   $    920   $    145   $    410
Reversal of goodwill - Excess of purchase  price over
   carrying value of assets acquired                         707       --         --
Reversal of goodwill - Acquisition costs                   3,186       --         --
Warrants issued for services                                 507       --          202       --
Shares issued for consulting fees                            799       --         --
Consulting fees                                               16       --            4       --
Investor relations marketing expense                         430        430
Reorganization costs                                        --          135       --          135
                                                        -----------------------------------------

                                                        $  5,949   $  1,055   $    781   $    545
                                                        =========================================

NOTE 13: DISCONTINUED OPERATIONS
-------  -----------------------

         Effective March 6, 2003 the Company sold assets relating to the operations of Doblique, Inc., to a third party for cash and has discontinued the business of owning and racing thoroughbred race horses. Accordingly, the results of operations and changes in cash flow of the business have been disclosed separately from those of continuing operations.

NOTE 14:    SUPPLEMENTAL CASH FLOW INFORMATION
-------     ----------------------------------

                                                               Nine months ended       Three months ended
                                                                 September 30,            September 30,
                                                                 2003        2002        2003        2002
                                                              ---------------------------------------------
(a) Supplemental Disclosure of Cash Flow
    information
       Cash paid during the period for interest               $     172   $    --     $      84   $    --
(b) Supplemental Schedule of Non-Cash Investing Activities:
    Share issued for conversion of
    shareholder debt                                          $     100   $    --     $     100   $    --

         There was no cash paid for income taxes during the periods presented.


NOTE 15: SUBSEQUENT EVENTS
--------------------------

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

                    PRO FORMA FINANCIAL STATEMENT INFORMATION

         The following condensed pro forma consolidated statements of operations are based on the assumption that the acquisition of Inyx Pharma Limited took place as of January 1, 2003 and includes the operations of Miza Pharmaceuticals
(UK) Limited ("Miza UK") the predecessor to Inyx Pharma Limited for the period January 1, 2003 to March 7, 2003 and Inyx Pharma Limited for the period March 7, 2003 to September 30, 2003. On March 7, 2003, Inyx Pharma Limited acquired the operating assets of Miza UK from a court appointed Administrator. The acquisition did not include the operations of Miza's Biopharma Division which have been eliminated for the purposes of these pro forma statements.

         For the periods ended September 30, 2003 and 2002, and December 31, 2002, operations relating to the business of the former Doblique, Inc. now Inyx, Inc. have been eliminated from these pro forma statements as if the divestiture of assets and liabilities and the discontinuance of related operations occurred on January 1, 2003 and January 1, 2002, respectively.


                                   INYX, INC.
        Unaudited Pro Forma Condensed Combining Statements of Operations
               For the Nine Month Period Ended September 30, 2003
            (In thousands of U.S. dollars, Except per share amounts)

                                                                                                                    Adjusted
                                                                                        Combined     Pro Forma      Combined
                                              Inyx, Inc.   Inyx Pharma   Miza UK (1)      Total       Adj. (2)       Total

Net revenues                                 $     --      $    8,134    $    2,730    $   10,864    $     (334)   $   10,530
Cost of sales                                      --           6,530         2,269         8,799          (393)        8,406
                                             ----------    ----------    ----------    ----------    ----------    ----------
     Gross profit                                  --           1,604           461         2,065    $       59         2,124

Expenses:
    General and administrative expenses           2,731         1,991           568         5,290           (33)        5,257
    Selling expenses                               --             166            51           217                         217
    Depreciation and amortization                  --             225           228           453           120           573
    Management fees                                (619)          619          --            --                          --
                                             ----------    ----------    ----------    ----------    ----------    ----------

          Total operating expenses                2,112         3,001           847         5,960            87         6,047
                                             ----------    ----------    ----------    ----------    ----------    ----------

Loss from operations before other expenses       (2,112)       (1,397)         (386)       (3,895)          (28)       (3,923)

Other expense:
    Reorganization and administration              --            --              55            55                          55
    Acquisition costs                             1,996         1,897          --           3,893                       3,893
    Shares issued for consulting fees               799          --            --            --                          --
    Investor relations                              430          --            --            --                          --
    Consulting fees                                  16          --            --            --                          --
    Warrants issued for services                    507          --            --             507                         507
    Interest expense                               --             304           176           480           253           733
                                             ----------    ----------    ----------    ----------    ----------    ----------
                                                  3,748         2,201           231         4,935           253         5,188
Loss before income tax benefit
and discontinued operations                      (5,860)       (3,598)         (617)       (8,830)         (281)       (9,111)

Income tax benefit                                 --             510          --             510                         510

Loss from discontinued operations,
net of tax                                          (25)         --            --             (25)                        (25)
                                             ----------    ----------    ----------    ----------    ----------    ----------

Net loss                                     $   (5,885)   $   (3,088)   $     (617)   $   (8,345)         (281)   $   (8,626)
                                             ==========    ==========    ==========    ==========    ==========    ==========


(1) Results of predecessor company, Miza UK, including the operations of Biopharma division which was not included in the acquisition

(2) Interest and depreciation expense are adjusted to reflect the charges related to pro forma debt and net fixed assets as of the closing of the asset acquisition. The activity relating to Biopharma division which was not included in the acquisition is eliminated


                                   INYX, INC.
             Unaudited Pro Forma Combining Statements of Operations
               For the Nine Month Period Ended September 30, 2002
                    (Expressed in thousands of U.S. dollars)

                                                                                                        Adjusted
                                                                              Combined     Pro Forma    Combined
                                                 Inyx, Inc.   Miza UK (1)      Total        Adj.(2)       Total

Net Revenues                                    $     --      $   20,862    $   20,862    $   (2,729)   $   18,133
Cost of sales                                         --          17,325        17,325        (2,698)       14,627
                                                ----------    ----------    ----------    ----------    ----------
         Gross profit                                 --           3,537         3,537           (31)        3,506

Expenses:
     General and administrative expenses              --           5,842         5,842          (325)        5,517
     Selling expenses                                 --             338           338           (17)          321
     Depreciation and amortization                    --             920           920          (153)          767
                                                ----------    ----------    ----------    ----------    ----------

            Total operating expenses                  --           7,100         7,100          (495)        6,605
                                                ----------    ----------    ----------    ----------    ----------
Income from operations before other
  expenses                                            --          (3,563)       (3,563)          464        (3,099)

Other expenses (income) :
     Reorganization and administration                --             135           135          --             135
     Interest expense                                 --           1,258         1,258          --           1,258
                                                ----------    ----------    ----------    ----------    ----------
                                                      --           1,393         1,393          --           1,393
Income before income tax provision
and discontinued operations                           --          (4,956)       (4,956)          464        (4,492)

Income tax benefit                                    --             352           352          --             352
                                                ----------    ----------    ----------    ----------    ----------

Loss from continuing operations                       --          (4,604)       (4,604)          464        (4,140)

Loss from discontinued operations, net of tax          (92)         --             (92)         --             (92)
                                                ----------    ----------    ----------    ----------    ----------

Net income (loss)                               $      (92)   $   (4,604)   $   (4,696)   $      464    $   (4,232)
                                                ==========    ==========    ==========    ==========    ==========


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
                                                                                                         Adjusted
                                                                             Combined      Pro Forma     Combined
                                                 Inyx, Inc.   Miza UK (1)      Total        Adj. (2)      Total

Net Revenues                                    $     --      $   24,644    $   24,644    $   (3,460)   $   21,184
Cost of sales                                         --          20,772        20,772        (3,450)       17,322
                                                ----------    ----------    ----------    ----------    ----------
         Gross profit
                                                      --           3,872         3,872           (10)        3,862
Expenses:
     General and administrative expenses              --           6,850         6,850          (394)        6,456
     Selling expenses                                 --             376           376           (13)          363
     Depreciation and amortization                    --           1,257         1,257        (1,083)          174
                                                ----------    ----------    ----------    ----------    ----------

            Total operating expenses                  --           8,483         8,483        (1,490)        6,993
                                                ----------    ----------    ----------    ----------    ----------
Income from operations before other
    expenses                                          --          (4,611)       (4,611)        1,480        (3,131)

Other expenses (income) :
     Reorganization and administration                --          25,049        25,049          --          25,049
     Interest expense                                 --           1,680         1,680        (1,217)          463
                                                ----------    ----------    ----------    ----------    ----------
                                                                                                            26,729
                                                                    --          26,729        (1,217)       25,512
Income before income tax provision
  and discontinued operations                         --         (31,340)      (31,340)        2,697       (28,643)

Income tax provision                                  --             352           352          (352)         --
                                                ----------    ----------    ----------    ----------    ----------

Loss from continuing operations                       --         (30,988)      (30,988)        2,345       (28,643)

Loss from discontinued operations, net of tax         (113)         --            (113)         --            (113)
                                                ----------    ----------    ----------    ----------    ----------

Net income (loss)                               $     (113)   $  (30,988)   $  (31,101)   $    2,345    $  (28,756)
                                                ==========    ==========    ==========    ==========    ==========


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

         We intend to expand our product development and manufacturing activities into our own lines of prescription and OTC pharmaceutical products, but as of September 30, 2003, we had not yet commercialized or marketed our own products or drug delivery applications. Additionally, a material element of our growth strategy is to expand our existing business through strategic acquisitions of pharmaceutical products and drug delivery technologies which are complementary with our expertise in the aerosol pharmaceutical sector.

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

         Prior to March 2003, we were in the business of owning and racing thoroughbred horses at various major horse racing tracks throughout the United States. In March 2003, the assets of that operation were sold for cash to a third party, and the Company discontinued the business of breeding and racing thoroughbred race horses. On March 26, 2003, we announced that our controlling stockholder had accepted an unsolicited offer to sell a controlling block of 2,250,000 shares of common stock, representing approximately 45% of the
Company's then issued and outstanding shares, to Medira Investments, LLC. As part of that transaction, our controlling stockholder also provided a release and discharge of all liabilities to the Company. At that time, our controlling stockholder was owed approximately $126,000 by the Company. Additionally, on March 26, 2003, we announced that we would pursue strategic investment opportunities in a number of sectors within the pharmaceutical, biotechnology and medical devices industries. Such opportunities would include research and development, manufacturing, distribution, and intellectual property acquisitions.

         On July 1, 2003, we commenced operations of Inyx Canada, Inc., a wholly-owned Canadian subsidiary, which provides management and business development services to our parent company. We do not presently derive any revenues from Inyx Canada.

         On August 26, 2003, we announced that we had filed an original  listing
application  for  our  common  stock  on  the  American  Stock  Exchange.   That
application is presently being reviewed by the Exchange.

         On September 8, 2003, we incorporated a wholly owned Florida incorporated subsidiary, "Inyx Realty, Inc.". This subsidiary provides administrative support services, including leased property management for our Florida offices.

         On September 9, 2003, we announced that we had completed a private placement financing under which we sold 500,000 shares of our common stock at a price of $1.00 per share, and that the investors also received a common stock purchase warrant, with an exercise price of $1.50 per share, along with each common share purchased. The proceeds of the offering will be used to increase our working capital. The investors in this private placement included our Chairman, Dr. Jack Kachkar; an outside director of the Company, Mr. James Douglas Brown; and three of our shareholders.

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

         On March 7, 2003, Inyx Pharma had acquired the majority of the business assets of Miza Pharmaceuticals (UK) Limited ("Miza UK") from a court-appointed Administrator (the United Kingdom equivalent of a Chapter 11 court-appointed trustee), the purchase excluded the operations of Miza UK's Biopharma Division ( the "Biopharma Division"). Through the Miza UK purchase, Inyx Pharma had acquired one aerosol pharmaceutical manufacturing site (the Miza UK Aerosols Division) and a pharmaceutical product development operation (the Miza UK

Development Division). In connection with this acquisition, Inyx Pharma issued approximately $7.1 million in debt to effect the transaction and incurred an additional $1.2 million in acquisition costs.

         We initially recognized approximately $10.7 million of goodwill in these transactions. After further review of the facts and circumstances regarding these transactions, we have concluded that the net assets of Miza UK may have been controlled by parties affiliated to the Company and that the sale of our racehorses, prior to our reverse merger with Inyx Pharma, did terminate our operating activities at the time, rendering Doblique a non-operating public shell. As a consequence, these transactions which initially resulted in the recognition of goodwill have been restated and reflected as capital transactions. Accordingly we have reversed all of the previously recorded goodwill which included approximately $3.9 million in other expenses, $370,000 which was classified under general and administrative expenses, and $6.4 million of additional paid-in capital, that arose from the issuance of shares to Inyx Pharma stockholders.

         In addition, in this restatement, we have changed the presentation of certain non-recurring costs by classifying them as other expenses, instead of including such costs in our general and administrative expenses, and have corrected the original translation of certain items and reclassified certain balances to provide a more comprehensive presentation.

         We have also expensed approximately $1.3 million for stock options and approximately $510,000 for warrants that were granted during the nine-month period ended September 30, 2003, and which had not been previously recorded as expenses.

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

         As of September 30, 2003, we had not utilized any currency-hedging programs. However, as we intend to utilize US-based financing sources, and as the significant majority of our revenues are in Pounds Sterling, we are planning to establish a commercial banking relationship with a major financial institution that will also provide us with currency-hedging advisory including our participation in currency-forward contracts for the purpose of mitigating foreign exchange losses.

RESULTS OF OPERATIONS

Restatement   Of  Three-Month   and  Nine-Month   Periods  (Five  Months  Actual
Operations) Ended September 30, 2003

         As described above, the financial statements for the three-month and nine-month periods ended September 30, 2003 have been restated to reverse approximately $10.7 million of goodwill. Additionally, as a result of corrections to foreign exchange rates, originally used when translating property, plant and equipment (approximately ($150,000)), the value of our total assets as of September 30, 2003 has been reduced from approximately $20.8 million to approximately $10.0 million.

         As a result of corrections to foreign exchange rates originally utilized when translating the amounts of a convertible note (approximately $120,000) and the reclassification of accrued interest, our total liabilities as of September 30, 2003 have been reduced from approximately $12.4 million to approximately $12.2 million.

         Due to the reversal of originally recognized goodwill amounting to approximately $6.4 million of paid-in capital arising from the issuance of stock to Inyx Pharma shareholders, and the issuance of stock options and warrants valued at approximately $1.7 million, our additional paid in capital has been reduced in net by approximately $4.7 million. As a result, as of September 30, 2003, our additional paid in capital has decreased from approximately $11.3 million to approximately $6.6 million.

         As of September 30, 2003, due to the reversal of approximately $10.7 million of goodwill, and the correction to the foreign exchange rates originally used for translation of property, plant and equipment and a convertible note, our originally reported stockholders' equity of $8.5 million has been adjusted to a stockholders' deficit of approximately $2.2 million.

         Additionally, for the nine-month period ended September 30, 2003, we have restated our general and administrative expenses from approximately $4.4 million to approximately $4.7 million. This is a result of the expensing of approximately $1.3 million in employee stock options, and approximately $300,000 in legal and consulting costs associated with our reverse acquisition of Inyx Pharma, previously recorded as goodwill, and now included in our general and administrative expenses. These charges to general and administrative expenses were offset by a classification of approximately $800,000 of consulting costs, primarily associated with the issuance of stock to a consultant, plus approximately $450,000 of non-recurring consulting and investor relations costs from general and administrative expenses into other expenses, thereby increasing our general and administrative costs by approximately $300,000 net. Other expenses are costs that we believe are non-recurring in nature.

         To be consistent with our year-end classification, "Other Expenses" for the nine-month period ended September 30, 2003 have increased from approximately $300,000 to approximately $5.6 million. As noted above, this is due to a classification of approximately $800,000 of consulting costs from general and administrative expenses into other expenses, and approximately $510,000 of costs associated with the expensing of warrants issued for corporate development assistance. Additionally, approximately $3.9 million of acquisition expenses, previously recorded as goodwill, are now included in other expenses.

         As a result of these expenses and the classification of certain items previously recorded as goodwill, our net loss for the three-month period ended September 30, 2003 has increased from an approximate $1.5 million loss to an approximately $2.2 million loss; and for the nine-month period ended September 30, 2003, from an approximate $3.0 million loss to an approximately $9.0 million loss. For the three-month period ended September 30, 2003, based on a weighted average of 25.2 million shares outstanding, basic and fully-diluted, the loss per share has increased from $0.06 loss per share to $0.09 loss per share. For the nine-month period ended September 30, 2003, based on a weighted average of
21.3 million shares outstanding, basic and fully-diluted, the loss per share has increased from $0.18 loss per share to $0.42 loss per share.

Consolidated Results

         The accompanying consolidated financial information includes the accounts of Inyx, Inc. and its wholly-owned subsidiaries, Inyx Pharma Limited, incorporated under the laws of England and Wales; Inyx Canada, Inc., formed as a federally incorporated Canadian corporation; and Inyx Realty, Inc., a Florida corporation. All of the Company's revenues are generated by Inyx Pharma. All inter-company accounts and transactions have been eliminated in consolidation. For the three-month and nine-month periods ended September 30, 2003, we operated in one business segment, contract manufacturing of pharmaceutical products. All other business activities were deemed to be in support of our primary purpose. Segmentation of our business will occur as we move into additional activities discussed herein.

         As noted above, the following discussion of the Company's results of operations for the three-month and nine-month periods ended September 30, 2003 are being restated and focus on the operations of our wholly owned subsidiary, Inyx Pharma, which was acquired on April 28, 2003. Prior to our acquisition of Inyx Pharma, we divested all prior operations conducted as Doblique, Inc. Therefore, the timing and reporting of the acquisition of Inyx Pharma is such that the substance of the discussion centering on our actual results, for the nine-month period ended September 30, 2003, is primarily in reference to approximately five months of operations commencing on April 28, 2003 and ending on September 30, 2003.

         As a consequence, a more extensive comparative analysis of the Company's operations for the three-month and nine-month periods ended September 30, 2003 and September 30, 2002, respectively, can be found in those sections of this discussion dealing with pro forma financial statement information.

Pro Forma Results

         As the Biopharma business was part of Miza UK in 2002, but not acquired by Inyx Pharma on March 7, 2003, the pro forma results of operations for the three-month and nine-month periods ended September 30, 2003 and September 30, 2002, respectively, have been adjusted to eliminate financial results attributable to the Biopharma Division. In a separate column within our financial statements, the operations of the Biopharma Division, for the period prior to the merger, are shown on a stand-alone basis. The results of operations have been presented in this manner to show the Miza UK operation with and without the Biopharma Division in comparing its results of operations, as the predecessor company, to our results of operations. Additionally, interest and depreciation expenses were adjusted to reflect the charges related to pro forma debt and net fixed assets as of the closing of the acquisition of the assets of Miza UK by Inyx Pharma.

         For the nine-month period ended September 30, 2003, the Biopharma Division had net revenues of approximately $335,000, costs of goods sold of approximately $395,000, and total operating expenses of approximately $90,000. For the comparative nine-month period ended September 30, 2002, the Biopharma Division had net revenues of approximately $2.7 million, costs of goods sold of approximately $2.7 million, and total operating expenses of approximately $500,000.

         Prior  to our  acquisition  of  Inyx  Pharma,  we  divested  all  prior operations conducted as Doblique, Inc. Therefore, for the periods ended September 30, 2003 and September 30, 2002, respectively, operations relating to the business of the former Doblique have also been eliminated from our pro forma statements as if the divestiture of assets and liabilities and the discontinuance of related operations of the Doblique business occurred on January 1, 2003 and January 1, 2002, respectively.

Net Revenues

         Net revenues for the three-month and nine-month periods ended September 30, 2003 were approximately $3.1 million and $8.1 million, respectively. These revenues were attributed solely to the newly acquired business of Inyx Pharma and represent approximately five months of business activity from April 28, 2003, the date of our reverse acquisition of Inyx Pharma, to September 30, 2003. In comparison, net revenues for the three months and nine months ended September 30, 2002 were approximately $5.0 million and $20.1 million, respectively.

         The decrease in net revenues for the comparative periods is a result of Inyx Pharma buying the majority of the assets of Miza UK excluding the Biopharma Division out of Administration, and due to the timing of our reverse acquisition of Inyx Pharma on April 28, 2003. Our net revenues for the nine-month period ended September 30, 2003, therefore, only includes approximately five months of operations as compared to nine full months of operations for our predecessor company during the comparative period.

         For the three-month and nine-month periods ended September 30, 2003, our top three customers accounted for $1.3 million or approximately 43% of our total net revenues, and $3.4 million or approximately 42% of our total net revenues, respectively. In comparison, for the three-month and nine-month periods ended September 30, 2002, our predecessor company's top three customers accounted for approximately 63% and 57% of total net revenues, respectively.

         Pro forma net revenues for the nine-month period ended September 30, 2003 were $10.9 million as compared to $20.9 million for the nine months ended September 30, 2002. Pro forma net revenues decreased by approximately $10 million or approximately 48% as compared to pro forma net revenues for the comparable period in 2002. The decrease is primarily attributed to the fact that Inyx Pharma's predecessor company, Miza Pharmaceuticals (UK) Limited ("Miza UK"), was acquired out of Administration. Although most of the customer base was retained, the level of revenues has not yet been restored to the levels experienced by the predecessor company prior to the Administration period.

         Excluding the Biopharma Division, which was not acquired by Inyx Pharma, pro forma net revenues for the pro forma nine-month period ended September 30, 2003 amounted to approximately $10.5 million as compared to approximately $18.1 million for the nine months ended September 30, 2002, a decrease of approximately $7.6 million or approximately 42% for the comparative pro forma period.

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

         The decrease in pro forma net revenues for the nine months ended September 30, 2003 as compared to the comparative period in 2002 is primarily attributed to the fact that Inyx Pharma's predecessor company, Miza UK, was acquired out of Administration. Although most of the predecessor company's customer base was retained, previous levels of net revenues have not yet been restored to the levels experienced by the predecessor company prior to the administration period. This is primarily due to the Administration process where there were a number of business and revenue interruptions due to product release delays and lack of components. This adversely affected customer confidence as clients either halted on-going production requirements and development support projects, or did not initiate new commercial activities due to the business uncertainties of Administration.

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

         Additionally, we have been actively marketing to our customer base and expect revenues from manufacturing and development revenues to be restored to levels experienced by the business assets acquired by Inyx Pharma prior to the Administration period. Excluding the CFC-metered dose inhaler (MDI) manufacturing line, which is being phased into a CFC-free manufacturing system due to environmental requirements, our manufacturing operations are operating at an average 30% of available capacity. Revenues and, therefore capacity utilization, are expected to increase as new customer contracts and purchase orders are obtained. We also expect to be able to increase our manufacturing activities as customers' raw material and component inventory requirements are restored to normal business operational levels. Also, we believe our expertise in converting from CFC to CFC-free aerosol pharmaceuticals, particularly the production of hydrofluoroalkane (HFA) non-ozone-depleting aerosol pharmaceutical products should generate increasing business with increasing demand for such products, due to environmental regulatory requirements.

Cost of Sales

         Cost of sales for the three-month and nine-month periods ended September 30, 2003 amounted to approximately $2.6 million or approximately 85% of net revenues, and approximately $6.5 million or approximately 80% of net revenues, respectively. In comparison, cost of sales for the three months ended September 30, 2002 were approximately $5.5 million or 110% of net revenues, and approximately $17.3 million or approximately 83% of net revenues for the nine months ended September 30, 2002. During September, 2002, our predecessor company had entered the administration period and so revenues were reduced and not sufficient enough to offset the cost of sales during that month.

         Pro forma cost of sales for the nine-month period ended September 30, 2003 amounted to approximately $8.8 million or approximately 81% of net pro forma revenues as compared to pro forma costs of sales of approximately $17.3 million or approximately 83% of net pro forma revenues for the nine months ended September 30, 2002. The cost of goods sold as a percentage of revenues is mostly consistent with the comparative period. In the second half of 2002, our predecessor company entered the administration period which impacted the overall sales levels and reduced operations to an average of 25% of total manufacturing capacity. In addition, our predecessor company started the process of transitioning the Chlorofluorocarbon ("CFC") based respiratory product line, due to environmental regulations. As a result of the CFC transition, the Metered Dose Inhaler ("MDI") line now accounts for less then 15% of overall production at our manufacturing operation. Historically, CFC production also has lower material costs as compared to the non CFC or HFA products.

         Excluding the Biopharma Division, which was not acquired by Inyx Pharma, pro forma cost of sales for the nine-month period ended September 30, 2003 amounted to approximately $8.4 million or approximately 80% of pro forma net revenues, as compared to pro forma cost of sales of approximately $14.6 million or approximately 81% of net revenues for the pro forma nine months ended September 30, 2002.

         Our cost of sales costs are associated with manufacturing and development revenues and include our costs for product components and materials, labor, factory overheads and technical affairs, which includes quality control and quality assurance regulatory support.

         Excluding the administration period, the slight increase in our cost of sales as a percentage of revenues between the comparative periods is mostly due to a reduction of the use of our manufacturing capacity, thereby reducing fixed overhead cost absorption and concomitantly increasing manufacturing costs, on a per unit basis. We expect that our cost of sales to be restored to levels previously experienced by the business assets acquired by Inyx Pharma, prior to the administration period, as more customer contracts are initiated or renewed, and therefore increasing the use of our manufacturing capacity.

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

Gross Profit

         Gross Profit for the three-month and nine-month periods ended September 30, 2003 amounted to approximately $470,000 or approximately 15% of net revenues, and approximately $1.6 million or approximately 20% of net revenues, respectively. In comparison, there was a gross loss for the three months ended September 30, 2002 amounting to approximately $490,000 or negative 9% of net revenues, and a gross profit of approximately $3.5 million or approximately 17% of net revenues for the nine months ended September 30, 2002. During September, 2002, our predecessor company had entered the administration period and so revenues were reduced and therefore not sufficient enough to offset the cost of sales during that month. As a result, there was a gross loss for the three months ended September 30, 2002.

         Pro forma gross profit for the nine-month period ended September 30, 2003 amounted to approximately $2.1 million or 19% of pro forma net revenues as compared to a pro forma gross profit of approximately $3.5 million or approximately 17% of net revenues for the nine months ended September 30, 2002. The pro forma 2003 results include the results of Miza UK's business, which operated in Administration in the first financial quarter of the year.

         Excluding the Biopharma Division, pro forma gross profit for the nine-month period ended September 30, 2003 amounted to approximately $2.1 million or approximately 20% of pro forma net revenues, as compared to approximately $3.5 million in gross profit or approximately 19% of pro forma net revenues for the nine months ended September 30, 2002.

         As a result of the administration process, our predecessor company experienced a significant decline in profitability due to periods of business interruption caused by the lack of materials, components and supplies to manufacture finished goods for customers, as well as a lack of customer marketing and sales efforts.

         Additionally, research and development contract customers were unwilling to continue development projects during the Administration period. Customer product development projects are usually initiated to provide product manufacturing and regulatory support. This type of service usually spans over a period of six months to two years, but due to the uncertainty during the administration period, most clients in the latter part of 2002 and into the first quarter of 2003 either stopped the progress of on-going projects or did not initiate new product development projects. During the three month-period ended September 30, 2003, we commenced a number of such development projects, including those for a non-CFC respiratory product with a leading pan-European generic pharmaceutical manufacturer, and for the development of a dermatology product for another large generic pharmaceutical company.

         We expect that as we continue to meet our clients' product development, commercialization and manufacturing requirements we can continue to build customer confidence in order to improve our profitability in this area.

         Additionally, our research and development contract services have higher gross margins than our contract manufacturing services because we only have to account for our own labor support costs while charging out such professional services we provide to our customers at agreed higher rates. We therefore expect gross profitability levels to increase as more customer contracts are initiated or renewed for our contract development services, particularly for those development products which allow us to increase the utilization of our production capacity by commercializing such products.

         We also believe that we can improve our gross profit margins through the addition of our own pharmaceutical product lines, which we believe may offer greater profit margins than those provided by our contract manufacturing and product development services. Although we do not currently derive any revenues from the sale of our own products, we expect to commence developing and commercializing our own proprietary products in the pharmaceutical aerosol sector by the end of 2004.

General and Administrative Expenses

         General and administrative expenses for the three-month and nine-month periods ended September 30, 2003 were approximately $2.0 million or approximately 64% of net revenues, and $4.7 million or approximately 58% of net revenues, respectively. In comparison, for the three months ended September 30, 2002, general and administrative expenses amounted to approximately $3.5 million or approximately 69% of net revenues, and approximately $5.8 million or approximately 28% of net revenues for the nine months ended September 30, 2002.

         Pro forma general and administrative expenses for the nine-month period ended September 30, 2003 were approximately $5.3 million or approximately 49% of pro forma net revenues, as compared to pro forma general and administrative expenses of approximately $5.8 million or approximately 28% of pro forma net revenues for the nine months ended September 30, 2002. The pro forma general and administrative expenses increased by 21% as a percentage of net revenues between the comparative pro forma periods.

         Excluding the Biopharma Division, pro forma general and administrative expenses for the nine- month period ended September 30, 2003 amounted to approximately $5.3 million or approximately 50% of pro forma net revenues, as compared to approximately $5.5 million in general and administrative expenses or approximately 30% of pro forma net revenues for the nine months ended September 30, 2002.

         The significant increases in the general and administrative expenses for both the actual and pro forma nine-month periods ended September 30, 2003, as compared to the actual and pro forma nine-month periods ended September 30, 2002, are largely attributable to a number of business ramp-up and corporate overhead costs that we had to incur after our reverse acquisition of Inyx Pharma on April 28, 2003. These costs included fees and other costs associated with the hiring of a number of key personnel, consulting, legal and accounting fees, higher insurance costs, and increased business and corporate development activities, including travel and communication expenses.

         In comparison, for the nine months ended September 30, 2002, our predecessor company did not have significant legal, accounting, and consulting fees, or corporate development and public company costs, and therefore, had lower general and administrative expenses.

         The increase in general and administrative expenses between the comparative periods is attributed to the following items: stock option compensation approximated $1.3 million, there was no similar type of compensation in the comparative period; insurance expenses amounted to approximately $400,000 as compared to approximately $230,000 of insurance costs for the comparative period in 2002; corporate and business development costs increased to approximately $475,000, there were no similar costs in the comparative period in 2002; legal and consulting costs associated with our reverse acquisition transaction with Inyx Pharma approximated $300,000, and other legal and accounting fees amounted to approximately $265,000, as compared to approximately $40,000 of such costs during the comparative period in 2002.

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

Selling Expenses

         Selling expenses for the three-month and nine-month periods ended September 30, 2003 amounted to approximately $70,000 or approximately 2 % of net revenues, and approximately $170,000 or approximately 2% of net revenues, respectively. In comparison, selling expenses for the three months ended September 30, 2002 were approximately $120,000 or approximately 2% of net revenues, and approximately $340,000 or approximately 2% of net revenues for the nine months ended September 30, 2002.

         Pro forma selling expenses for the nine-month period ended September 30, 2003 amounted to approximately $220,000 or approximately 2% of pro forma net revenues, as compared to pro forma selling expenses of approximately $340,000 or approximately 2% of net pro forma revenues for the nine months ended September 30, 2002.

         Excluding the Biopharma Division, which was not acquired by Inyx Pharma, selling expenses for the pro forma nine-month period ended September 30, 2003 amounted to approximately $220,000 or approximately 2% of pro forma net revenues, as compared to pro forma selling expenses of approximately $320,000 or approximately 2% of net revenues for the pro forma nine months ended September 30, 2002.

         Selling expenses consist primarily of salaries, commissions and marketing costs associated with the commercial department of our business. As we do not have a sales organization, our selling expenses have remained consistent as a percentage of net revenues between the comparative periods. We expect that our selling expenses will increase slightly as a result of our increasing sales and marketing efforts.

Depreciation and Amortization

         Depreciation and amortization expenses for the three-month and nine-month periods ended September 30, 2003 were approximately $100,000 or approximately 3% of net revenues, and approximately $225,000 or approximately 3% of net revenues, respectively. In comparison, depreciation and amortization expenses for the three months ended September 30, 2002 were approximately $335,000 or approximately 7% of net revenues, and approximately $1.3 million or approximately 6% of net revenues for the nine months ended September 30, 2002.

         Pro forma depreciation and amortization expenses for the nine-month period ended September 30, 2002 amounted to approximately $450,000 or
approximately  4%  of  pro  forma  net  revenues,   as  compared  to  pro  forma
depreciation and amortization expenses of approximately $920,000 or approximately 4% of pro forma net revenues for the nine months ended September 30, 2002.

         Excluding the Biopharma Division, which was not acquired by Inyx Pharma, depreciation and amortization expenses for the pro forma nine-month period ended September 30, 2003 amounted to approximately $575,000 or
approximately  5%  of  pro  forma  net  revenues,   as  compared  to  pro  forma
depreciation and amortization expenses of approximately $770,000 or approximately 4% of net revenues for the pro forma nine months ended September 30, 2002.

         For the comparative periods, our depreciation and amortization expenses are less than our predecessor company's due to the carrying value of our predecessor company's assets prior to the administration period (approximately $16.5 million), as compared to the carrying value of our assets, (approximately $5.0 million).

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

Operating Income or Loss From Operations Before Other Expenses

         Loss from operations before other expenses for the three-month and nine-month periods ended September 30, 2003 amounted to approximately $1.7 million and approximately $3.5 million, respectively. In comparison, the loss from operations before other expenses for the three months ended September 30, 2002 amounted to approximately $4.4 million, and there was a loss from operations before other expenses of approximately $3.9 million for the nine months ended September 30, 2002.

         For the pro forma nine-month period ended September 30, 2003, we had a loss from operations before other expenses of approximately $3.9 million, as compared to a loss from operations before other expenses amounting to approximately $3.6 million for the pro forma nine months ended September 30, 2002.

         Excluding the Biopharma Division, which was not acquired by Inyx Pharma, pro forma loss from operations before other expenses for the nine-month period ended September 30, 2003 amounted to approximately $3.9 million, as compared to a pro forma loss from operations before other expenses of approximately $3.1 million for the nine months ended September 30, 2002.

         There was a slightly higher loss from operations before other expenses during the comparative periods in 2002 as our predecessor company, Miza UK, had entered the administration period in September, 2002, thereby adversely affecting revenues and profitability. During the administration process, the financial performance of those business assets acquired by Inyx Pharma, were adversely affected due to administration costs, the lack of components and supplies, and subsequent shipping delays to customers.

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

Other Expenses

         Other expenses for the three-month and nine-month periods ended September 30, 2003 were approximately $780,000 or approximately 25% of net revenues, and approximately $5.9 million or approximately 73% of net revenues, respectively. In comparison, other expenses amounted to approximately $545,000 or approximately 11% of net revenues for the three months ended September 30, 2002, and approximately $1.1 million or approximately 5% of net revenues for the nine months ended September 30, 2002.

         Other expenses for the pro forma nine-month period ended September 30, 2003 amounted to approximately $4.9 million or approximately 45% of pro forma net revenues, as compared to other expenses of approximately $1.4 million or approximately 7% of net revenues for the pro forma nine months ended September 30, 2002.

         Excluding the Biopharma Division, other expenses for the pro forma nine-month period ended September 30, 2003 were approximately $5.2 million or approximately 49% of pro forma net revenues, as compared to pro forma other expenses of approximately $1.4 million or approximately 8% of pro forma net revenues for the pro forma nine months ended September 30, 2002.

         Other expenses for the three-month period ended September 30, 2003 amounted to approximately $780,000 and were comprised of the following: interest expenses of approximately $145,000; costs associated with specific one-time consultants' fees and investor relations marketing expenses of approximately $435,000; and approximately $200,000 for warrants issued pursuant to various corporate development and consulting agreements. In comparison, other expenses for the three months ended September 30, 2002 amounted to approximately $545,000 and were comprised of interest expenses of approximately $410,000, and administration reorganization costs of approximately $135,000.

         Other expenses for the nine-month period ended September 30, 2003 amounted to approximately $5.9 million and were comprised of the following: interest expenses of approximately $305,000; other non-recurring expenses relating to the reversal of goodwill amounting to approximately $3.9 million; costs associated with specific one-time consultants' fees and corporate investor relations activities amounting to approximately $1.2 million; and approximately $510,000 for warrants issued pursuant to various corporate development and consulting agreements. In comparison, other expenses for the nine months ended September 30, 2002 amounted to approximately $1.1 million and included approximately $920,000 in interest expenses plus approximately $135,000 of administration reorganization costs.

         The other expenses that we have incurred in the three-month and nine-month periods ended September 30, 2003 were primarily related to our reverse acquisition of Inyx Pharma on April 28, 2003, and then subsequently identifying ourselves as a specialty pharmaceutical company. These other expenses include business integration, corporate development and other financing costs, and the subsequent adjustment to reverse these costs as part of the goodwill we originally recognized in that Inyx Pharma reverse acquisition.

         Interest expenses, as part of other expenses for the nine-month period ended September 30, 2003, relate to the Inyx Pharma indebtedness, including working capital obtained by Inyx Pharma, to finance the acquisition of the Miza UK business assets.

Income Tax Benefit

         For the three-month and nine-month periods ended September 30, 2003, our tax benefit, net of valuation allowance, was approximately $220,000 and $510,000, respectively. In comparison, for the nine months ended September 30, 2002, the income tax benefit amounted to approximately $350,000.

         We have not made any provisions for United States federal or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, because it is expected that such earnings will be permanently reinvested in our foreign operations.

Net Income/Loss

         For the three-month and nine-month periods ended September 30, 2003, our net loss amounted to approximately $2.2 million and approximately $9.0 million, respectively. In comparison, for the three months and nine months ended September 30, 2002, net losses in each period amounted to approximately $4.6 million.

         For the pro forma nine-month period ended September 30, 2003, we had a pro forma net loss of approximately $8.3 million, as compared to a pro forma net loss of approximately $4.7 million for the pro forma nine months ended September 30, 2002.

         Excluding the Biopharma Division, which was not acquired by Inyx Pharma, the pro forma net loss for the pro forma nine-month period ended September 30, 2003 was approximately $8.6 million, as compared to a pro forma net loss of approximately $4.2 million for the pro forma nine months ended September 30, 2002.

         The increase on our net loss for the comparative periods has resulted primarily from the transitioning of the CFC production to non-CFC use, in line with the Montreal Protocol; low gross profit margins as we continue our efforts to increase the use of our manufacturing capacity; as well as an increased amount of business and corporate development expenditures required to grow our company and evolve into an integrated pharmaceutical company.

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

         We believe that profitability can be restored to levels experienced by the business assets acquired by Inyx Pharma prior to the Administration period, as more customer contracts are initiated or renewed, and manufacturing capacity utilization is increased, thereby improving gross margins and profitability opportunities.

         We also believe that we can improve gross profit margins through the addition of our own pharmaceutical product lines, which may offer greater profit margins than those provided by our contract manufacturing services. We expect that this strategic business initiative will allow us to earn greater revenues, improve our gross margins, and offset a number of our expenditures, thereby significantly improving our profitability potential.

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

         Additionally, we expect to increase our revenue and subsequently enhance our profitability opportunities through the addition of our own product lines, which we believe can be sold at higher margins in selected pharmaceutical market sectors, through direct sales, and royalty and licensing fees. Although we do not currently derive any revenues from the sale of our own products, we expect to commence developing our own products in the pharmaceutical aerosol sector by the end of 2004. Such products would include generic pharmaceuticals and drug delivery devices.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations primarily through revenues from contract manufacturing and product development contracts, stockholder equity, credit facilities, and the financing of property, equipment and inventory acquisitions. Additionally, we have been dependant on additional funding in the form of stockholder loans for our working capital requirements. As of September 30, 2003, outstanding stockholder loans amounted to approximately $450,000. Approximately $410,000 of this amount was owed to our Chairman. This loan is unsecured and does not bear interest. However, there is no binding obligation for our major stockholders to provide additional future funding.

Capital Resources

         On September 9, 2003 we announced that we had completed a private placement financing under which we sold 500,000 shares of our common stock to certain existing stockholders at a price of $1.00 per share, and that the investors also received a common stock purchase warrant, with an exercise price of $1.50 per share, along with each common share purchased. The proceeds of the offering were used to increase our working capital.

         On November 3, 2003, we filed a Form 8K reporting the completion of a private placement that resulted in final net proceeds of approximately $6.7 million. Financing and related expenses for that financing amounted to $850,000.

         Additionally, in connection with that private placement of $3.0 million in common stock, we granted five-year warrants to purchase up to 1.5 million shares of our common stock at an exercise price of $1.00 per share for half of such warrants and $1.35 for the remainder. While we are not entitled to receive any proceeds from the sale of the warrants or the shares of common stock by the holders of the warrants, we are entitled to receive the exercise price payable per share by each warrant holder in connection with the purchase of the shares of common stock by such holders. Anticipated proceeds are estimated at $1.8 million.

         Also, as additional consideration to Laurus Funds in connection with the private placement of $4.5 million in a 7% Convertible Term Note, we granted Laurus Funds a five-year Common Stock Purchase Warrant to acquire 1,350,000 shares of our common stock at a exercise price of $1.25 per share for the first 450,000 shares, $1.50 per share for the second 450,000 shares and $1.75 per share for the last 450,000 shares. We can call these Warrants for redemption if our stock price has closed above 200% of the strike price for 20 consecutive days. Estimated proceeds from the exercise of these warrants amounts to approximately $2.0 million.

         We  believe  that  our  existing  credit   facilities,   recent  equity
placements and cash generated from operations are sufficient to finance our current operations and working capital requirements on a short-term basis.

However, as a result of the long lead time required to order specialized raw materials and components necessary for the manufacture of some of our customers' products, we may be required to raise additional working capital to support the purchase and storage of such supplies, in order to meet those customers' delivery date requirements. Additionally, as we expect to increase our capital expenditures and proprietary product development spending over the next few years as part of our growth strategy, on a longer-term basis, we may be required to raise additional funds through new borrowings or through the issuance of additional debt or equity securities.

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

Analysis of Cash Flows
----------------------

         Three-Month Period Ended September 30, 2003

         The net cash used in operating activities for the three-month period ended September 30, 2003 was approximately $215,000. The net cash used in operating activities includes a net loss from continuing operations of approximately $2.2 million adjusted by non-cash charges which include depreciation and amortization of approximately $100,000 and net securities issuance costs of approximately $705,000. These securities issuance costs were associated with employee stock options amounting to approximately $505,000 and the issuance of warrants amounting to approximately $200,000. These non-cash charges were offset by a deferred income tax asset of approximately $230,000, consisting of a net loss carried forward. Working capital changes reducing cash flow from operations were due to an increase in our inventory amounting to approximately $240,000. Working capital changes increasing cash flow from operations were due to a decrease in our accounts receivable of approximately $580,000, a decrease in prepaids and other current assets of approximately $165,000, and an increase in our accounts payable and other current liabilities of approximately $940,000.

         Cash used for investing activities for the three-month period ended September 30, 2003 amounted to approximately $2,000.

         The net cash provided by financing activities for the three-month period ended September 30, 2003 was approximately $90,000. In addition to stockholder advances amounting to approximately $400,000, which were provided by our Chairman, we received cash proceeds, net of issuance costs, of approximately $390,000 from a private placement of our common stock and approximately $50,000 due to the issuance of a promissory note. These cash proceeds were offset by debt repayments of approximately $750,000 which were made during the three-month period ended September 30, 2003.

         Nine-Month (Five Months Of Actual Operations) Period Ended September 30, 2003

         The net cash used in operating activities for the nine months period ended September 30, 2003 was approximately $4.7 million. The net cash used in operating activities includes a net loss from continuing operations of approximately $9.0 million adjusted by non-cash charges which include depreciation and amortization of $225,000, and net securities issuance costs of approximately $5.9 million. These costs were associated with the issuance of stock as compensation of services amounting to approximately $2.1 million, the issuance of employee stock options amounting to approximately $1.2 million, the issuance of warrants amounting to approximately $510,000, and a recapitalization of approximately $2.1 million due to the presentation of shareholders equity (deficit) in accordance with reverse acquisition accounting of the Inyx Pharma transaction. These non-cash charges were offset by deferred income taxes of approximately $530,000, consisting of a net loss carried forward. Working capital changes reducing cash flow from operations were due to an increase in our inventory amounting to approximately $1.1 million, an increase in accounts receivable of approximately $2.5 million, and an increase in prepaids and other current assets of approximately $910,000. Working capital changes increasing cash flow from operations were due to an increase in our accounts payable and other current liabilities of approximately $3.2 million.

         The net cash used for investing activities during the nine-month period ended September 30, 2003 amounted to approximately $5.1 million, primarily due to the purchase costs of the fixed assets associated with our reverse acquisition of Inyx Pharma.

         The net cash provided by financing activities for the nine-month period ended September 30, 2003 was approximately $9.7 million. In addition to stockholder advances amounting to approximately $450,000, we received cash proceeds, net of issuance costs, of approximately $390,000 from a private placement of our common stock. Proceeds from the issuance of debt amounted to approximately $9.6 million and consisted of approximately $1.9 million from advances on a line of credit used to support our operations, approximately $3.6 million from the issuance of a long-term debt note, approximately $4.0 million from the issuance of a long-term promissory note, and $50,000 from the issuance of a short-term demand note. The cash provided by the issuance of long term debt amounting to $3.6 million, and proceeds from the issuance of a promissory note amounting to $4.0 million were used for acquisition of the business assets of Miza UK including working capital. The above proceeds were offset with debt repayments amounting to $695,000.

External Sources of Liquidity
-----------------------------

         Our cash needs for the remainder of 2003 will be primarily related to capital expenditures, additional working capital to purchase materials and components to meet increasing production requirements, and the necessary working capital to meet increasing corporate development costs.

         It is anticipated that we may need to spend approximately $2.5 million in capital expenditures on a short-term basis for our Inyx Pharma manufacturing operation. As a result of renewed customer contracts, new customer purchase orders, increasing corporate development and marketing costs, we will also require an additional $2.5 million in short-term working capital. Approximately $1.5 million of working capital will be utilized to purchase raw materials and components in advance to complete customers' production requirements. The remainder of the working capital is required to meet our increasing corporate costs as we expand our business and corporate development programs, including investor relation expenses, acquisition due diligence costs and consulting fees.

         For the three-month and nine-month periods ended September 30, 2003, our existing credit facilities and capital resources were sufficient to fund the capital we required to adequately operate our business. However, on both a short-term and long-term basis, we will be required to continually raise capital through additional borrowings or the issuance of additional debt or equity securities in order to operate our business and implement our business and growth strategies.

SUBSEQUENT EVENTS

         On October 16, 2003, we announced the appointment of Mr. Orestes Lugo as an outside board member to our Board of Directors. At that time, we also announced that Mr. Lugo, a certified public accountant, would chair our audit committee. Our audit committee is now represented by two outside directors, Mr. Lugo and Mr. Douglas Brown.

         On October 29, 2003, we closed the private placement of $4.5 million through a 7% Convertible Term Note which is due October 29, 2006. The Convertible Term Note is secured by a lien on our assets and the outstanding and issued stock of our principal operating unit, Inyx Pharma, Ltd. Monthly payments of principal plus interest on the unpaid balance at the annual rate of 7% will be payable monthly beginning March 1, 2004. We have the option to issue common stock in lieu of debt service payments at the then-market price of the stock. In addition, at the option of the holder, the debt may be converted into common stock at a fixed conversion price of $1.00 per share. As additional consideration, the holder of the Convertible Term Note was issued a five-year Common Stock Purchase Warrant to acquire 1,350,000 shares of common stock at a exercise price of $1.25 per share for the first 450,000 shares, $1.50 per share for the second 450,000 shares and $1.75 per share for the last 450,000 shares. The Company can call these Warrants for redemption if our stock price has closed above 200% of the strike price for 20 consecutive days.

         On October 30, 2003, we closed the private placement of $3.0 million in common stock. The common stock placement, which commenced October 9, 2003, has resulted in the issuance of 3,000,000 shares to a group of institutions and other accredited investor purchasers. In addition to the common shares, the purchasers received a five-year Stock Purchase Warrant to buy one share of common stock for each two shares acquired in the placement, at a price of $1.00 per share for half of such warrants and $1.35 for the remainder. The Company can call these Warrants for redemption if the Company' stock price has closed above 200% of the strike price for 20 consecutive days.

Item 6.  Exhibits and Reports on FORM 8-K.

         (a)      Exhibits

         31.1 Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.




                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

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