Form 10QSB
period 2004-06-30
INYX INC
filed 2004-08-16
CIK 1114241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of August 6, 2004: 28,790,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

Include whether Registrant is an accelerated filer:    Yes [ ] No [X]


                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements

                                   INYX, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)
        (Expressed in thousands of U.S. dollars except for share amounts)


                                                                 June 30,     December 31,
                                                                  2004            2003
                                                              ----------------------------
                                     Assets
                                     ------
Current assets:
    Cash                                                      $         36    $        796
    Accounts receivable, net                                         1,475           3,395
    Inventory, net                                                   1,100           1,089
    Prepaid expenses and other current assets                        3,770           1,089
                                                              ----------------------------
        Total current assets                                         6,381           6,369
                                                              ----------------------------

Property, plant and equipment, net                                   4,991           5,183
Deferred financing costs, net and other assets                       1,247             905
Deferred tax asset                                                   1,687           1,294
                                                              ----------------------------
                                                                     7,925           7,382
                                                              ----------------------------

        Total assets                                          $     14,306    $     13,751
                                                              ============================

                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
    Bank overdraft                                            $         51    $       --
    Borrowings under revolving line of credit                        4,496           3,133
    Accounts payable                                                 3,374           2,178
    Accrued expenses and other current liabilities                     924             996
    Current portion of long-term debt                                1,063           1,483
                                                              ----------------------------
        Total current liabilities                                    9,908           7,790
                                                              ----------------------------

Long term debt, net of current portion                              10,283           7,439
                                                              ----------------------------
        Total liabilities                                           20,191          15,229
                                                              ----------------------------

Stockholders' deficit:
    Preferred stock - $0.001 par value, 10,000,000 shares
    authorized -0- shares issued and outstanding                      --              --
    Common stock - $0.001 par value, 150,000,000 shares
    authorized, 28,790,000 shares issued
    and outstanding                                                     29              29
    Additional paid-in capital                                      12,499          11,584
    Accumulated deficit                                            (17,651)        (12,696)
    Subscriptions receivable                                          (393)           (100)
    Accumulated other comprehensive loss -
       foreign currency translation adjustment                        (369)           (295)
                                                              ----------------------------
        Total stockholders' deficit                                 (5,885)         (1,478)
                                                              ----------------------------

        Total liabilities and stockholders' deficit           $     14,306    $     13,751
                                                              ============================


The accompanying notes are an integral part of these consolidated financial statements.


                                   INYX, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
       (Expressed in thousands of U.S. dollars, except per share amounts)


                                             Six Months Ended June 30,     Three Months Ended June 30,
                                               2004            2003            2004            2003
                                           ------------------------------------------------------------
Net revenues                               $      7,300    $      7,798    $      2,774    $      5,068
Cost of sales                                     6,821           6,202           2,910           3,933
Rsearch and development                             399            --               112            --
                                           ------------------------------------------------------------
        Gross profit                                 80           1,596            (248)          1,135

Expenses:
     General and administrative expenses          4,102           3,313           1,998           2,745
     Selling expenses                               160             147              76              96
     Depreciation and amortization                  476             356             242             128
                                           ------------------------------------------------------------

            Total operating expenses              4,738           3,816           2,316           2,969
                                           ------------------------------------------------------------

Loss from operations before
     other expenses                              (4,658)         (2,220)         (2,564)         (1,834)

Other expenses                                      690           5,399             470           5,168
                                           ------------------------------------------------------------

Loss before income tax benefit
and discontinued operations                      (5,348)         (7,619)         (3,034)         (7,002)

Income tax benefit                                  393             288            --               288
                                           ------------------------------------------------------------

Loss from continuing operations                  (4,955)         (7,331)         (3,034)         (6,714)

Loss from discontinued operations                  --               (25)           --              --
                                           ------------------------------------------------------------

Net loss                                   $     (4,955)   $     (7,356)   $     (3,034)   $     (6,714)
                                           ============================================================

Loss per share of common stock
     outstanding-basic and fully diluted   $      (0.17)   $      (0.38)   $      (0.11)   $      (0.30)
                                           ============================================================

Weighted-average number of shares
  outstanding - basic and fully diluted      28,747,582      19,322,099      28,747,582      22,607,692
                                           ============================================================


The accompanying notes are an integral part of these consolidated financial statements.



                                   INYX, INC.
           Consolidated Statements of Changes in Stockholders' Equity
                          and Other Comprehensive Loss
                                   (Unaudited)
                    (Expressed in thousands of U.S. dollars)
                     For the six months ended June 30, 2004


                                                                                              Accumu-
                                                                                               lated
                                                                                               Other
                                             Common Stock        Additional       Stock       Compre-       Accumu-
                                       Number of                   Paid-in    Subscription    hensive        lated
                                        Shares      Par Value      Capital     Receivable       loss        Deficit         Total
                                      ----------    ----------   ----------    ----------    ----------    ----------    ----------
Balance at December 31, 2003              28,525    $       29   $   11,584    $     (100)   $     (295)   $  (12,696)   $   (1,478)

Issuance of Stock for options
  exercised in January 2004                  765             0          291          --            --            --             370
  (net of shares returned
   to treasury)
Issuance of stock options                   --            --            161          --            --            --             161

Return of shares into treasury               (60)         --            (79)         --            --            --             (79)

Subscription receivable                     --            --           --            (293)         --            --            (293)

Warrants issued for financing fees          --             414         --            --            --             414

Warrants issued for consulting fees         --            --             50          --            --            --              50

Net loss for the period                     --            --           --            --            --          (4,955)       (4,955)

Foreign currency translation
   adjustment                               --            --           --            --             (74)         --             (74)

                                      ----------    ----------   ----------    ----------    ----------    ----------    ----------
Balance at June 30, 2004                  28,790    $       29   $   12,499    $     (393)   $     (369)   $  (17,651)   $   (5,885)
                                      ==========    ==========   ==========    ==========    ==========    ==========    ==========









The accompanying notes are an integral part of these consolidated financial statements.


                                   INYX, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                    (Expressed in thousands of U.S. dollars)



                                                                            Six Months Ended June 30,    Three Months Ended June 30,
                                                                              2004           2003           2004           2003
                                                                           -----------    -----------    -----------    -----------
Cash flows from operating activities:
      Net loss for the period                                              $    (4,955)   $    (6,739)   $    (3,034)   $    (6,714)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation                                                             276            128            124            128
          Amortization of financing costs                                          200           --              118           --
          Deferred tax asset                                                      (393)          (299)          --             (299)
          Reserve for inventory obsolescence                                      (217)          --             (603)          --
          Provision for bad debt                                                   111           --               52           --
          Stock option compensation                                                161            747             95           --
          Issuance of stock for services                                          --            2,103           --            3,155
          Warrants issued for financing  fees                                      414           --               45           --
          Issuance of warrants                                                      50            305             50           --
          Issuance of shares for exercise of stock options                         290           --             --             --
          Issuance of stock in recapitalization                                   --            2,081           --            2,081
          Subscription receivable                                                 (293)          --             --             --
      Changes in assets and liabilities:
          (Increase) decrease in accounts receivables                            1,809         (3,127)         1,710         (3,127)
          (Increase) decrease in inventory                                         206           (845)           418           (845)
          (Increase) decrease in prepaid and other current assets               (2,728)        (1,074)        (1,384)        (1,073)
          Increase in bank overdraft                                                51           --               51           --
          Increase (decrease) in accounts payable and accrued liabilities        1,400          2,237          1,265          2,237
          Increase (decrease) in deferred revenue                                 (276)          --              (85)          --
          Increase in deferred financing costs                                    (495)          --              (19)          --
                                                                           -----------    -----------    -----------    -----------

Net cash used in continuing operations                                          (4,389)        (4,483)        (1,197)        (4,457)

Net cash provided from discontinued
operations                                                                        --               60           --             --
                                                                           -----------    -----------    -----------    -----------

                  Net cash used in operating activities                         (4,389)        (4,423)        (1,197)        (4,457)
                                                                           -----------    -----------    -----------    -----------

Cash flows from investing activities:
      Purchase of fixed assets                                                     (84)        (5,131)           (26)        (5,131)
                                                                           -----------    -----------    -----------    -----------

                  Net cash  used in investing activities                           (84)        (5,131)           (26)        (5,131)
                                                                           -----------    -----------    -----------    -----------

Cash flows from financing activities:
      Advances by stockholder                                                     --               50           --              109
      Borrowings under revolving line of credit                                  3,363          2,294            157          2,294
      Proceeds from issuance of long term debt                                     500          3,593            500          3,593
      Repayment of long term debt                                                 --             (328)          --             (328)
      Proceeds from issuance of promissory note                                   --            4,013           --            4,013
      Repayment of capital lease obligation                                        (76)          --              (42)          --
                                                                           -----------    -----------    -----------    -----------

                  Net cash provided by financing activities                      3,787          9,622            615          9,681
                                                                           -----------    -----------    -----------    -----------

Effect of foreign exchange rate changes
      on cash and cash equivalents                                                 (74)           (62)          (109)           (62)
                                                                           -----------    -----------    -----------    -----------

Change in cash                                                                    (760)             6           (717)            31
Cash at beginning of period                                                        796             25            753           --
                                                                           -----------    -----------    -----------    -----------

Cash at end of period                                                      $        36    $        31    $        36    $        31
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

         On March 7, 2003, Inyx Pharma acquired the majority of the pharmaceutical business assets of Miza Pharmaceuticals (UK) Ltd. ("Miza UK") out of Administration, a United Kingdom form of Chapter 11 bankruptcy protection and reorganization. Prior to this transaction Inyx Pharma was a non-operating public shell corporation with nominal net assets. This transaction was accounted for as the reorganization of entities under common control with no reorganization of goodwill.

         As the Biopharma Division was part of Miza UK but not acquired by Inyx Pharma on March 7, 2003, its results of operation are eliminated for comparative purposes in the pro forma financial results. The results of operations have been presented in this manner to show the Miza UK operation with and without the Biopharma Division in order to compare its results of operations, as the predecessor company, to Inyx.

         Additionally, for the comparative six months ended June 30, 2003, operations relating to the business of the former Doblique, Inc., now Inyx, Inc., have been eliminated from the pro forma statements as if the divestiture of assets and liabilities and the discontinuance of the thoroughbred operation occurred on January 1, 2003.

         Inyx currently manages and operates its business as one operating segment.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------   ------------------------------------------

a)       Unaudited Consolidated Interim Financial Statements

         The accompanying consolidated financial statements include the accounts of Inyx and its wholly owned subsidiaries: Inyx Pharma Limited, an operating company formed under the laws of England and Wales; Inyx Canada, Inc., a federally incorporated Canadian corporation; and Inyx Realty, Inc., a Florida corporation through the date of disposition of April 14, 2004. On April 14, 2004, Inyx Realty, Inc. was sold to a related party for nominal consideration.

         All inter-company accounts and transactions have been eliminated in consolidation.

         The accompanying consolidated financial statements for the six months and three months ended June 30, 2004 and 2003 are unaudited but, in the opinion of management, include all necessary adjustments (consisting of normal, recurring nature) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the six months ended June 30, 2004 are not necessarily indicative of operating results to be expected for a full year.

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

c)       Accounts Receivable

         Accounts receivable are stated at net realizable value, net of an allowance for doubtful accounts. Periodically, management reviews all accounts receivable and based on an assessment of whether they are collectible, estimates the portion, if any, of the balance that will not be collected in order to establish an allowance for doubtful accounts. Such allowance was based on the specific identification of accounts deemed uncollectible as of June 30, 2004. The provision for the allowance for doubtful accounts is included in General and Administrative expenses, in the accompanying consolidated statement of operations.

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

f)       Business Combinations

         The Company accounts for business combinations in accordance with FASB 141 Business Combinations. Business combinations with public shells or related entities have been accounted for as capital transactions without the recognition of goodwill, whereas business combinations that do not meet the latter criteria are accounted for under the purchase method, where any excess of the purchase price over the estimated fair value of net assets acquired is recorded as goodwill. FASB 141 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually by comparing carrying value to the respective fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 142,
Goodwill and Other Intangible Assets (SFAS 142). This pronouncement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment by assessing the recoverability of the carrying value. As of January 1, 2003, the Company adopted the provisions of SFAS 141 and SFAS 142.

g)       Deferred Financing Costs

         Costs directly associated with obtaining financing are capitalized and amortized on a straight-line basis over the estimated life of the financing arrangement.

h)       Impairment of Long Lived Assets

         The Company reviews the carrying value of its long lived assets, whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the assets by estimating the future net cash flows expected to result from the assets, including eventual disposition. If the future net cash flows are less than the carrying value of the assets, an impairment loss is recorded, equal to the difference between the asset's carrying value and its fair value. In performing such reviews, management takes into consideration the current operating levels including any idle capacity, alternative uses for production utilizing current equipment, and growth trends and industry projections.

i)       Financial Instruments

         Financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, borrowings under the revolving line of credit and loans payable. Non-derivative financial instruments include letters of credit, commitments to extend credit and guarantees of debt. There were no derivative financial instruments at June 30, 2004. The carrying values of these financial instruments approximate their fair market value as of June 30, 2004.

j)       Revenue Recognition

         The Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) product delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Revenues are recognized FOB shipping point, when products are shipped, which is when legal title and risk of loss is transferred to the Company's customers, and is recorded at the net invoiced value of goods supplied to customers after deduction of sales discounts and sales and value added tax, where applicable. In situations where the Company receives payment in advance of the performance of research and development services, such amounts are deferred and recognized as revenue as the related services are performed. For the six month period ended June 30, 2004 and for the year ended December 31, 2003 deferred revenues amounting to approximately $73,000 (2003-$274,000) and 351,000 respectively, are included in Accrued Expenses and Other Liabilities.

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

k)       Loss per Share

         The Company follows the guidelines of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128) in calculating its loss per share. Basic loss per share ("LPS") is computed using the weighted average number of common shares outstanding during the period. Diluted LPS is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of common stock that is issuable upon the exercise of stock options and warrants using the treasury stock method. No adjustments to earnings were made for purposes of per share calculations. The Company has reported a net loss for the six and three months ended June 30, 2004 and 2003. As a result, 10,547,500 (2003- 3,055,000) shares of common stock, which may be issued upon exercise of stock options and warrants respectively, have been excluded from the calculation of diluted loss per share, for both the six and three month periods ended June 30, 2004 and 2003, because their inclusion would be anti-dilutive.

l)       Stock Based Compensation

         On May 1, 2003, the Company adopted a Stock Option Plan that provides for the granting of incentive stock options and non qualified stock options for the benefit of employees, officers, consultants, directors and persons who the Company believes may have made a valuable contribution to the Company. The total number of shares that may be issued under the plan amounts to 5,000,000. The exercise price per share must be at least equal to the fair market price at the time of grant. There were 260,000 stock option granted, 325,000 options exercised and 350,000 options cancelled during the six months ended June 30, 2004. As of June 30, 2004, there were 4,385,000 stock options outstanding at a weighted average exercise price of $1.11 per share. As of June 30, 2004, the number of exercisable options is 3,390,000.

         The Company applies the fair value method of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ( SFAS No.
123) in accounting for its stock option plan. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of all options granted has been charged to salaries, wages, and benefits in accordance with SFAS No. 123 .

m)       Concentration of Credit Risk

         The Company obtains detailed credit evaluations of customers generally without requiring collateral, and establishes credit limits as required.
Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit risk losses and maintains an allowance for anticipated losses. For the six and three months ended June 30, 2004 and 2003, the Company's three largest customers accounted for 52% (2003- 44%) and 40% (2003 44%) of net revenues and 53% (2003- 49 %) of net receivables, respectively. The loss of any of these customers may have a material adverse effect on the operations of the Company.

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


NOTE 3:  ACCOUNTS RECEIVABLE, NET
------   ------------------------

         Accounts receivable consists of the following:



                                                      June 30,      December 31,
                                                        2004            2003
                                                    ----------------------------
Trade receivables                                   $      1,777    $      3,586
Less allowance for doubtful accounts                        (302)           (191)
                                                    ----------------------------
                                                    $      1,475    $      3,395
                                                    ============================

                  There were no write-offs during the six and three months ended
         June 30, 2004.



NOTE 4:  INVENTORY, NET
------   --------------

         Inventory is comprised of the following:


                                                     June 30,      December 31,
                                                       2004            2003
                                                   ----------------------------
                                                                   $        197
Finished goods                                     $         15
Work in process                                             153             266
Raw materials                                             1,174           1,015
                                                   ----------------------------
                                                          1,524           1,296
Less provision for obsolescence                            (424)           (207)
                                                   ----------------------------
                                                   $      1,100    $      1,089
                                                   ============================


NOTE 5:  PREPAID EXPENSES AND OTHER CURRENT ASSETS
------   -----------------------------------------

         Prepaid expenses and other current assets consist of the following:

                                                            June 30,     December 31,
                                                              2004           2003
                                                          ---------------------------
Prepaid refundable deposit for equipment (a)              $      1,205   $       --
Prepaid refundable deposit for business development (b)          1,342           --
Prepaid vendor invoices                                            133            347
Deferred Development costs                                         200           --
Prepaid refundable deposit for acquisition candidate              --               71
Deferred legal and consulting fees                                 530            152
Prepaid rent                                                        60             71
Prepaid property tax                                              --               55
Prepaid insurance                                                   13            128
Sales tax receivable, net                                          157            132
Other prepaid expenses                                             130            133
                                                          ---------------------------
                                                          $      3,770   $      1,089
                                                          ===========================

         (a) The Company's subsidiaries will be providing manufacturing technology transition consulting services to the country of Cuba on behalf of the United Nations Development Program ("UNDP"). Consulting services to be provided include the installation of manufacturing facilities, equipment, and systems to manufacture CFC-free or hydrofluoroalkane ("HFA") aerosol based respiratory inhalers for the treatment of asthma and chronic obstructive respiratory disease conditions. As the parent company is a U.S. corporation and because certain involved members of the Company's management team are U.S. residents, to perform on the contract, the Company's subsidiaries require United States government business authorizations and export permits to do business in that developing nation. Due to political events or changes to U.S. government laws, the U.S. government may not continue to provide the Company's subsidiaries with the necessary permits and authorizations they require to provide consulting services in that developing country. The failure to receive or sustain such authorizations or permits may have a material adverse affect on any costs, expenses, or prepaid fees and deposits that the Company and its subsidiaries may have incurred or will incur in relation to this consulting contract, or the subsidiaries' abilities to continue to provide their services to that developing country. Additionally, although the Company's subsidiaries will be paid directly by the UNDP through a series of progress payments, they are subject to risks of doing business in a developing country, including dealing with import or export licensing requirements; difficulties in enforcing aspects of the Company's subsidiaries' contracts with the UNDP and that country; difficulties in protecting intellectual property; unexpected changes in regulatory requirements; legal uncertainty regarding liability, tax, tariffs and other trade barriers; foreign exchange controls and other currency risks; inflation; challenges to credit and collections; expropriation; and local government instability, war, riots, insurrections and other political events.

         (b) The Company has commenced the development of its own proprietary pharmaceutical products for respiratory, dermatological, topical and cardiovascular drug delivery applications. The Company has not yet obtained the required regulatory approvals to market such products



NOTE 6:  PROPERTY, PLANT AND EQUIPMENT, NET
------   -----------------------------------

         Property, plant and equipment consisted of the following:

                                                     June 30,      December 31,
                                                       2004            2003
                                                   ----------------------------
                                                                   $        546
Land                                               $        546
Buildings                                                 1,059           1,059
Machinery, equipment and office furniture                 3,541           3,524
Computer hardware & software                                 86              19
                                                   ----------------------------
                                                          5,232           5,148
Less accumulated depreciation                              (588)           (340)
                                                   ----------------------------
                                                          4,644           4,808

Computer hardware & software under capital lease            382             382
Less accumulated amortization                               (35)             (7)
                                                   ----------------------------
                                                            347             375

                                                   ----------------------------
                                                   $      4,991    $      5,183
                                                   ============================

         For the six and three months ended June 30, 2004 and 2003, depreciation of property, plant and equipment was approximately $248,000 (2003-$128,000) and $110,000 (2003-$128,000) respectively. Amortization for equipment under capital leases was approximately $28,000 (2003-$0) and $14,000 (2003-$128,000) for the
six and three months ended June 30, 2004 and 2003 respectively.


NOTE 7:  DEFERRED FINANCING COSTS, NET AND OTHER ASSETS
------   ----------------------------------------------

         Deferred financing costs, net and other assets are comprised of deposits on office space of $28,000 and deferred financing costs of $1,202,000 associated with the Company's issuance of equity and convertible debt securities and other assets approximating $17,000. For the six and three months ended June
30, 2004 and 2003, the  amortization of deferred  financing  costs  approximated
$200,000 (2003-$0) and $118,000 (2003-$0).



NOTE 8:  BORROWINGS UNDER REVOLVING LINE OF CREDIT
------   -----------------------------------------

         The Company has a $6.5 million revolving line of credit with a financial institution, which is renewable in December 2006. Advances under this facility, amounting to approximately $6.5 million at June 30, 2004, are collateralized by accounts receivables based on an agreed formula and all other assets of the Company. The Company has the option of paying interest on these borrowings in cash or by issuing common stock. Interest on these borrowings is payable monthly at prime plus 3% with a minimum of 7% on the outstanding balance. As of June 30, 2004 the total amount of interest outstanding on this note amounted to approximately $156,000. Subsequent to June 30, 2004 the Company paid approximately $118,000 of the interest and received a deferral from its lender for the remaining balance of accrued interest until August, 2004.



NOTE 9:  LONG TERM DEBT, NET OF CURRENT PORTION
------   --------------------------------------

         Long-term debt, net of current portion consists of the following:

                                                                                June 30,     December 31,
                                                                                  2004           2003
                                                                              ---------------------------
7% convertible term note due to financial institution, collateralized by      $      5,000   $      4,500
accounts receivable and other assets of the Company (a)

Uncollateralized 6% convertible promissory note due to customer,(b)                  4,013          4,013

Uncollateralized 18% demand notes due to stockholders, principal and
interest due on demand                                                                 100            100

Capital lease obligations, due to financial institutions, collateralized by software and equipment, due in monthly installments of $14,000 including
interest of 10% to 27%, through 2006 (c)                                               233            309
                                                                              ---------------------------
                                                                                     9,346          8,922

Less current portion                                                                 1,063          1,483
                                                                              ---------------------------
Debt, net of current portion                                                  $      8,283   $      7,439
                                                                              ===========================


(a) The principal is due in monthly installments of $140,625 starting in April of 2004 through November of 2006, while interest on unpaid balances is payable monthly. The Company has the option to issue common stock in lieu of debt service payments at the then-market price of the stock. In addition, at the option of the holder, the debt may be converted into common stock at a fixed conversion price of $0.80 to $1.00 per share. In April 2004, the Company received a thirty day waiver from the holder on the first principal payment due which was subsequently further extended to November 1, 2004. In addition, the total amount of interest due on the note amounting to approximately $160,000 as at June 30, 2004 has been deferred to be paid in August, 2004. As consideration for the waiver of principle payment the Company agreed to issue a five year Common Stock Purchase Warrants to the financial institution to purchase 695,000 shares of common stock at an exercise price of $0.81 per share.

         The principle amount of this collateralized 7% convertible term note was increased by another $500,000 on May 27, 2004. As consideration for the increase the Company issued a five year Common Stock Purchase Warrant to the financial institution to purchase 82,500 shares of common stock at exercise prices ranging from $1.00 to $1.40 per share.

         The principle amount of this collateralized 7% convertible term note was increased by another $500,000 on May 27, 2004. As consideration for the increase the Company issued a five year Common Stock Purchase Warrant to the financial institution to purchase 82,500 shares of common stock at exercise prices ranging from $1.00 to $1.40 per share.

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

(c) The Company leases computers and furniture under capital leases that expire at various dates through 2006. The recognition of these assets and liabilities in the accompanying financial statements did not result in cash payments by the Company. Interest rate ranging from 10% to 28%.

         As at June 30, 2004 and December 31, 2003, the principal installments payable on the debt are as follows:

                                                       June 30,     December 31,
                                                         2004           2003
                                                     ---------------------------
 2004                                                $      1,063   $      1,483
 2005                                                       1,787          1,787
 2006                                                       2,483          1,639
 2007                                                       4,013          4013
                                                     ---------------------------
Total                                                $      9,346   $      8,922
                                                     ===========================


NOTE 10: SUBSEQUENT EVENTS
-------  -----------------

         On July 1, 2004, the Company entered into a strategic alliance agreement. Under the agreement, the Company will collaborate with its partner in the identification, acquisition and development of intellectual property that it may require to implement its business initiatives in the aerosol pharmaceutical and drug delivery sector. Pursuant to this agreement, in August 2004 the Company issued 31,579 restricted shares of common stock.

         On July 1, 2004 the Company received a payment deferral until August, 2004 on the total amount of interest outstanding on the borrowings under its revolving line of credit of approximately $156,000 as at June 30, 2004. The Company also received from the same lender, a deferral, until August, 2004, on approximately $160,000 interest due on its convertible note with the lender. Subsequent to June 30, 2004 th Company has paid approximately $118,000 of that interest.

         On July 1, 2004, subsequent to a cancellation of 227,500 stock options the Company granted an aggregate of 292,500 incentive stock options. The fair value of these options was estimated using the Black-Scholes option pricing model, with the following weighted average assumptions; risk free rate of 3.14, volatility factor of 0.66, and dividend yield of 0%. The fair value assigned to these options approximated $139,000.

         On July 2, 2004, the Company granted a total of 1,500,000 warrants to an entity related to Company's Chairman, and his spouse. These five-year warrants were granted pursuant to various business development services provided to the Company and allow the holder to purchase our common stock at a price of $0.90 per share. The fair value of these warrants was estimated using the Black-Scholes option pricing model, with the following weighted average assumptions: risk free interest rate of 3.14, a contractual life of four years, volatility factor of 0.66 and dividend yield of 0%. The fair value assigned to these warrants approximated $367,000.

         In July, 2004, the Company issued promissory notes to two of its executives and an outside Director, amounting to $700,000 and bearing interest of 7% per annum. As additional consideration for the loans, the Company granted a five-year warrant to the lenders to purchase an aggregate of 700,000 shares of its common stock at a price of $0.80 per share. Net proceeds from these loans, amounting to $695,000, were used for working capital purposes.

         On July 22, 2004, the Company signed a letter of intent with a European-based specialty pharmaceutical company to acquire a patented, novel platform technology that will enable the Company to effectively develop inhalation-therapy drugs, including combination drugs, delivered in aerosol formats. The Company is presently completing its due diligence on that intellectual property acquisition and expects to complete the transaction by September 22, 2004.

         On July 30, 2004, the holder of the Company's $5.0 million convertible note, extended the Company's waiver until November 1, 2004 amounting to approximately $563,000 due under that note. As consideration for that waiver, the Company agreed to issue the note holder a five-year Common Stock Purchase Warrant to purchase 695,000 shares of its common stock at an exercise price of $0.81 per share.

         On August 3, 2004, the Company closed, in a private placement to six institutional investors, the sale of 1,358,025 shares of its common stock for $1.1 million. Investors in the offering also received five-year warrants to purchase in the aggregate 1,358,025 shares of common stock, which warrants are exercisable at an exercise price of $1.01 per share. There is a performance feature related to the warrants, whereby during the warrant term the exercise price shall be increased by certain percentage based on an agreed upon formula. The warrants also contain certain weighted average anti-dilution rights which terminate at different time intervals.


NOTE 11: STOCKHOLDERS' EQUITY
-------  --------------------

         The stockholders' equity information presented in these consolidated financial statements reflect the retroactive recognition of the effect of the reverse acquisition transaction with Inyx Pharma. (See Note 1).

         In January, 2004, pursuant to an exercise of 325,000 options the Company issued 200,000 shares of common stock at $1.10 per share and 65,000 shares of common stock at $1.20 per share, in addition the Company received 60,000 shares as partial consideration for this exercise which were returned into treasury.

         During the six and three month periods ended June 30, 2004, the Company recorded approximately $161,000 and $66,000 respectively, of additional paid-in capital resulting from stock options which vested during the period. This amount is included in general and administrative expenses in the consolidated statement of operations.


         During the three months  period ended March 31, 2004 there were 495,000 warrants granted to a financial  institution in consideration for an increase in its secured  revolving line of credit to the Company.  These five-year  warrants allow the holder to purchase the Company's  common stock at prices  ranging from
$1.25 to $1.75 per share.  The fair value of these warrants was estimated  using the  Black-Scholes  option  pricing  model with the following  weighted  average assumption:  a risk free  interest  rate of 3.14%,  a  contractual  life of four
years,  a  volatility   factor  of  0.66,  and  a  dividend  yield  of  0%.  The
weighted-average  fair value of these warrants was $1.50.  The value assigned to these  warrants  was  approximately  $369,000,  which was  recorded  as deferred financing  costs  to be  amortized  over  the  three-year  term  of the  secured revolving line of credit.  There were no warrants granted during the same period in prior year.


         On  May  27,  2004  the  Company  recorded   approximately  $45,000  of
additional  paid in  capital  from the  issuance  of a five  year  Common  Stock
Purchase Warrant to a financial  institution as consideration  for an additional loan of $500,000 under its  collateralized 7% convertible term note, to purchase
82,500 shares of common stock at exercise prices ranging from $1.00 to $1.40 per share.  The fair value of these warrants was estimated  using the  Black-Scholes option pricing model, with the following weighted average assumptions: risk free interest rate of 3.14, a contractual  life of four years,  volatility  factor of
0.66 and dividend  yield of 0%. This amount was  recorded as deferred  financing costs to be amortized over the three-year term of the secured  revolving line of credit.

         On  May  11,  2004,  the  Company  recoded   approximately  $50,000  of
additional paid up capital resulting from the issuance of 100,000 stock purchase warrants to a resigning  director as an  exchange  for  cancellation  of 350,000 stock options.  These Common Stock  Purchase  Warrants have an exercise price of
$1.20 per  share.  The fair  value of these  warrants  was  estimated  using the
Black-Scholes   option  pricing  model,  with  the  following  weighted  average assumptions:  risk free interest rate of 3.14, a contractual life of four years, volatility  factor of 0.66 and dividend  yield of 0%. This amount is included in general and administrative expenses in the consolidated statement of operations



NOTE 12: ACCUMULATED COMPREHENSIVE LOSS

         The  accumulated  comprehensive  loss  reflected  in  the  Consolidated
Statements of Operations represents accumulated foreign currency translation adjustments associated with the conversion of the Company's United Kingdom subsidiary's accounts to US dollars. These amounts are not adjusted for income taxes as they relate to an indefinite investment in a foreign subsidiary.



NOTE 13: OTHER EXPENSES

         Other expenses consisted of the following:

                                                        Six months ended June 30,    Three months ended June 30,
                                                           2004           2003           2004           2003
                                                       ---------------------------------------------------------
Interest expense on debt                               $        478   $        159   $        264   $        159
Termination of agreement settlement (a)                         120           --              120           --
Reversal of goodwill - Acquisition costs (b)                   --            3,186           --            3,186
Shares issued for consulting fees                              --              799           --              799
Reversal of goodwill - Excess of purchase price over
     carrying value of assets acquired (b)                     --              707           --              707
Warrants issued for services                                     50            305             50            305
Settlement of claim(c)                                           27           --               27           --
Consulting fees                                                --               12           --               12
Interest expense - other                                         15           --                9           --
                                                       ---------------------------------------------------------
                                                       $        690   $      5,168   $        470   $      5,168
                                                       =========================================================


(a) On May 7, 2004 the Company terminated its investment banking relationship with its present investment banker. As termination fee the Company agreed to pay
$120,000, plus eight percent interest on the outstanding principal over twelve months, commencing May 15, 2004.

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

                                                                                       -------
                                                                                       $10,300
                                                                                       =======


(c) On June 20, 2004 the Company settled a dispute a public relations firm to avoid the costs and uncertainties of litigation. As a result the Company agreed to pay $40,000 which was partially applied to outstanding invoices.



NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

                                                                      June 30,     December 31,
                                                                        2004           2003
                                                                    ---------------------------
Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for interest                      $         32   $        216
                                                                    ===========================
Supplemental Disclosure of Non-Cash Financing Activities:
      Conversion of shareholder debt into 100,000 shares of stock           --              100
                                                                    ===========================
      Shares issued for services                                            --              799
                                                                    ===========================
      Shares issued for finders fees                                        --            1,302
                                                                    ===========================
      Warrants issued for financing fees and services                        414          2,411
                                                                    ===========================
Supplemental Disclosure of Non-Cash Investing Activities:
     Capital leases                                                         --              309
                                                                    ===========================


                    PRO FORMA FINANCIAL STATEMENT INFORMATION

         The following condensed pro forma consolidated statements of operations are based on the assumption that the acquisition of Inyx Pharma Limited ("Inyx
Pharma") took place as of January 1, 2003,  and includes the  operations of Miza
Pharmaceuticals (UK) Limited ("Miza UK"), the predecessor company to Inyx Pharma for the period from January 1, 2002 to March 6, 2003. On March 7, 2003, Inyx
Pharma acquired the majority of the operating assets of Miza UK from a court appointed Administrator. The acquisition did not include the operations of Miza's Biopharma Division which have been eliminated for the purposes of these pro forma statements.

                                   INYX, INC.
        Unaudited Pro Forma Condensed Combining Statements of Operations
                  For the Six Month Period Ended June 30, 2003
            (In thousands of U.S. dollars, except per share amounts)


                                                                                                                 Adjusted
                                                   Inyx,        Inyx       Miza UK     Combined    Pro Forma     Combined
                                                   Inc.        Pharma        (1)         Total      Adj. (2)       Total
Net revenues                                    $    --      $   5,068    $   2,730    $   7,798    $    (334)   $   7,464
Cost of sales                                        --          3,933        2,269        6,202         (393)       5,809

                                                -------------------------------------------------------------    ---------
Gross profit                                         --          1,135          461        1,596           59        1,655

Expenses:
   General and administrative expenses              1,651        1,094          568        3,313          (33)       3,280
   Selling expenses                                  --             96           51          147         --            147
   Depreciation and amortization                     --            128          228          356          120          476
   Management fees                                   (619)         619         --           --           --           --
                                                -------------------------------------------------------------    ---------
       Total operating expenses                     1,032        1,937          847        3,816           87        3,903
                                                -------------------------------------------------------------    ---------

Loss from operations before other expenses         (1,032)        (802)        (386)      (2,220)         (28)      (2,248)

Other expense:
   Administration expense                            --           --             55           55         --             55
   Acquisition costs                                1,996        1,897         --          3,893         --          3,893
   Shares issued for consulting                       799         --           --            799         --            799
   Consulting fee                                      12         --           --             12         --             12
   Warrants issued for services                       305         --           --            305         --            305
   Interest expense                                  --            159          176          335          253          588
                                                -------------------------------------------------------------    ---------
                                                    3,112        2,056          231        5,399          253        5,652
Loss before income tax benefit
  and discontinued operations                      (4,144)      (2,858)        (617)      (7,619)        (281)      (7,900)

Income tax benefit                                   --            288         --            288         --            288

Loss from discontinued operations, net of tax         (25)        --           --            (25)        --            (25)
                                                -------------------------------------------------------------    ---------

Net loss                                        $  (4,169)   $  (2,570)   $    (617)   $  (7,356)        (281)   $  (7,637)
                                                =============================================================    =========


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

GENERAL

         Inyx, Inc. ("Inyx" or the "Company") through its wholly-owned subsidiaries, Inyx Pharma Limited ("Inyx Pharma") and Inyx Canada, Inc. ("Inyx Canada"), is a specialty pharmaceutical company. We focus our expertise on the development and manufacture of prescription and over-the-counter ("OTC") aerosol pharmaceutical products and drug delivery technologies for the treatment of respiratory, allergy, cardiovascular, dermatological and topical conditions. Our client base primarily consists of ethical pharmaceutical corporations, branded generic pharmaceutical distributors, and biotechnology companies. We depend on our customers' distribution channels or strategic partners to market and sell the pharmaceutical products we develop and manufacture for them.

         We intend to expand our product development and manufacturing activities into our own lines of prescription and OTC pharmaceutical products, but as of June 30, 2004, we had not yet commercialized or marketed our own products or drug delivery applications. Additionally, a material element of our growth strategy is to expand our existing business through the strategic acquisition of pharmaceutical products and drug delivery technologies that are complementary with our expertise in the aerosol pharmaceutical sector.

         Our Company was incorporated under the laws of Nevada in March 2000 as Doblique, Inc. ("Doblique"). In July 2002, we became a publicly-traded company when we completed a registration statement for the sale by our principal stockholder of 2,450,000 shares of common stock. Since July 2002, we have filed annual, quarterly and periodic reports with the Securities and Exchange Commission pursuant to Section 15(d) of the Securities Exchange Act of 1934.

         Prior to March 2003, Doblique was in the business of owning and racing thoroughbred horses at various major horse racing tracks throughout the United States. In March 2003, Doblique's assets were sold for cash to a third party, and the Company discontinued the business of breeding and racing thoroughbred race horses. Then, on March 26, 2003, we announced that Doblique's controlling stockholder at the time had accepted an unsolicited offer to sell a controlling block of 2,250,000 shares of common stock, representing approximately 45% of the Company's then issued and outstanding shares, to Medira Investments, LLC ("Medira"), which later conveyed these shares to its sole member, Ms. Viktoria Benkovitch, our Chairman's and CEO's spouse. At that time, we also announced that, through Doblqiue, we would pursue strategic investment opportunities in a number of sectors within the pharmaceutical, biotechnology and medical devices industries.

Acquisition of Inyx Pharma

         On April 28, 2003, we acquired all of the outstanding common shares of Inyx Pharma (the "Inyx Pharma Transaction"), an aerosol pharmaceutical manufacturing company incorporated under the laws of England and Wales, in a transaction accounted for as a reverse acquisition of our Company by Inyx Pharma. In that transaction, we exchanged 16 million of our common shares for all the outstanding and issued shares of Inyx Pharma. As a result of such transaction, the stockholders of Inyx Pharma became our controlling and principal stockholders, owning approximately 64% of our outstanding stock at the time; Inyx Pharma became our wholly-owned subsidiary; and on May 6, 2003, we changed our name to Inyx, Inc.

         As a result of our reverse acquisition of Inyx Pharma, we now operate in one business segment, the development, commercialization and manufacturing of aerosol drug delivery pharmaceutical products.

         We believe that we can improve our revenue and profitability opportunities through the addition of our own proprietary pharmaceutical product lines, which would offer greater profit margins than those provided by our contract manufacturing services. Proprietary products that we presently have under development are for respiratory, dermatological, topical and cardiovascular drug delivery applications. These products include metered dose inhalers, nasal pumps, topical aerosols, wound care sprays, and oral sprays. We are primarily focusing our efforts on generic versions or extensions of established non-patented products and products that will be coming off patent, or those barrier delivery systems that overcome present product and propellant incompatibility and consumer use issues in the aerosol pharmaceutical sector. While we do not currently derive any revenues from the sale of our own products, it is anticipated that our first proprietary product, a wound care spray utilizing a barrier delivery system should be ready for commercial marketing in 2005. We plan to distribute our proprietary products through our own customers' distribution channels or in collaboration with strategic marketing partners, although we do not as of yet have any distribution agreements for our own products completely finalized.

Recent Developments

         Since our reverse acquisition of Inyx Pharma, we have been actively marketing to our customer base and expect that the manufacturing capacity utilization at our Inyx Pharma operation will continue to increase as new customer contracts and purchase orders commence. Additionally, although we continue to add new manufacturing and product development customers, it has taken time to start-up a number of new client projects due to the required regulatory or business approvals, lead times required for critical raw materials and components in the pharmaceutical aerosol sector, and as a result of the production commissioning and validation processes involved in the pharmaceutical manufacturing industry.

         We have recently made a number of announcements regarding key business development milestones that should start to materially contribute to our revenues and profitability improvement during the second half of 2004.

         On  April  26,  2004,  we  announced  that we had  acquired  a group of parenteral pharmaceutical products (i.e. injectable and irrigation pharmaceuticals that are administered intravenously) enabling the Company to enter the hospital supply market in the United Kingdom. These licenses were acquired for a nominal fee from a U.K. Administrator (equivalent to a Chapter 11 bankruptcy trustee in the U.S.) and give us the exclusive production and distribution rights in the U.K. for these products, although there are other companies with similar products in this market area. We are presently attempting to identify an appropriate strategic partner to help us with the manufacturing and distribution of these products. Although we do not expect to receive any revenues from sale and marketing of these hospital products until 2005, we believe that this acquisition broadens our product portfolio and will therefore help enhance our competitive position in the U.K. specialty pharmaceutical market.

         On May 11, 2004, we announced that we had received a major follow-on order for 460,000 units of beclomethasone dipropionate (BDP) aqueous nasal spray from one of our largest customers, a leading pan-European generic pharmaceutical company. Then, on June 1, 2004, we announced that we had received a second follow-on order from the same customer for 435,000 additional units of BDP aqueous nasal spray. As a result of lead times associated with the receipt of a critical valve required to manufacture these nasal sprays, we were unable to commence production of the BDP nasal spray until the third quarter of 2004. We believe that we will be able to manufacture, test and deliver these products to our customer by the end of 2004, which should contribute approximately $1.6 million in net revenues over the third and fourth quarters of 2004.

         On May 26, 2004, we announced that Ulrich Bartke, Ph.D. will join Inyx on June 1, 2004 in the newly established, senior management position of Vice President Global Sales & Marketing. Initially, Mr. Bartke, our first professional marketing executive is focusing on building Inyx's contract manufacturing revenues and increasing the utilization of production capacity, with the objective to increase sales and profitability. Our manufacturing capacity is presently significantly underutilized; we are currently operating our manufacturing facilities at an average utilization rate of 20-25%, which increases our cost of goods on a per unit basis as a result of the lower fixed overhead absorption rate. To help grow our revenues, Mr. Bartke is also striving to cultivate strategic marketing relationships with key clients to handle the distribution of Inyx's own proprietary products, which we are now developing and plan to start to introduce into U.S. and European markets by 2005.

         On June 14, 2004, we announced that we plan to commercially launch, in 2005, our first proprietary product, a wound care irrigation treatment that is utilizes barrier-pack technology. This technology enables sustained 360-degree spraying with no loss of propellant while allowing a hermetical seal between the product and propellant, therefore overcoming any incompatibility issues between the active product and the propellant. This new-generation wound spray is part of our strategic initiative to competitively position ourselves as a specialized pharmaceutical company. We are currently in discussions with several potential strategic marketing partners to handle the distribution of this product both in Europe and U.S. markets, under a joint-venture agreement.

         On June 29,  2004,  we  announced a new contract  with  AstraZeneca  AB
("AstraZeneca") to assist them with the development and production of a non-ozone depleting hydroflouralkane (HFA) version of AstraZeneca's Pulmicort (Budefonide) asthma spray for European markets. AstraZeneca had been marketing the chlorofluorocarbon ("CFC") version of Pulmicort in Europe until CFC's were banned in that market due to the Montreal Protocol. The Montreal Protocol is an international agreement signed by 180 countries (both developed and undeveloped) designed to eliminate the production and consumption of substances that deplete the stratospheric ozone layer, including the reduction of the use of CFC's within the pharmaceutical industry. The AstraZeneca agreement is a multi-year contract with an initial term of three and a half years. Commercial production is planned to commence in early 2005 and we expect to receive approximately $6.5 million in annual revenues based on current production targets. This is in addition to a contract development service fee that we are receiving in the second half of 2004 for preparing the HFA-Pulmicort product for commercial production.

         During the second half of 2004 and beyond, we will continue to focus on strengthening and growing our pharmaceutical aerosol contract development and manufacturing operations, where we believe that, in addition to the conversion of CFC inhalers to non-ozone depleting HFA products, a second major area of potential growth is a result of our proprietary hydrocarbon aerosol foam expertise.

         Hydorcarbon aerosol foams are corticosteroids or similar anti-inflammatory agents, which are kept under pressure in a can with liquid hydrocarbons (normally a mixture of propane, iso-butane and butane). As the product is dispensed and released from the can, the hydrocarbons spontaneously vaporize, turning the resulting mixture into a foam or mousse, allowing the active drug to be more readily absorbed into the skin. Hydrocarbon foam products can be advantageous for dermatological and topical applications where rubbing a cream or ointment into an affected skin area may cause further inflammation, discomfort or spread the condition. In 2003, we signed a five-year exclusive agreement with Stiefel Laboratories, Inc. ("Stiefel") to develop and manufacture for them a number of hydrocarbon aerosol foam generic pharmaceutical products for global markets. Headquartered in Coral Gables, Florida, Stiefel is one of the largest privately-held dermatology companies in the world. Stiefel is focused  on branded  generic  pharmaceutical  products,  and  markets  and sells products through its own sales force. Stiefel also markets generic pharmaceuticals and consumer health products through its Glades Division, a wholly-owned subsidiary. In addition to our exclusive agreements with Stiefel, they also invested approximately $4 million into our company in the form of a convertible loan.

         Our other key area of new business focus will continue to be the development of our Company's own proprietary pharmaceutical products for respiratory, dermatological, topical and cardiovascular drug delivery applications, to be marketed and sold through our customers' distribution channels or with strategic marketing partners.

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

Translation of Foreign Currency

         The functional currency of our Company's U.K. subsidiary, Inyx Pharma Ltd., is the Great Britain Pound. Our Company's financial statements are reported in United States Dollars and are translated in accordance with Statement of Financial Accounting Standards No. 52, which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing during the period. For purposes of SFAS No. 52, we consider the dollar to be the reporting currency. The effects of unrealized exchange fluctuations on translating foreign currency assets and liabilities into Dollars are accumulated as a cumulative translation adjustment in stockholders' deficit. Realized gains and losses from foreign currency transactions are included in the results of operation for the period. Fluctuations arising from inter-company transactions are of long term in nature and are accumulated as cumulative translation adjustments.

         As of June 30, 2004, we had not utilized any currency-hedging programs. However, as we intend to continue to utilize US-based financing sources, and as the significant majority of our revenues are in Pounds Sterling, we have established a commercial banking relationship with a major US-based financial institution that will also provide us with currency-hedging advisory services including our participation in currency-forward contracts for the purpose of mitigating foreign exchange losses. We believe that we will be in a position to commence utilizing such currency-hedging services by the end of 2004.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 and 2003

Consolidated Results

         The  accompanying   consolidated  financial  information  includes  the
accounts of Inyx, Inc. and its wholly-owned subsidiaries, Inyx Pharma, incorporated under the laws of England and Wales; Inyx Canada, formed as a federally incorporated Canadian corporation; and Inyx Realty, Inc. ("Inyx
Realty"), a Florida corporation through April 14, 2004. All inter-company accounts and transactions have been eliminated in consolidation.

         On April 14, 2004, Inyx Realty, which we established solely to operate a corporate office lease in Miami Florida, was acquired by First Jemini Trust, a discretionary family trust in which our Chairman/CEO and his spouse are beneficiaries. As a result, as of April 14, 2004, Inyx Realty was no longer a subsidiary of our Company and all of Inyx's obligations relating to Inyx Realty, primarily an office lease in Miami, have been terminated.

         Prior to our acquisition of Inyx Pharma, we were a public company with nominal operations and assets, as we had divested all prior operations, namely our thoroughbred horse business, conducted as Doblique, therefore designating our Company as a non-operating public shell. As a result, the timing and reporting of our acquisition of Inyx Pharma is such that the substance of the discussion centering on our actual comparative results, for the three months and six months ended June 30, 2003, is primarily in reference to approximately two months of operations commencing on April 28, 2003 and ending on June 30, 2003. Therefore, a more extensive comparative analysis of the Company's operations for those three and six months ended June 30,2003 can be found in those sections of this discussion and analysis dealing with comparative pro forma financial statement information.

         Additionally, as noted above, our single largest shareholder at the time of our reverse acquisition of Inyx Pharma was Viktoria Benkovitch, the wife of our Chairman and CEO (Dr. Jack Kachkar), who owned approximately 45% of our Company. At that time, Ms. Benkovitch and Dr. Kachkar, were also non-voting beneficiaries of the JEM Family Trust, a discretionary family trust that owned approximately 48% of Inyx Pharma.

         As a consequence of these circumstances, our acquisition of Inyx Pharma was accounted for as a capital transaction, recorded at the carrying value of the underlying net assets acquired with no recognition of goodwill.

Pro Forma Results

         On March 7, 2003, Inyx Pharma had acquired the majority of the business assets of Miza Pharmaceuticals (UK) Limited ("Miza UK") out of Administration (the U.K. equivalent of Chapter 11 reorganization protection) from a court-appointed Administrator. Additionally, under United Kingdom law, the Administrator operates and controls a business that has gone into Administration on behalf of a court until that business is sold as a going concern, or its assets sold or liquidated for the benefit of the creditors. Miza UK was operated and controlled by its Administrator from September 3, 2002, the date it went into Administration, until March 7, 2003, the date the Administrator sold the majority of its assets to Inyx Pharma. As a result of the administration process, at the time of its acquisition of Miza UK's assets, Inyx Pharma and its shareholders did not directly or indirectly own or control Miza UK, although prior to September 3 2002, Dr. Kachkar was a director and indirect shareholder of Miza UK.

         Therefore, Miza UK's results for the period January 1, 2003 until March 6, 2003, while it was still controlled, operated and managed by an Administrator are shown herein in the pro forma statements, only for comparative purposes and not as our own historical results. Prior to its acquisition of Miza UK, Inyx Pharma had no business operations. Therefore, the acquisition of Miza UK by Inyx Pharma was accounted for as a business combination with a non-operating shell company. As a consequence, as noted above, our comparative historical results are presented from April 28, 2003, the date of our reverse acquisition of Inyx Pharma while the results prior to this date are those of Miza UK as the predecessor company to Inyx Pharma and presented only in the pro forma condensed combining statements of operations, for comparative purposes.

         Additionally, for the comparative pro forma six month period ended June 30, 2003, operations relating to the business of the former Doblique, now Inyx, have been eliminated from the pro forma statements as if the divestiture of assets and liabilities and the discontinuance of the Doblique thoroughbred business operation occurred on January 1, 2003.

         Through the Miza UK purchase, Inyx Pharma acquired one aerosol pharmaceutical manufacturing site (the Miza UK Aerosols Division) and a pharmaceutical product development operation (the Miza UK Development Division) in England. Prior to the sale to Inyx Pharma, Miza UK's operations also included another pharmaceutical manufacturing operation (the Miza UK Biopharma Division). The business assets of the Biopharma Division were excluded in Inyx Pharma's Miza UK asset purchase.

         As the Biopharma business was part of Miza UK but not acquired by Inyx Pharma on March 7, 2003, its results of operation are included in Miza UK's pro forma historical results for the period January 1, 2003 until March 6, 2003. For comparative purposes, we have also shown results for the pro forma six months ended June 30, 2003 without the Biopharma Division, as this comparison is more indicative of the type of results Inyx Pharma would have had, if it had acquired Miza UK's assets on January 1, 2003 rather than on March 7, 2003.

         For the six months ended June 30, 2003, Miza UK's Biopharma Division had net revenues of approximately $334,000 and costs of revenue of $393,000, resulting in a gross loss of approximately $59,000. Other than selling expenses of $33,000, the Biopharma division had no other costs associated with it for the six months ended June 30, 2003, as all other costs were centralized by the Administrator.

         As noted above, prior to its acquisition of the majority of the business assets of Miza UK, Inyx Pharma had no business operations, thus the acquisition of Miza UK was accounted for as business combination with a non-operating shell company. Therefore, the assets acquired by Inyx Pharma were recorded at book value without the recognition of goodwill. Transaction costs incurred in this transaction, consisting primarily of legal costs, consulting and finders' fees, were expensed on the date of the transaction.

NET REVENUES

         Net revenues for the three months ended June 30, 2004 were approximately $2.8 million as compared to approximately $5.1 million in net revenues for the three months ended June 30, 2003. Net revenues decreased by approximately 2.3 million or approximately 45% between the comparative periods primarily due to delays beyond our control in the commencement or completion of a number of contract development and multi-year manufacturing contracts, and purchase orders. As explained below, these contracts and purchase orders have been delayed into the second half of 2004.

         Total net revenues for the six months ended June 30, 2004 were approximately $7.3 million as compared to approximately $5.1 million in net revenues for the six months ended June 30, 2003, and approximately $7.8 million in net revenues for the comparative pro forma six month period ended June 30, 2003. Excluding the Biopharma Division, which was not acquired by Inyx Pharma, net revenues for the comparative pro forma six month period ended June 30, 2003 amounted to approximately $7.5 million.

         In comparison to the six months ended June 30, 2003, net revenues for the six months ended June 30, 2004 increased by approximately $2.2 million or by approximately 44%. This increase is attributable to a full six months of operations during the six month reporting period in 2004 as compared to approximately two months of operations during the six month reporting period in 2003, as we completed our reverse acquisition of Inyx Pharma on April 28, 2003 (after it had completed its acquisition of the business assets of Miza UK on March 7, 2003). Prior to its acquisition of the business assets of Miza UK, Inyx Pharma had no business operations.

         As a result of the noted deferral of a number of customer contracts and purchase orders during the three months ended June 30, 2004 into the latter half of 2004, net revenues for the six months ended June 30, 2004 decreased by approximately $500,000 or approximately 6% as compared to the pro forma six month period ended June 30, 2003, and by approximately $200,000 or approximately 3% as compared to the pro forma six month period ended June 30, 2003, when we exclude the Biopharma Division.

         For the six months ended June 30, 2004, our three largest customers accounted for approximately $3.7 million in net revenues or approximately 52% of total net revenues. During the six months ended June 30, 2004, our top three customers were the Merck Generics group of companies ("Merck Generics"), a large international generic drug marketing and distribution company, accounting for approximately $1.9 million in net revenues or approximately 27% of total net revenues for the six month period; SSL International Plc ("SSL") accounting for approximately $960,000 in net revenues or approximately 13% of total net revenues for the six month period; and Genpharm Inc. ("Genpharm"), accounting for approximately $873,000 in net revenues or approximately 12% of total net revenues.

         In comparison, for the six months ended June 30, 2003, our top three customers accounted for approximately $2.2 million or approximately 44% of our total net revenues. These customers were Merck Generics accounting for approximately $1.3 million in net revenues or approximately 25% of total net revenues for the reporting period; Genpharm accounting for approximately $595,000 in net revenues or approximately 12% of total net revenues for the reporting period; and Convatec Limited accounting for $345,000 in net revenues or approximately 7% of total net revenues for the reporting period.

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

         Our revenues are now derived from pharmaceutical manufacturing and associated product formulation and development outsourcing services, including product stability, commercial scale-up, and validation and regulatory support for our clients' products. These contract revenues are dependant upon our clients' maintaining or obtaining the necessary regulatory approvals and product specifications for the commercialization of their products in designated markets, and our vendors/suppliers being able to provide us with required raw materials and components to manufacture our clients' products on a timely basis and in line with our customers' requirements and demands.

         For the three months ended June 30, 2004, we experienced delays totaling approximately $1.7 million in expected customer revenues, which have been delayed into the second half of 2004. This includes approximately $800,000 in development revenues because two of our major customers did not receive the regulatory and business approvals they required to commence their HFA metered dose inhaler commercialization projects until July, 2004, while a third major customer experienced technical delays in the introduction of a new dermatological product formulation that have now been rectified. Additionally, approximately $900,000 of expected manufacturing revenues were delayed into the second half of 2004 because vendor production lead times and quality issues caused delays in the receipt of critical product components (including specific types of cans, valves and actuators) that were required for nasal pump and nitrogen-propelled aerosol products planned for production and delivery during the three months ended June 30, 2004. We have now resolved the majority of these issues with our vendors, and have commenced manufacturing these products for our customers.

         As a result of such delays, net revenues for the three months ended June 30, 2004 amounted to approximately $2.8 million as compared to targeted net revenues for the quarter of approximately $4.5 million, while net revenues for the six months ended June 30, 2004 totalled approximately $7.3 as compared to targeted net revenues for the six month period of approximately $9 million. We now expect to receive these delayed revenues during the second half of 2004.

         Our contract manufacturing revenues and, therefore, our manufacturing capacity utilization must continue to increase in order for us to become profitable, especially as we have not yet commercialized our own proprietary pharmaceutical products, which we believe will significantly add to our revenue base and profitability opportunities in the future.

         With this in view, we expect that our significant proven expertise in converting from CFC to CFC-free aerosol pharmaceuticals, particularly the production of HFA non-ozone-depleting aerosol pharmaceutical products such as respiratory metered dose inhalers (MDIs), should generate increasing business as the Montreal Protocol banning ozone-depleting CFC pharmaceuticals continues to be implemented by countries around the world. We are currently assisting a number of our clients with the transition to non-CFC based respiratory inhalers and, as noted earlier, have commenced developing and manufacturing such inhalers at our Inyx Pharma production facility. Despite the delays we have experienced as a result of our customers' obtaining the required regulatory or business approvals to commence such HFA projects with us, we expect revenue levels to increase in this area as more and more pharmaceutical companies are required to convert their respiratory MDIs to CFC-free products.

         Additionally, we believe that based on our proprietary expertise in the development and manufacturing of hydrocarbon aerosol pharmaceutical products for dermatological and topical applications, we will see significant revenue growth in this sector as the use of non-CFC foam based products continues to grow. This is being driven by the trend to convert conventional cream or lotion treatments into aerosol foam or mousse formulations, which better penetrate the skin and, in turn, provide faster medication as well as do not leave any greasy residue on skin or clothing as compared to traditional ointments.

         As we continue to evolve into a fully integrated specialty pharmaceutical company, we believe that our revenues can grow not only from our contract manufacturing and development services, but also from the sale of our own proprietary pharmaceutical products, which may also potentially provide royalty and licensing fees from potential product distributors or licensees. We expect that our first proprietary product will be ready for commercial marketing by the first half of 2005.

COST OF SALES

         Cost of sales for the three months ended June 30, 2004 were approximately $2.9 million or approximately 104% of net revenues as compared to approximately $3.9 million or approximately 78% of net revenues for the three months ended June 30, 2003.

         The total cost of sales for the six months ended June 30, 2004 were approximately $6.8 million or approximately 93% of total net revenues as compared to cost of sales of approximately $3.9 million or approximately 78% of net revenues for the six months ended June 30, 2003, and approximately $6.2 million or approximately 80% of net revenues for the comparative pro forma six month period ended June 30, 2003. Excluding the Biopharma Division, the cost of sales for the comparative six month period ended June 30, 2003 amounted to approximately $5.8 million or approximately 78% of net revenues.

         The increase of the cost of sales for the three and six months ended June 30, 2004, as compared to the costs of sales for the three and six months ended June 30, 2003, is primarily a result of the noted delay in the commencement or completion of a number of manufacturing contracts and purchase orders during the reporting periods. These delays resulted in a significant decrease in manufacturing capacity utilization, thereby reducing fixed overhead cost absorption (such as labor and plant maintenance, operating and quality support costs) at our Inyx Pharma manufacturing and development facilities, and therefore concomitantly increasing our production costs as a percentage of revenues.

         Our costs of sales are associated with manufacturing and development revenues, and include materials, labor, factory overheads and other internal costs including purchasing and customer service costs, and quality control and quality assurance regulatory support.

         We expect our cost of sales as a percentage of revenues to be reduced from present levels as more manufacturing contracts and purchase orders are initiated, especially in the HFA and hydrocarbon manufacturing areas where we have signed a number of new customer contracts, thereby increasing the utilization of our manufacturing capacity from present levels. We are currently operating our manufacturing facilities at an average utilization rate of 20-25% but have targeted at least a 40-45% utilization rate in 2005 which should materially reduce our cost of sales on a per unit basis and therefore improve our operating margins.

Research and Development Costs

         Research and development costs for the three months ended June 30, 2004 were approximately $112,000 or approximately 4% of net revenues. In comparison, we did not incur research and development costs for the three months ended June 30, 2003.

         Total research and development costs for the six months ended June 30, 2004 were approximately $400,000 or approximately 5% of net revenues. In comparison, we did not incur any research and development costs for either the actual or pro forma six month periods ended June 30, 2003.

         As part of our strategy to evolve into a specialty pharmaceutical company with its own proprietary products, we have started to incur research and development costs as part of our cost of sales. These costs include intellectual property development costs, salaries for required technical staff, fees to consultants, and costs associated with the use of external laboratory facilities as may be required. We believe that even though product research and development costs may increase our cost of sales in the short term, in the long term, these costs should be offset by the higher profit margins derived from the manufacturing and sale of our own proprietary products as compared to the operating margins of our contract manufacturing services.

         We are focusing our research and development efforts on inhalation-therapy drug delivery devices and methods, and generic prescription and over-the-counter aerosol pharmaceutical products for respiratory, dermatological and topical, and cardiovascular applications. We also believe that we can enhance our competitive position through the acquisition of regulatory-approved pharmaceutical products and drug delivery devices for respiratory, dermatological, topical and cardiovascular drug delivery applications or such products in development, including those through the acquisition of other pharmaceutical companies. We plan to distribute our proprietary products through our own customers' distribution channels or in collaboration with strategic marketing partners.

         At this time, we have not commercialized any of our own proprietary products although we do have a number of aerosol pharmaceutical products already under development or in late planning stages. These consist of single molecule and combination HFA respiratory inhalants, non-CFC propelled oral sprays for cardiovascular ailments, wound irrigation and cleansing sprays utilizing novel barrier technologies, and anti-inflammatory nasal pumps.

         Our initial two proprietary products, a wound spray and an oral inhalation product, are expected to be ready for commercial marketing in 2005, at which time they should start to materially contribute to our revenues and earnings.

GROSS PROFIT

         For the  three  months  ended  June 30,  2004,  we had a gross  loss of approximately $250,000 as compared to a gross profit of approximately $1.1 million for the three months ended June 30, 2003. Gross profits decreased by approximately $1.4 million or approximately 122% between the comparative periods as a result of the noted delays in the commencement or completion of a number of booked development and manufacturing contracts during the three months ended June 30, 2004.

         Gross profit for the six months ended June 30, 2004 amounted to approximately $80,000 as compared to approximately $1.1 million in gross profit for the six months ended June 30, 2003, and approximately $1.6 million in gross profit for the comparative pro forma six month period ended June 30, 2003. Excluding the Biopharma Division, the gross profit for the comparative six month pro forma period ended June 30, 2003 amounted to approximately $1.7 million.

         As a result of the noted delays of a number of customer contracts and purchase orders and concomitant increase in our cost of sales as a result of the reduced fixed overhead absorption during the three months ended June 30, 2004, the gross profit for the six months ended June 30, 2004 decreased by approximately $1.0 million or approximately 93% as compared to the six months ended June 30, 2003.

         In comparison to the pro forma six months ended June 30, 2003, the gross profit decreased by approximately $1.5 million or 94%, and by approximately $1.6 million or approximately 95%, when the Biopharma Division is excluded.

         Our gross profit has also decreased between the comparative periods as we have now commenced research and development activities to develop our own proprietary pharmaceutical products. We did not incur any research and development costs during 2003. As we have not yet commercialized or sold any products, we believe that our gross profit margins and our gross profit as a percentage of our revenues will improve once we have commercialized planned proprietary products such as topical, oral, nasal and pulmonary pharmaceuticals, which traditionally provide greater profit margins at the distribution level than that of manufacturing services.

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

         We also believe that our gross profits will be improved as more development support service contracts, associated with these manufacturing projects, are initiated. Our product research and development contract services, historically, have had higher gross margins than our contract manufacturing services because we only have to account for our own labor support costs while charging out such professional services we provide to our customers at agreed higher rates. We expect that our manufacturing consulting services, planned to commence later this year, should also offer greater profit margins than those provided by contract manufacturing services.

OPERATING EXPENSES

         Operating expenses, consisting of general and administrative, selling and depreciation and amortization expenses amounted to approximately $2.3 million or approximately 83% of net revenues for the three months ended June 30, 2004. In comparison, operating expenses for the three months ended June 30, 2003 amounted to approximately $3.0 million or approximately 59% of net revenues.

         Total operating expenses for the six months ended June 30, 2004 were approximately $4.7 million or approximately 65% of total net revenues as compared to operating expenses of approximately $3.0 million or approximately 59% of net revenues for the six months ended June 30, 2003, and approximately

$3.8 million or approximately 49% of net revenues for the comparative pro forma six month period ended June 30, 2003. Excluding the Biopharma Division, operating expenses for the comparative pro forma six month period ended June 30, 2003 amounted to approximately $3.9 million or approximately 52% of net revenues.

         Our operating expenses, as a percentage of net revenues, have increased between the comparative six month periods of 2004 and 2003 primarily due to an increase in general and administrative expenses. We have had increasing salary and benefit, insurance and corporate and business development costs as a result of our growing business operations, although for the six months ended June 30, 2003 we expensed approximately $750,000 in employee stock options as compared to approximately $94,000 in stock option costs for the six months ended June 30, 2004.

General and Administrative Expenses

         For the three months ended June 30, 2004, general and administrative expenses were approximately $2.0 million or approximately 72% of net revenues, as compared to general and administrative expenses of approximately $2.7 million or approximately 54% of net revenues for the three months ended June 30, 2003.

         Total general and administrative expenses for the six months ended June 30, 2004 were approximately $4.1 million or approximately 56% of net revenues as compared to general and administrative expenses of approximately $2.7 million or approximately 54% of net revenues for the six months ended June 30, 2003, and approximately $3.3 million or approximately 42% of net revenues for the pro forma six month period ended June 30, 2003. Excluding the Biopharma Division, general and administrative expenses for the comparative pro forma six month period ended June 30, 2003 amounted to approximately $3.3 million or approximately 44% of net revenues.

         Our general and administrative expenses include salaries at the corporate and subsidiary levels, consulting fees including legal and accounting costs, insurance, business and corporate development costs including directors' fees, investor relations, travel and communication expenses, and other business costs such as rent and maintenance.

         The increase in our general and administrative expenses as a percentage of net revenues for the respective comparative periods is primarily attributable to an increase in costs related to a larger enhanced business operation with higher infrastructure and insurance costs, an expanded management team and new corporate development costs as well as due to lower than expected sales for period as described above.

         For the three months ended June 30, 2004, salaries and associated benefit costs amounted to approximately $868,000 or approximately 31% of our net revenues as compared to $1.4 million or approximately 27% of net revenues for the three months ended June 30, 2003.

         For the six months ended June 30, 2004, salaries and associated benefit costs amounted to approximately $1.7 million or approximately 24% of our net revenues as compared to approximately $1.4 million or approximately 27% of net revenues for the six months ended June 30, 2003.

         Excluding employee stock options that were expensed during the comparative three and six months, salaries and benefit costs for the three months ended June 30, 2004 increased by approximately $231,000 or approximately 27% as compared to the three months ended June 30, 2003, and increased by approximately $1 million or approximately 170% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. In addition to an expanded staff in the six months ended June 30, 2004, as we continue to grow and operate our business, salary and benefit costs for the comparative six months in 2003 consisted of two months of operations only.

         Other general and administrative expenses that contributed to an increase in our general and administrative expenses for the three and six months ended June 30, 2004 amounted to approximately $1.1 million or approximately 41% of net revenues and $2.3 million or 32% of net revenues, respectively. These other general and administrative expenses consisted of insurance costs of approximately $200,000 for the three months ended June 30, 2004 and $411,000 for the six months ended June 30, 2004; consulting fees including legal and accounting costs of approximately $233,000 for the three months ended June 30, 2004 and $560,000 for the six months ended June 30, 2004; corporate and business development costs, including travel, communication and investor relations costs, of approximately $343,000 for the three months ended June 30, 2004 and $868,000 for the six months ended June 30, 2004; and other business overhead costs including rent, currency exchange losses, and bad debt provisions of approximately $355,000 for the three months ended June 30, 2004 and $515,000 for the six months ended June 30, 2004.

         In comparison, for the three and six months ended June 30, 2003, general and administrative costs, exclusive of salaries and associated benefit costs, amounted to approximately $1.4 million or approximately 27% of net revenues.

         Our general and administrative costs, excluding salaries and other employee costs, have increased as a percentage of revenues primarily due to delays beyond our control in the commencement or completion of a number of contract development and manufacturing contracts, and purchase orders during the three months ended June 30, 2004, which reduced expected revenues during the period. As explained above, these contracts and purchase orders have now been delayed into the second half of 2004.

         As we continue to implement our corporate development and growth strategy, we expect to incur some additional general and administrative costs due to the addition of senior sales and marketing executives to our management team. We believe that as we grow our business and begin to introduce our own proprietary products, which we believe will have higher profit margins than the contract development and manufacturing fees that we presently receive from our customers, we can offset these administrative incremental costs on a longer term basis.

Selling Expenses

         Selling expenses, consisting primarily of salaries, commissions and marketing costs associated with the commercial, and sales and marketing arm of our business, amounted to approximately $76,000 or approximately 3% of net revenues for the three months ended June 30, 2004. In comparison, selling expenses for the three months ended June 30, 2003 amounted to approximately $96,000 or approximately 2% of net revenues.

         Total selling expenses for the six months ended June 30, 2004 were approximately $160,000 or approximately 2% of total net revenues as compared to selling expenses of approximately $96,000 or approximately 2% of net revenues for the six months ended June 30, 2003, and approximately $147,000 or approximately 2% of net revenues for the comparative pro forma six month period ended June 30, 2003. Excluding the Biopharma Division, selling expenses for the comparative pro forma six month period ended June 30, 2003 amounted to approximately $147,000 or approximately 2% of net revenues.

         Our selling expenses, as a percentage of net revenues have remained fairly consistent between the comparative periods. For the three months ended June 30, 2004 have increased slightly as compared to the three months ended June 30, 2003 as we hired a new sales and marketing executive, Mr. Ulrich Bartke, on June 1, 2004. Initially, Mr. Bartke, our first senior executive in this area, will focus on building Inyx's contract manufacturing revenues and increasing the utilization of production capacity, with the objective to increase sales and profitability. As noted above, our manufacturing capacity is presently significantly underutilized; we are presently operating our manufacturing facilities at an average utilization rate of 20-25%, which increases our cost of goods on a per unit basis as a result of the lower fixed overhead absorption rate.

         As we continue to ramp-up our business development and commercial activities, we expect our selling expenses to increase concomitantly with expected revenue expansion, and as we continue to intensify our marketing activities to both existing and potential customers.

         To help grow our revenues, Mr. Bartke will also aiming to be cultivate strategic marketing relationships with key clients to handle the distribution of Inyx's own proprietary products, which we are now developing and plan to start to introduce into U.S. and European markets by 2005.

         Once we commence the marketing of our own proprietary products, we may also need to build or contract our own sales force. We believe that we will incur substantial additional selling expenses once we undertake these types of commercial activities. Initially, however, until we can adequately afford the cost of building or contracting our own sales force, we will depend on our customers' distribution channels or strategic partners to market and sell the pharmaceutical products that we are presently developing or planning to develop.

Depreciation and Amortization Expenses

         Depreciation and amortization expenses for the three months ended June 30, 2004 amounted to approximately $242,000 or approximately 9% of net revenues, as compared to depreciation and amortization expenses of approximately $128,000 or approximately 3% of net revenues for the three months ended June 30, 2003.

         Total depreciation and amortization expenses for the six months ended June 30, 2004 were approximately $476,000 or approximately 7% of net revenues as compared to depreciation and amortization expenses of approximately $128,000 or approximately 3% of net revenues for the six months ended June 30, 2003, and approximately $356,000 or approximately 5% of net revenues for the comparative pro forma six month period ended June 30, 2003. Excluding the Biopharma Division, depreciation and amortization expenses for the comparative pro forma six month period ended June 30, 2003 amounted to approximately $476,000 or approximately 6% of net revenues.

         For the three and six months ended June 30, 2004, our depreciation and amortization expenses include amortization of financing costs amounting to approximately $118,000 or approximately 4% of net revenues, and $200,000 or approximately 3% of net revenues, respectively. There were no expenses for the amortization of financing costs for the comparative three and six months in 2003. We also had approximately $30,000 and $84,000 of capital expenditures for the three and six months ended June 30, 2004, respectively.

         Our depreciation and amortization expenses have also increased as a result of a full six months of operations in 2004 as compared to the six month period in 2003, which only included two months of operations.

         The value of our property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from 25 years for buildings and 3-10 years for equipment.

OPERATING LOSS BEFORE OTHER EXPENSES

         For the three months ended June 30, 2004, our loss from operations before other expenses amounted to approximately $2.6 million as compared to a loss from operations before other expenses of approximately $1.8 million for the three months ended June 30, 2003.

         The loss from operations before other expenses increased by approximately $730,000 or approximately 39% between the comparative periods primarily as a result of the noted delays in the commencement or completion of a number of booked development and manufacturing contracts, and purchase orders during the three months ended June 30, 2004. Although our total operating expenses decreased from approximately $3.0 million to $2.3 million during the comparative three months, as a result of the noted revenue delays, during the three months ended June 30, 2004, we had a gross loss of approximately $250,000 as compared to a gross profit of approximately $1.1 million during the three months ended June 30, 2003, which therefore resulted in an increased loss from operations before other expenses.

         Our operating loss from operations before other expenses for the six months ended June 30, 2004 amounted to approximately $4.7 million as compared to an operating loss from operations before other expenses of approximately $1.8 million for the six months ended June 30, 2003, and a loss from operations before other expenses of approximately $2.2 million for the comparative pro forma six month period ended June 30, 2003. Excluding the Biopharma Division, the loss from operations before other expenses for the comparative pro forma six month period ended June 30, 2003 also amounted to approximately $2.2 million.

         In addition to the noted revenue delays during the three months ended June 30, 2004, our operating loss from operations increased during the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, as a result of a full six months of operations as compared to two months of such costs during the comparative six months in 2003.

         The increase in losses from operations before other expenses between the comparative periods is also a result of the increased general and administrative expenses we have incurred since our reverse acquisition and integration of the Inyx Pharma business, which have been required to grow our company and evolve into an integrated pharmaceutical company.

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

OTHER EXPENSES

         Other expenses, consisting of interest payments and other financing costs, amounted to approximately $470,000 for the three months ended June 30, 2004. In comparison, other expenses for the three months ended June 30, 2003 amounted to approximately $5.2 million.

         For the six months ended June 30, 2004, other expenses amounted to approximately $690,000 as compared to other expenses of approximately $5.2 million for the six months ended June 30, 2003, and approximately $5.4 million for the comparative pro forma six month period ended June 30, 2003. Excluding the Biopharma Division, other expenses for the pro forma six month period ended June 30, 2003 amounted to approximately $5.7 million.

         Other expenses have decreased between the comparative periods as during the three and six months ended June 30, 2003 we expensed approximately $4.0 million of goodwill and consulting fees, associated with our reverse acquisition of Inyx Pharma.

         For the three and six months ended June 30, 2004, the major components of other expenses are interest costs. These amounted to approximately $264,000 and $478,000, for the three and six months ended June 30, 2004, respectively. In comparison, interest expenses for the three and six months ended June 30, 2003 amounted to approximately $159,000.

         The interest expense for the three and six months ended June 30, 2004 includes interest accrued and paid to our primary lender, Laurus Master Fund, Ltd. and interest accrued our convertible note holder, Stiefel Laboratories, Inc. During the three months ended June 30, 2004, Laurus Funds provided us a deferral on the interest payments due under our credit facilities with them. As of June 30, 2004, these deferred interest payments amounted to approximately $320,000.

         Excluding interest expenses, other expenses for the three months and six months ended June 30, 2004 consist of financial and other settlement costs amounting to approximately $206,000 and $212,000 respectively. On May 7, 2004, we terminated our investment banking relationship with Duncan Capital, LLC. As a termination fee, we agreed to pay Duncan $120,000, plus eight percent interest on the outstanding principal, over twelve months commencing May 15, 2004.

INCOME TAX BENEFIT

         For the three and six months ended June 30, 2004, the tax benefit net of valuation allowance is approximately $393,000, as compared to a tax benefit of approximately $288,000 for the three and six months ended June 30, 2003. As of June 30, 2004, our deferred tax asset amounts to approximately $1.7 million.

         We have not made any provisions for United States federal or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, because it is expected that such earnings will be permanently reinvested in our foreign operations.

NET LOSS

         For the three months ended June 30, 2004, our net loss amounted to approximately $3.0 million as compared to a net loss of approximately $6.7 million for the three months ended June 30, 2003. The net loss decreased by approximately $3.7 million or approximately 54% between the comparative periods.

         The total net loss for the six months ended June 30, 2004 amounted to approximately $5.0 million as compared to a net loss of approximately $6.7 million for the six months ended June 30, 2003, and a net loss of approximately $7.4 million for the comparative pro forma six month period ended June 30, 2003. Excluding the Biopharma Division, the net loss for the comparative pro forma six month period ended June 30, 2003 amounted to approximately $7.6 million.

         The net losses we incurred during the comparative three and six months ended June 30, 2004 and June 30, 2003, respectively, resulted primarily from low gross profit margins as we continue our efforts to increase the utilization of our manufacturing capacity, research and development costs as we have now commenced to develop our own proprietary pharmaceutical products, and a number of important business and corporate development expenditures that we are required to make to effectively grow our company and evolve into an integrated pharmaceutical company.

         Also, as noted above, for the six months ended June 30, 2004, as a result of the noted delays of a number of customer contracts and purchase orders and concomitant increase in our cost of sales as a result of the reduced fixed overhead absorption during the three months ended June 30, 2004, our gross profits decreased by approximately $1.0 million or approximately 93% as compared to the six months ended June 30, 2003, which contributed to our net loss.

         We now expect to receive these delayed revenues during the second half of 2004. Additionally, based on new multi-year contracts and purchase orders from existing and new customers, we believe that our revenues and our manufacturing capacity utilization will increase, which should significantly improve our operating profitability.

         We also expect to improve our profitability opportunities through the addition of our own pharmaceutical product lines, which may offer greater profit margins than those provided by contract manufacturing services. Although we do not currently derive any revenues from the sale of our own products, it is anticipated that our first proprietary product should be ready for commercial marketing by the first half of 2005. We believe that this evolving business initiative will allow us to earn greater revenues, improve our gross margins and offset a number of our expenditures, thereby significantly improving our profitability potential.

LIQUIDITY AND CAPITAL RESOURCES

General

         We are financing our operations primarily through credit facilities revenues from multi-year contract manufacturing and product development contracts and purchase orders, sale fo equity securities, credit facilities and capital lease financing.

         As of June 30, 2004, the current portion of our long-term debt obligations amounted to approximately $1.1 million. Additionally, we continue to incur operating losses since our reverse acquisition of Inyx Pharma on April 28, 2003. For the three and six months ended June 30, 2004, such losses amounted to approximately $3 million and approximately $5 million, respectively. These losses are primarily as a result of low gross profit margins due to the underutilization of our manufacturing capacity, research and development costs as we continue the development of our own proprietary pharmaceutical products, and a number of business and corporate development costs, including expanding wage costs, associated with our efforts to grow our Company and evolve into an integrated pharmaceutical company.

         In 2005, we believe that we can achieve profitability by continuing to intensify our sales and marketing efforts to increase the number of customer purchase orders and contracts for our contract development and manufacturing services. We also believe that we can establish new sources of revenue by providing pharmaceutical consulting services to the industry and by marketing our own proprietary pharmaceutical products. Based on pharmaceutical industry profit margins for proprietary products, we expect that the successful development and manufacturing of our own proprietary products will provide us with greater operating margins and improve our performance and overall profitability opportunities.

         Until that time, we will continue to depend on our credit facilities, and placements of equity and debt securities, to assist us with our working capital requirements and to continue implementing our business development strategies, capital expenditure plans, and proprietary product development and commercialization initiatives.

Capital Resources

         During the three months ended June 30, 2004, we completed two financing transactions amounting to approximately $700,000 in gross proceeds to the Company. We also received a deferral on accrued interest payments amounting to approximately $320,000 that were due to our largest creditor, Laurus Master Fund, Ltd. ("Laurus Funds"), during the three month period.

         On May 7, 2004, we entered into an Offset Agreement with Stiefel Laboratories, Inc. ("Stiefel"), where we received from Stiefel a waiver on our annual interest payment to them under their four-year 6% unsecured promissory note. An interest payment amounting to approximately $240,000 ((pound)150,000) for the period March 6, 2003 to March 5, 2004, due to Stiefel, was waived in consideration of future contract product development services required by Stiefel.

         On May 27, 2004, we obtained an additional $500,000 advance from Laurus Funds under the October 29, 2003 Convertible Term Note, convertible into common stock at $0.80 per share, and issued additional warrants to purchase 82,500 shares at exercise prices of $1.00 per share for 27,500 shares, $1.20 per share for 27,500 shares, and $1.40 per share for 27,500 shares. Net proceeds from this advance amounted to approximately $460,000 and were utilized for working capital purposes.

         Additionally, during the three months ended June 30, 2004, Laurus Funds provided us a deferral on the interest payments due under our credit facilities with them. As of June 30, 2004, these deferred interest payments amounted to approximately $320,000. Subject to certain limitations, the Laurus Funds credit facilities, including principal and interest payments, permit payments to be made in our common stock. We have filed a registration statement, not yet effective, to register the shares issued upon the conversion of the Laurus Funds convertible loans or in lieu of loan and interest payments, and the warrants that we have issued to Laurus Funds.

         During the three months ended June 30, 2004, the Stiefel and Laurus Funds financing transactions were sufficient to assist our funding and working capital requirements for the period. For the next twelve months, we believe that we will require approximately $7.1 million in additional funding to meet our working capital, capital expenditure and product development requirements (see Subsequent Events and Other Information below).

         On a longer-term basis, we believe that we will require funding in the amount of approximately $5 million annually for a further two years to assist in the development of planned proprietary aerosol products and drug delivery technologies.

         Additionally, we believe that we can enhance our competitive position through the acquisition of regulatory-approved pharmaceutical products and drug delivery devices for respiratory, cardiovascular, and dermatological and topical drug delivery applications or such products in development, including those through the acquisition of other pharmaceutical companies. We are actively pursuing acquisitions that may require substantial capital resources. In the event that we make a significant future acquisition or change our capital structure, we may also be required to raise additional funds through additional borrowings or the issuance of additional debt or equity securities.

Analysis of Cash Flows

         The net cash, used in operating activities for the three and six months ended June 30, 2004 amounted to approximately $1.2 million and $4.4 million, respectively.

         For the three months ended June 30, 2004, the net cash used in the operations was primarily the result of an approximately $3.0 million net loss from continuing operations of the business. This was adjusted by non-cash charges, including depreciation and amortization of approximately $242,000, a reserve for bad debts amounting to approximately $52,000, stock option compensation for vested options, approximating $95,000, and warrants issued to consultant and financing costs of approximately $95,000. These non-cash charges were offset by an increase in the reserve for inventory obsolescence amounting to approximately $169,000. For the three months ended June 30, 2004, working capital changes reducing cash flow from operations were primarily due to an increase in our prepaid deposits and other current assets amounting to approximately $1.4 million, resulting from increasing new sales and business development activities, and an increase in deferred financing costs of approximately $19,000. Working capital changes increasing cash flow from operations were due primarily to a decrease of accounts receivable of approximately $1.7 million, a decrease in inventory of approximately $16,000, an increase in accounts payable and accrued liabilities of approximately $1.3 million, an increase in bank overdraft of $51,000 and a decrease in deferred revenue amounting to approximately $85,000.

         For the six months ended June 30, 2004, the net cash used in operations was primarily the result of an approximately $5.0 million net loss from continuing operations of the business. This was adjusted by non-cash charges including depreciation and amortization of approximately $476,000, a reserve for bad debts amounting to approximately $111,000, reserve for inventory obsolescence of approximately $217,000 and issuance of warrants for finders fees and consulting of approximately $464,000. These non-cash charges were offset by an increase in a deferred income tax asset of approximately $393,000. For the six months ended June 30, 2004, working capital changes reducing cash flow from operations were primarily due to an increase in our prepaid deposits and other current assets amounting to approximately $2.7 million, resulting from increasing new sales and business development activities. Working capital changes increasing cash flow from operations were due primarily to a decrease of accounts receivable of approximately $1.8 million, and an increase in accounts payable and accrued liabilities of approximately $1.4 million which was offset by a decrease in deferred revenue amounting to approximately $276,000 an increse in deferred financing costs of approximately $495,000 and an increase in inventory of $228,000.

         The net cash used in investing activities for the three and six months ended June 30, 2004 amounted to approximately $26,000 and $84,000, respectively. These investing activities related to the acquisition of office equipment and computers.

         The net cash provided by financing activities, for the three months and six months ended June 30, 2004 amounted to approximately $615,000 and $3.8 million, respectively. For the three months ended June 30, 2004, we borrowed approximately $657,000 from Laurus Funds. These advances were offset by approximately $42,000 in repayments under our capital lease obligations. For the six months ended June 30, 2004, we borrowed approximately $3.9 million from Laurus Funds, which was offset by approximately $76,000 in capital lease repayments.

         As an emerging specialty pharmaceutical company, we are involved in a number of business development projects including research and development activities that require the use of capital resources over extended periods of time. From time to time, these activities may also include the use of external resources that require prepayment or cash deposits for supplies, products or services that we require. As we intensify the development of our own proprietary products, our capital requirements may increase accordingly. The profit margins on our proprietary products and consulting services are expected to be higher than our contract manufacturing services, although the time line for the commencement of revenues and earnings from these newly evolving business activities may be longer than that of our established contract manufacturing operations.

         For the three and six months ended June 30, 2004, our existing credit facilities and capital resources were sufficient to fund the cash required to operate our business. However, on both a short-term and long-term basis, we will be required to continually raise capital through additional borrowings or the issuance of additional debt or equity securities in order to implement our business and growth strategies, which may also include significant business or corporate acquisitions or changes to our capital structure.

Subsequent Events and Expectations

         On July 1, 2004, we entered into a strategic alliance agreement with Utek Corporation ("Utek"). Under this agreement, we will collaborate with Utek in the identification, acquisition and development of intellectual property that we may require to implement our business initiatives in the aerosol pharmaceutical and drug delivery sector. Persuant to this agreement we issued 31,579 restricted shares of common stock in August 2004.

         On July 1, 2004 the Company received a payment deferral until August, 2004 on the total amount of interest outstanding on the borrowings under its revolving line of credit of approximately $156,000 as at June 30, 2004. The Company also received from the same lender, a deferral, until August, 2004, on approximately $160,000 interest due on its convertible note with the lender. The Company has already repaid approximately $118,000 of that interest.

         On July 2, 2004, we granted a total of 1,500,000 warrants to First Jemini Trust, a discretionary family trust in which the Company's Chairman/CEO and his spouse are non-voting beneficiaries. These five-year warrants were granted pursuant to various business development services provided to the Company and allow the holder to purchase our common stock at a price of $0.90 per share.

         On July 19, 2004, we issued promissory notes to our Chairman and CEO, Dr. Jack Kachkar, the Executive Vice President and Director of Corporate Development, Jay M. Green, and an outside Director, J. Douglas Brown amounting to $700,000 and bearing interest of 7% per annum. As additional consideration for the loans, we granted a five-year warrant to the lenders to purchase an aggregate of 700,000 shares of our common stock at a price of $0.80 per share. Net proceeds from these loans, amounting to $695,000, were used for working capital purposes.

         On July 22, 2004, in line with our strategy to develop our own proprietary pharmaceutical products for respiratory, dermatological, topical and cardiovascular drug delivery applications, we announced that we had signed a letter of intent with Phares Technology BV ("Phares") to acquire from them a patented, novel platform technology that will enable us to effectively develop inhalation-therapy drugs, including combination drugs, delivered in aerosol formats. Phares has already successfully utilized the technology in the pharmaceutical, nutraceutical and cosmetic industries. We are presently completing our due diligence on that intellectual property acquisition and expect to complete the transaction by September 22, 2004.

         On July 30, 2004, we agreed to a waiver from Laurus Funds, the holder of a long term $5.0 million convertible note, on the first four principal payments amounting to approximately $563,000 due under that note, until November 1, 2004. As consideration for that waiver, we agreed to issue Laurus Funds a five-year Common Stock Purchase Warrant to purchase 695,000 shares of our common stock at an exercise price of $0.81 per share.

         On August 3, 2004, we closed in a private placement to six institutional investors related to a New York investment banking firm the sale in the aggregate of 1,358,025 shares of our common stock for $1.1 million. Investors in the offering also received five-year warrants to purchase in the aggregate 1,358,025 shares of common stock, which warrants are exercisable at an exercise price of $1.01 per share. There is a performance feature related to the warrants, whereby during the warrant term the exercise price shall be increased by 2% (but no more than cumulatively 20%) for every $2 million that our sales are above $35 million for the year ended December 31, 2005 and $55 million for the year ended December 31, 2006. The exercise price shall be decreased by 5% (but no more than cumulatively 50%) for every $2 million that sales are below $35 million and $55 million for 2005 and 2006, respectively. The warrants also contain certain weighted average anti-dilution rights which terminate upon the earlier to occur of (i) a qualified public offering or (ii) eighteen (18) months.

         On August 2, 2004, we had also engaged the New York Investment banking firm to raise a minimum of $4.0 million and a maximum of $7.0 million in a private placement to accredited investors on essentially the same terms as the August 3, 2004 transaction (see Other Information below).

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


PART II-- OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         On May 11, 2004, we issued 100,000 stock purchase warrants to Mr. Orestes Lugo in exchange for the cancellation of 350,000 employee stock options. These three year Common Stock Purchase Warrants have an exercise price of $1.20 per share.

         On May 27, 2004 we issued a five year Common Stock Purchase Warrant to Laurus Funds as consideration for an additional loan of $500,000 under its collateralized 7% convertible term note, to purchase 82,500 shares of common stock at exercise prices of $1.00 per share for 27,500 shares, $1.20 per share for 27,500 shares, and $1.40 per share for 27,500 shares.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         On August  2,  2004,  we  engaged a New York  investment  banking  firm
(certain of whose affiliates were investors in an August 3, 2004 private placement with the Company) to raise a minimum of $4.0 million and a maximum of $7.0 million in a private placement to accredited investors on essentially the same terms as the August 3, 2004 transaction. If this additional financing is completed, we presently believe that the net proceeds would be sufficient to fund Inyx's current operations for approximately eight months if the minimum amount of additional capital is secured, and for approximately 12 months if the maximum amount is secured. We expect the private placement, which is scheduled to be completed before the close of this third quarter of 2004, to materially strengthen our financial position and allow us to continue to implement our business strategies.

         In the second half of 2004, we will continue to focus on strengthening and growing our pharmaceutical aerosol contract manufacturing business in order to reach profitability. Additionally, we plan to continue the development of our own proprietary pharmaceutical products for respiratory, dermatological, topical and cardiovascular drug delivery applications, to be marketed and sold through our customers' distribution channels or with strategic marketing partners. Planned products include metered dose inhalers, nasal pumps, topical aerosols, wound care sprays and oral sprays for cardiovascular disease. We are primarily focusing our efforts on generic pharmaceutical products and innovative drug delivery systems that allow line extensions of established products, or those delivery systems that overcome present product and propellant incompatibility and consumer use issues in the pharmaceutical aerosol sector.

         During this year, we also expect to continue to explore  pharmaceutical
business   acquisitions   or  the   acquisition  of   pharmaceutical   products,
intellectual properties or drug delivery devices.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         10.23.10 Stock Purchase Warrant for 82,500 shares of the Company's common stock with Laurus Master Fund LTD dated May 27, 2004.

         31.1 Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K.

                  Form 8-K filed with the SEC on June 29, 2004 disclosing the supply agreement with Astra-Zeneca under Item 5.





                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:    August 16, 2004

                                                     INYX, INC.


                                                       By: /s/ Rima Goldshmidt
                                                          ----------------------
                                                          Rima Goldshmidt,
                                                          Vice President Finance