Form 10QSB
period 2004-09-30
INYX INC
filed 2004-11-22
CIK 1114241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of October 22, 2004: 38,012,479 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

Include whether Registrant is an accelerated filer:    Yes [ ] No [X]


                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements

                                   INYX, INC.
                           Consolidated Balance Sheets
        (Expressed in thousands of U.S. dollars except for share amounts)

                                                              September 30,     December 31,
                                                                   2004             2003
                                                               (Unaudited)
                                                              ------------------------------
                                     Assets
                                     ------
Current assets:
    Cash and cash equivalents                                 $         534    $         796
    Accounts receivable, net                                          2,648            3,395
    Inventory, net                                                    1,812            1,089
    Prepaid expenses and other current assets                         5,604            1,089
                                                              ------------------------------
       Total current assets                                          10,598            6,369
                                                              ------------------------------

Property, plant and equipment, net                                    4,850            5,183
Deferred financing costs, net and other assets                        1,281              905
Deferred tax asset                                                    1,687            1,294
                                                              ------------------------------
                                                                      7,818            7,382
                                                              ------------------------------

       Total assets                                           $      18,416    $      13,751
                                                              ==============================

                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
    Borrowings under revolving line of credit                 $       6,827    $       3,133
    Accounts payable                                                  3,372            2,178
    Accrued expenses and other current liabilities                      640              996
    Current portion of long-term debt                                 1,959            1,483
                                                              ------------------------------
       Total current liabilities                                     12,798            7,790
                                                              ------------------------------

Long term debt, net of current portion                                7,399            7,439
                                                              ------------------------------
       Total liabilities                                             20,197           15,229
                                                              ------------------------------


Stockholders' deficit:
    Preferred stock - $0.001 par value, 10,000,000 shares
    authorized -0- shares issued and outstanding                       --               --
    Common stock - $0.001 par value, 150,000,000 shares
    authorized, 38,012,480 shares issued and outstanding at
    September 30, 2004 and 28,525,000 at December 31, 2002               38               29
    Additional paid-in capital                                       20,696           12,201
    Accumulated deficit                                             (21,897)         (13,313)
    Subscriptions receivable                                           (343)            (100)
    Accumulated other comprehensive loss -
       foreign currency translation adjustment                         (275)            (295)
                                                              ------------------------------
       Total stockholders' deficit                                   (1,781)          (1,478)
                                                              ------------------------------

       Total liabilities and stockholders' deficit            $      18,416    $      13,751
                                                              ==============================



The accompanying notes are an integral part of these consolidated financial statements.


                                   INYX, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
       (Expressed in thousands of U.S. dollars, except for share amounts)




                                                 Nine Months Ended             Three Months Ended
                                                   September 30,                   September 30,
                                               2004            2003            2004            2003
                                           ------------------------------------------------------------

Net revenues                               $     11,549    $     10,864    $      4,249    $      3,067
Cost of sales                                    10,392           8,799           3,572           2,597
                                           ------------------------------------------------------------
        Gross profit                              1,157           2,065             677             470

Operating expenses:
     Research and development                     1,341            --               941            --
     General and administrative expenses          6,820           7,067           2,522           2,610
     Selling expenses                               255             217              94              70
     Reorganization transaction costs              --             3,893            --              --
     Depreciation and amortization                  431             453             154              97
                                           ------------------------------------------------------------

        Total operating expenses                  8,847          11,630           3,711           2,777
                                           ------------------------------------------------------------

Loss from operations before interest             (7,690)         (9,565)         (3,034)         (2,307)

Interest expense                                  1,287             535             595             149
                                           ------------------------------------------------------------

Loss before income tax benefit                   (8,977)        (10,100)         (3,629)         (2,456)

Income tax benefit                                  393             510            --               222
                                           ------------------------------------------------------------

Net loss                                   $     (8,584)   $     (9,590)   $     (3,629)   $     (2,234)
                                           ============================================================

Loss per share of common stock
  outstanding                              $      (0.28)   $      (0.58)   $      (0.11)   $      (0.09)
                                           ============================================================

Weighted-average number of shares
  outstanding                                30,780,478      16,521,245      32,523,000      25,119,565
                                           ============================================================











The accompanying notes are an integral part of these consolidated financial statements.


                                   INYX, INC.
           Consolidated Statements of Changes in Stockholders' Equity
                          and Other Comprehensive Loss
                                   (Unaudited)
                    (Expressed in thousands of U.S. dollars)
                  For the nine months ended September 30, 2004



                                                                                              Accumu-
                                                                                               lated
                                                                                               Other
                                            Common Stock         Additional       Stock       Compre-        Accumu-
                                       Number of                  Paid-in     Subscription    hensive         lated
                                        Shares       Par Value    Capital      Receivable       loss         Deficit       Total
                                      ---------------------------------------------------------------------------------------------
Balance at December 31, 2003              28,525    $       29   $   12,201    $     (100)   $     (295)   $  (13,313)   $   (1,478)

Issuance of Stock for options
exercised in                                 265          --            291          --            --            --             291

Issuance of stock options                   --            --            227          --            --            --             227

Subscription receivable                     --            --           --            (243)         --            --            (243)

Warrants issued for financing fees          --            --            745          --            --             745

Warrants issued for consulting fees         --            --            580          --            --            --             580

Issuance of stock for services                32          --             30          --            --            --              30

Issuance of stock net of financing
costs of $768,000                          9,191             9        6,622          --            --            --           6,632

Net loss for the period                     --            --           --            --            --          (8,584)       (8,584)

Foreign currency translation
   adjustment                               --            --           --            --              20          --              20
                                      ---------------------------------------------------------------------------------------------
Balance at June 30, 2004                  38,012    $       38   $   20,696    $     (343)   $     (275)   $  (21,897)   $   (1,781)
                                      =============================================================================================









The accompanying notes are an integral part of these consolidated financial statements.


                                                    INYX, INC.
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                     (Expressed in thousands of U.S. dollars)



                                                                            Nine Months Ended          Three Months Ended
                                                                              September 30,               September 30,
                                                                           2004          2003          2004          2003
                                                                        ----------    ----------    ----------    ----------
Cash flows from operating activities:
    Net loss for the period                                             $   (8,584)   $   (9,590)   $   (3,629)   $   (2,234)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                                             431           225           155            97
      Amortization of financing costs                                          319          --             119          --
      Deferred tax asset                                                      (393)         (530)         --            (231)
      Reserve for inventory obsolescence                                       116          --             333          --
      Provision for bad debt                                                    29          --             (82)         --
      Stock option compensation                                                227         1,251            66           504
      Issuance of stock for services                                            30         2,103            30          --
      Warrants issued for financing  fees                                      745           331          --
      Issuance of warrants                                                     580           507           530           202
      Issuance of shares for exercise of stock options                         290          --            --            --
      Issuance of stock in recapitalization expenses                          --           2,758          --            --
      Subscription receivable                                                 (243)         --              50          --
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivables                              718        (2,547)       (1,091)          580
      Increase in inventory                                                   (839)       (1,082)       (1,045)         (237)
      (Increase) decrease in prepaid and other current assets               (4,563)         (910)       (1,835)          164
      Decrease in bank overdraft                                              --            --             (51)         --
      Increase (decrease) in accounts payable and accrued liabilities          837         3,177          (563)          940
      Increase in deferred revenue                                               2          --             278          --
      Increase in other assets                                                --            --            --            --
      Increase in deferred financing costs                                    (648)         --            (153)         --
                                                                        ----------    ----------    ----------    ----------
            Net cash used in operating activities                          (10,946)       (4,638)       (6,557)         (215)
                                                                        ----------    ----------    ----------    ----------

Cash flows from investing activities:
    Assets transferred at book value through reorganization process           --          (5,133)         --            --
    Purchase of fixed assets                                                   (97)         --             (13)           (2)
                                                                        ----------    ----------    ----------    ----------
            Net cash  used in investing activities                             (97)       (5,133)          (13)           (2)
                                                                        ----------    ----------    ----------    ----------

Cash flows from financing activities:
    Advances by stockholder                                                   --             450          --             400
    Borrowings under revolving line of credit                                3,694         1,915           331          (379)
    Proceeds from issuance of long term debt                                   500         7,606          --              50
    Repayment of long term debt                                               --            (695)         --            (367)
    Proceeds from issuance of promissory demand note                           700            50           700          --
    Repayment of promissory notes                                             (650)         --            (650)         --
    Procceds from issuance of stock net of issue costs of $768,000           6,632           388         6,632           388
    Repayment of capital lease obligation                                     (115)         --             (39)         --
                                                                        ----------    ----------    ----------    ----------
            Net cash provided by financing activities                       10,761         9,714         6,974            92
                                                                        ----------    ----------    ----------    ----------
Effect of foreign exchange rate changes
    on cash and cash equivalents                                                20          (107)           94           (45)
                                                                        ----------    ----------    ----------    ----------

Change in cash and cash equivalents                                           (262)         (164)          498          (170)
Cash at beginning of period                                                    796            25            36            31
                                                                        ----------    ----------    ----------    ----------
Cash and cash equivalents at end of period                              $      534    $     (139)   $      534    $     (139)
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

         Inyx was incorporated on March 28, 2000, in the State of Nevada, under the name Doblique, Inc. ("Doblique"). As Doblique, the Company was engaged in the business of breeding and racing thoroughbred horses at various major horse racing venues throughout the United States. On March 6, 2003, management decided to discontinue the Company's thoroughbred horse operation by selling the assets of that operation to a third party. The assets owned by the Company and operations conducted by the Company during that period were nominal. Concurrent with the discontinuance of its horse racing operations, Doblique concluded a reverse acquisition of Inyx Pharma Limited ("Inyx Pharma"), an aerosol pharmaceutical manufacturing company incorporated under the laws of England and Wales, and changed its name to Inyx, Inc. ("Inyx").

         The acquisition of Inyx Pharma was consummated on April 28, 2003, by exchanging 16 million shares of the Inyx's restricted common stock for 100% of the outstanding common stock of Inyx Pharma. As a result of the exchange, the stockholders of Inyx Pharma became the controlling stockholders of Inyx, in the aggregate, holding approximately 64% of the Company's outstanding shares. The transaction was accounted for as a recapitalization of Inyx. As a result of this transaction the financial statements presented for the period prior to the reverse merger transaction with Inyx Pharma on April 28, 2003 are those of Inyx Pharma and its predecessor Miza Pharmaceuticals (UK) Ltd. ("Miza UK").

         Prior to its acquisition by the Company on March 7, 2003, Inyx Pharma had effected a transaction under which the majority of the pharmaceutical business assets of Miza UK were transferred out of Administration (a United Kingdom form of Chapter 11 bankruptcy protection and reorganization) to Inyx
Pharma. Prior to this transaction Inyx Pharma was a non-operating private corporation with nominal net assets. This transaction was accounted for as a reorganization of entities under common control.

         As the Biopharma Division was part of Miza UK but not transferred through the reorganization process by Inyx Pharma on March 7, 2003, its results of operation are eliminated for comparative purposes in the pro forma financial results. The results of operations have been presented in this manner to show the Miza UK operation with and without the Biopharma Division in order to compare its results of operations, as the predecessor company, to Inyx.

         Inyx currently manages and operates its business as one operating segment.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------   ------------------------------------------

a)       Unaudited Consolidated Interim Financial Statements

         The accompanying consolidated financial statements include the accounts of Inyx and its wholly owned subsidiaries: Inyx Pharma Limited, an operating company formed under the laws of England and Wales; Inyx Canada, Inc., a federally incorporated Canadian corporation; and Inyx Realty, Inc., a Florida corporation through its disposition on April 14, 2004 to a related party for nominal consideration.

         All inter-company accounts and transactions have been eliminated in consolidation.

         The accompanying consolidated financial statements for the nine months and three months ended September 30, 2004 and 2003 are unaudited but, in the opinion of management, include all necessary adjustments (consisting of normal, recurring nature) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the nine months ended September 30, 2004 are not necessarily indicative of operating results to be expected for a full year.

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

c)       Accounts Receivable

         Accounts receivable are stated at net realizable value, net of an allowance for doubtful accounts. Periodically, management reviews all accounts receivable and based on an assessment of whether they are collectible, estimates the portion, if any, of the balance that will not be collected in order to establish an allowance for doubtful accounts. Such allowance was based on the specific identification of accounts deemed uncollectible as of September 30, 2004. The provision for the allowance for doubtful accounts is included in General and Administrative expenses, in the accompanying consolidated statement of operations.

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

f)       Deferred Financing Costs

         Costs directly associated with obtaining financing are capitalized and amortized on a straight-line basis over the estimated life of the financing arrangement.

g)       Impairment of Long Lived Assets

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

h)       Financial Instruments

         Financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, borrowings under the revolving line of credit and loans payable. Non-derivative financial instruments include letters of credit, commitments to extend credit and guarantees of debt. There were no derivative financial instruments at September 30, 2004. The carrying values of these financial instruments approximate their fair market value as of September 30, 2004.

i)       Revenue Recognition

         The Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) product delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Revenues are recognized FOB shipping point, when products are shipped, which is when legal title and risk of loss is transferred to the Company's customers, and is recorded at the net invoiced value of goods supplied to customers after deduction of sales discounts and sales and value added tax, where applicable. In situations where the Company receives payment in advance of the performance of research and development services, such amounts are deferred and recognized as revenue as the related services are performed. For the nine month period ended September 30, 2004 and for the year ended December 31, 2003 deferred revenues amounting to approximately $353,000 and $351,000 respectively, are included in Accrued Expenses and Other Liabilities.

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

j)       Loss per Share

         The Company follows the guidelines of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128) in calculating its loss per share. Loss per share ("LPS") is computed using the weighted average number of common shares outstanding during the period. The Company has reported a net loss for the nine and three months ended September 30, 2004 and 2003. As a result, 23,481,687 (2003- 6,420,000) shares of common stock, which may be issued upon exercise of stock options and warrants respectively, have been excluded from the calculation, for both the nine and three month periods ended September 30, 2004 and 2003, because their inclusion would be anti-dilutive.

k) Stock Based Compensation

         On May 1, 2003, the Company adopted a Stock Option Plan that provides for the granting of incentive stock options and non qualified stock options for the benefit of employees, officers, consultants, directors and persons who the Company believes may have made a valuable contribution to the Company. The total number of shares that may be issued under the plan amounts to 5,000,000. The exercise price per share must be at least equal to the fair market price at the time of grant. There were 292,500 stock option granted, no options exercised and 227,000 options cancelled during the nine months ended September 30, 2004. As of September 30, 2004, there were 4,450,000 stock options outstanding at a weighted average exercise price of $1.11 per share. As of September 30, 2004, the number of exercisable options is 3,415,000.

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

l)       Concentration of Credit Risk

         The Company obtains detailed credit evaluations of customers generally without requiring collateral, and establishes credit limits as required.
Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit risk losses and maintains an allowance for anticipated losses. For the three months ended September 30, 2004 and 2003, the Company's top three customers accounted for approximately 52% and 42% of net revenues, respectively. For the nine months ended September 30, 2004 and 2003, the Company's top three customers accounted for approximately 47% and 42% of net revenues, respectively. For the nine months ended September 30, 2004 and 2003, the Company's top three customers accounted for 24% and 48% of net receivables, respectively. The loss of any of these customers may have a material adverse effect on the operations of the Company.


m)       Income Taxes

         The Company has adopted Statement of Financial Accounting Standards No.
109, Accounting for Income Taxes (SFAS No. 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

n)       Translation of Foreign Currency

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

o)       Reclassifications

         Certain  amounts  from  prior  consolidated  financial  statements  and
related  notes  have  been   reclassified  to  conform  to  the  current  period
presentation.



NOTE 3:  ACCOUNTS RECEIVABLE, NET
------   ------------------------

         Accounts receivable consists of the following:

                                       September 30, 2004     December 31, 2003
                                       ------------------    ------------------
Trade receivables                      $            2,810    $            3,586
Less allowance for doubtful accounts                 (162)                 (191)
                                       ------------------    ------------------
                                       $            2,648    $            3,395
                                       ==================    ==================

         There  were no  write-offs  during  the nine  and  three  months  ended
September 30, 2004.



NOTE 4:  INVENTORY, NET
------   --------------

         Inventory is comprised of the following:

                                       September 30, 2004     December 31, 2003
                                       ------------------    ------------------
                                                             $              172
Finished goods                         $               15
Work in process                                       126                   266
Raw materials                                       1,837                 1,015
                                       ------------------    ------------------
                                                    2,135                 1,296
Less provision for obsolescence                      (323)                 (207)
                                       ------------------    ------------------
                                       $            1,812    $            1,089
                                       ==================    ==================


NOTE 5:  PREPAID EXPENSES AND OTHER CURRENT ASSETS
------   -----------------------------------------

         Prepaid expenses and other current assets consist of the following:

                                                          September 30, 2004    December 31, 2003
                                                          ------------------   ------------------
Prepaid refundable deposit for equipment (a)              $            1,205   $             --
Prepaid refundable deposit for business development (b)                1,096                 --
Deferred acquisition costs                                             1,285                 --
Prepaid vendor invoices                                                  777                  347
Deferred Development costs                                               200                 --
Prepaid refundable deposit for acquisition candidate                     320                   71





Deferred legal and consulting fees                                       569                  152
Prepaid rent                                                            --                     71
Prepaid property tax                                                    --                     55
Prepaid insurance                                                         10                  128
Sales tax receivable, net                                                 88                  132
Other prepaid expenses                                                    54                  133
                                                          ------------------   ------------------
                                                          $            5,604   $            1,089
                                                          ==================   ==================


         (a) The Company's subsidiaries are expected to begin providing manufacturing technology transition consulting services to the country of Cuba on behalf of the United Nations Development Program ("UNDP"). Consulting services to be provided include the installation of manufacturing facilities, equipment, and systems to manufacture CFC-free or hydrofluoroalkane ("HFA") aerosol based respiratory inhalers for the treatment of asthma and chronic obstructive respiratory disease conditions. As the parent company is a U.S. corporation and because certain involved members of the Company's management team are U.S. residents, to perform on the contract, the Company's subsidiaries require United States government business authorizations and export permits to do business in that developing nation. Due to political events or changes to U.S. government laws, the U.S. government may not continue to provide the
Company's subsidiaries with the necessary permits and authorizations they require to provide consulting services in that developing country. The failure to receive or sustain such authorizations or permits may have a material adverse affect on any costs, expenses, or prepaid fees and deposits that the Company and its subsidiaries may have incurred or will incur in relation to this consulting contract, or the subsidiaries' abilities to continue to provide their services to that developing country. Additionally, although the Company's subsidiaries will be paid directly by the UNDP through a series of progress payments, they are subject to risks of doing business in a developing country, including dealing with import or export licensing requirements; difficulties in enforcing aspects of the Company's subsidiaries' contracts with the UNDP and that country; difficulties in protecting intellectual property; unexpected changes in regulatory requirements; legal uncertainty regarding liability, tax, tariffs and other trade barriers; foreign exchange controls and other currency risks; inflation; challenges to credit and collections; expropriation; and local government instability, war, riots, insurrections and other political events.

         (b) The Company has commenced the development of its own proprietary pharmaceutical products for respiratory, dermatological, topical and cardiovascular drug delivery applications. The Company has not yet obtained the required regulatory approvals to market such products

         (c) The Company has been involved in a transaction to acquire a pharmaceutical manufacturing operation, which it announced on October 7, 2004. Costs incurred in relation to this transaction include consulting fees, due diligence costs and manufacturing equipment deposits. These costs have been capitalized in anticipation of the completion of this transaction.



NOTE 6:  PROPERTY, PLANT AND EQUIPMENT, NET
------   -----------------------------------

         Property, plant and equipment consisted of the following:


                                                   September 30, 2004    December 31, 2003
                                                   ------------------    ------------------
Land                                               $              546    $              546
Buildings                                                       1,059                 1,059
Machinery, equipment and office furniture                       3,541                 3,524
Computer hardware & software                                       99                    19
                                                   ------------------    ------------------
                                                                5,245                 5,148
Less accumulated depreciation                                    (724)                 (340)
                                                   ------------------    ------------------
                                                                4,521                 4,808

Computer hardware & software under capital lease                  382                   382
Less accumulated amortization                                     (53)                   (7)
                                                   ------------------    ------------------
                                                                  329                   375
                                                   ------------------    ------------------
                                                   $            4,850    $            5,183
                                                   ==================    ==================


         For the nine and  three  months  ended  September  30,  2004 and  2003, depreciation  of  property,  plant  and  equipment  was  approximately  $385,000
(2003-$453,000)  and  $136,000  (2003-$97,00)  respectively.   Amortization  for
equipment under capital leases was  approximately  $46,000 (2003-$0) and $18,000
(2003-$0)  for the nine and  three  months  ended  September  30,  2004 and 2003 respectively.

NOTE 7:  DEFERRED FINANCING COSTS, NET AND OTHER ASSETS
------   ----------------------------------------------

         Deferred financing costs, net and other assets are comprised of deposits on office space of $28,000 and deferred financing costs of $1,236,000 associated with the Company's issuance of the revolving facility and convertible debt securities and other assets approximating $17,000. For the nine and three months ended September 30, 2004 and 2003, the amortization of deferred financing costs approximated $319,000 (2003-$0) and $119,000 (2003-$0).

NOTE 8:  BORROWINGS UNDER REVOLVING LINE OF CREDIT
------   -----------------------------------------

         The  Company  has a  $6.5  million  revolving  line  of  credit  with a financial institution,  which is renewable in December 2006. Advances under this
facility,   amounting  to   approximately   $6.8  million,   which  includes  an
over-advance   of   approximately   $300,000,   at  September   30,  2004,   are
collateralized by accounts  receivables based on an agreed formula and all other assets of the  Company.  The Company has the option of paying  interest on these borrowings in cash or by issuing common stock.  Interest on these  borrowings is payable  monthly  at  prime  plus 3%  with a  minimum  of 7% on the  outstanding balance.


NOTE 9:  LONG TERM DEBT, NET OF CURRENT PORTION
------   --------------------------------------

         Long-term debt, net of current portion consists of the following:

                                                                              September 30, 2004    December 31, 2003
                                                                              ------------------   ------------------
7% convertible term note due to Laurus Funds, collateralized                  $            5,000   $            4,500
   by accounts receivable and other assets of the Company (a)
Uncollateralized 6% convertible promissory note due to customer,(b)                        4,013                4,013
Uncollateralized  7% to 18% demand notes due to a  stockholder  and an executive of the Company, principal and interest due on demand
                                                                                             150                  100
Capital lease obligations, due to financial institutions, collateralized by software and equipment, due in monthly installments of $14,000 including interest of 10% to 27%, through
   2006 (c)                                                                                  195                  309
                                                                              ------------------   ------------------
                                                                                           9,358                8,922
Less current portion                                                                       1,959                1,483
                                                                              ------------------   ------------------
Debt, net of current portion                                                  $            7,399   $            7,439
                                                                              ==================   ==================


(a) The principal is due in monthly installments of approximately $141,000 starting in April 2004 through November 2006, while interest on unpaid balances is payable monthly. The Company has the option to issue common stock in lieu of debt service payments at the then-market price of the stock. In addition, at the option of the holder, the debt may be converted into common stock at a fixed conversion price of $0.80 per share based on an agreed upon conversion formula. In April 2004, the Company received a thirty day waiver from the holder on the first principal payment due which was subsequently further extended through the date of this filing. In addition the Company received a deferral on certain interest payments which have been subsequently paid to Laurus Funds. As consideration for the deferrals, the Company issued a five year Common Stock Purchase Warrants to Laurus Funds to purchase 694,000 shares of common stock at an exercise price of $0.81 per share.

         The principal amount of this collateralized 7% convertible term note was increased by another $500,000 on May 27, 2004. As consideration for the increase the Company issued a five year Common Stock Purchase Warrant to Laurus Funds to purchase 82,500 shares of common stock at exercise prices ranging from $1.00 to $1.40 per share. The principal is due in monthly installments of approximately $17,000 commencing in November 2004 through November 2006.

         Pursuant to the Registration Rights Agreement with Laurus Funds, the Company could be liable for certain penalties as results of not registering the securities within a specified time frame. However, to date the Company has not received any demands for payment of any penalties.

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

         As at September 30, 2004 the principal installments payable on the debt are as follows:

2005                                                               $       1,959
2006                                                                       1,982
2007                                                                       5,417
                                                                   -------------
Total                                                                     $9,358
                                                                   =============


NOTE 10: SUBSEQUENT EVENTS
-------  -----------------

         On October 4, 2004, the Company granted 75,000 stock purchase warrants to a consultant in connection with two private placements the Company had completed from August 3, 2004 through September 3, 2004. These 5-year warrants allow the consultant to purchase the Company's common stock at $1.08 per share.

         On October 7, 2004, the Company announced that it had signed an agreement in principle with a multinational pharmaceutical company to acquire the assets and certain business of that company's subsidiary in Puerto Rico. The agreement in principle calls for execution of a definitive agreement by December 15, 2004 and closing of the acquisition by March 31, 2005. The operation the Company is planning to acquire is located in Manati, Puerto Rico and consists of a 139,000 square foot regulatory-compliant pharmaceuticals aerosol manufacturing and testing plant.

         On November 8, 2004, the Company announced that it had expanded a product development agreement with one of its clients. Under the terms of the agreement, the Company's United Kingdom subsidiary, Inyx Pharma will be assisting the client in the development and supply of additional topical and foam aerosol products for dermatological applications.

NOTE 11: STOCKHOLDERS' DEFICIT
-------  ---------------------

         The stockholders' deficit information presented in these consolidated financial statements reflects the recognition of the effect of the reverse acquisition transaction with Inyx Pharma (See Note 1).

         In January 2004, pursuant to an exercise of 265,000 options, the Company issued 200,000 shares of common stock at approximately $1.10 per share, and 65,000 shares of common stock at approximately $1.20 per share.

         During the nine month period ended September 30, 2004, the Company recorded approximately $227,000 respectively, of additional paid-in capital resulting from stock options which vested during the period. This amount is included in general and administrative expenses in the consolidated statement of operations.

         During the nine month period ended September 30, 2004, the Company recorded approximately $567,000 of warrants granted to Laurus Funds as consideration  for its  collateralized  7%  convertible  term  note and  certain amendments to the loan agreement thereafter. In addition during the period, the Company recoded approximately $178,000 of additional paid-in capital resulting from the issuance of 700,000 stock purchase warrants as additional consideration for promissory notes issued to two of its executives and one independent director. These amounts are included in interest expense in the consolidated statement of operations

         During the nine month period ended September 30, 2004, the Company recorded approximately $580,000 of additional paid-in capital resulting from the issuance of stock purchase warrants. Which included (i) 100,000 stock purchase warrants granted to a resigning director as an exchange for cancellation of 350,000 stock options. These Common Stock Purchase Warrants have an exercise price of $1.20 per share. (ii) 1,500,000 warrants granted to an entity related to Company's Chairman, and his spouse. These five-year warrants were granted pursuant to various business development services provided to the Company and allow the holder to purchase our common stock at a price of $0.90 per share.
These amounts are included in general and administrative expenses in the consolidated statement of operations

         On July 1, 2004, the Company issued 31,579 restricted shares of common stock for services under a strategic collaboration agreement amounting to approximately $30,000. This amount is included in the general and administrative expenses in the consolidated statement of operations.

         On August 3, 2004 through September 3, 2004 the Company completed two private placements and issued an aggregate of 9,190,901 shares of common stock at exercise prices ranging from $1.00 to $1.11 per share. The private placement resulted in proceeds of approximately $6.6 million net of offering related costs amounting to approximately $768,000. All of the investors were granted five-year non-detachable warrants to purchase up to an additional 9,190,901 shares of our common stock in aggregate at exercise prices ranging from $1.00 to $1.11 per share. During the term of such warrants, the exercise price shall be adjusted based on an agreed upon formula. The warrants also contain certain redemption and anti-dilution provisions.

NOTE 12: ACCUMULATED COMPREHENSIVE LOSS
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



NOTE 13: SUPPLEMENTAL CASH FLOW INFORMATION
-------  ----------------------------------
                                                                   September 30, 2004    December 31, 2003
                                                                   ------------------   ------------------
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest                      $              341   $              216
                                                                   ==================   ==================
Supplemental Disclosure of Non-Cash Financing Activities:
     Conversion of shareholder debt into 100,000 shares of stock                 --                    100
                                                                   ==================   ==================
     Shares issued for services                                                    30                  799
                                                                   ==================   ==================
     Shares issued for finders fees                                              --                  1,302
                                                                   ==================   ==================
     Warrants issued for financing fees and services                              592                2,411
                                                                   ==================   ==================
Supplemental Disclosure of Non-Cash Investing Activities:
     Capital leases                                                              --                    309
                                                                   ==================   ==================

                    PRO FORMA FINANCIAL STATEMENT INFORMATION

         The following condensed pro forma consolidated statements of operations are based on the assumption that the acquisition of Inyx Pharma Limited ("Inyx Pharma") took place as of January 1, 2003, and includes the operations of Miza Pharmaceuticals (UK) Limited ("Miza UK"), the predecessor company to Inyx Pharma for the period from January 1, 2002 through March 6, 2003. As the Biopharma Division was part of Miza UK but not transferred through the reorganization process by Inyx Pharma on March 7, 2003, its results of operation are eliminated for comparative purposes in the pro forma financial results.


                                   INYX, INC.
      Unaudited Pro Forma Condensed Consolidating Statements of Operations
               For the Nine Month Period Ended September 30, 2003

                                 (In Thousands)

Net revenues                                                       $     10,530
Cost of sales                                                             8,406
                                                                   ------------
       Gross profit                                                       2,124

Expenses:
    General and administrative expenses                                   5,282
    Selling expenses                                                        217
    Depreciation and amortization                                           573
    Management fees                                                        --
                                                                   ------------
          Total operating expenses                                        6,072
                                                                   ------------
Loss from operations before other expenses                               (3,948)

Other expense:
    Reorganization and administration                                        55
    Acquisition costs                                                     3,893
    Shares issued for consulting fees                                      --
    Investor relations                                                     --
    Consulting fees                                                        --
    Warrants issued for services                                            507
    Interest expense                                                        733
                                                                   ------------
                                                                          5,188
Loss before income tax benefit                                           (9,136)

Income tax benefit                                                          510
                                                                   ------------
Net loss                                                           $     (8,626)
                                                                   ============

Item 2.  Management's Discussion and Analysis or Plan of Operations


         The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by the Company's consolidated financial statements and related notes appearing elsewhere in this report.

CAUTION REGARDING FORWARD-LOOKING INFORMATION

Forward-Looking Statements

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

General

         Inyx, Inc. ("Inyx", "we", "us", "our", or the "Company") through its wholly-owned subsidiaries, Inyx Pharma Limited ("Inyx Pharma") and Inyx Canada, Inc. ("Inyx Canada"), is a specialty pharmaceutical company. We focus our expertise on the development and manufacture of prescription and over-the-counter ("OTC") aerosol pharmaceutical products and drug delivery technologies for the treatment of respiratory, allergy, cardiovascular, dermatological and topical conditions. Our client base primarily consists of ethical pharmaceutical corporations, branded generic pharmaceutical distributors and biotechnology companies. Although we perform some sales and marketing functions, we have limited product distribution capabilities and so we depend on our customers' distribution channels or strategic partners to market and sell the pharmaceutical products we develop and manufacture for them.

         We intend to expand our product development and manufacturing activities into our own lines of prescription and OTC pharmaceutical products, but as of September 30, 2004, we had not yet commercialized or marketed our own products or drug delivery applications. Additionally, a material element of our growth strategy is to expand our existing business through the strategic acquisition of pharmaceutical products and drug delivery technologies that are complementary to our expertise in the aerosol pharmaceutical sector.

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

         Prior to March 2003, we were in the business of owning and racing thoroughbred horses at various major horse racing tracks throughout the United States. In March 2003, the assets of this operation were sold for cash to a third party, and the Company discontinued the business of breeding and racing thoroughbred race horses. On March 26, 2003, we announced that our controlling stockholder had accepted an unsolicited offer to sell a controlling block of 2,250,000 shares of our common stock, representing approximately 45% of the Company's then issued and outstanding shares, to Medira Investments, LLC ("Medira"), which later conveyed such shares to its sole member, Ms. Viktoria Benkovitch, our Chairman's (Dr. Jack Kachkar) spouse.

         At that time, we also announced that we would pursue strategic investment opportunities in a number of sectors within the pharmaceutical, biotechnology and medical devices industries.

The Inyx Pharma Transaction

         Concurrent with the discontinuance of our thoroughbred horse racing operations, we concluded a reverse acquisition of Inyx Pharma Limited ("Inyx Pharma"), an aerosol manufacturing company incorporated under the laws of England and Wales and changed our name to Inyx, Inc.

         The acquisition of Inyx Pharma was consummated on April 28, 2003, by exchanging 16 million of our common shares for all of the outstanding and issued shares of Inyx Pharma. At the time of the exchange, Inyx Pharma was also related to our company as the controlling stockholder of Inyx Pharma was the JEM family trust, a discretionary family trust for the benefit of our Chairman, his spouse and two children.

         As a result of the exchange, the stockholders of Inyx Pharma became our controlling stockholders, in the aggregate holding approximately 64% of our outstanding stock, and we became a publicly held business focused on the development, commercialization and manufacturing of aerosol drug delivery pharmaceutical products.

         The Inyx Pharma transaction was accounted for as a reverse merger resulting in a recapitalization of Inyx as we were a public entity with nominal assets and operations prior to our share exchange with Inyx Pharma. Therefore, the financial statements presented for the period prior to the transaction with Inyx Pharma are those of Inyx Pharma and its predecessor, Miza Pharmaceuticals
(UK) Ltd. ("Miza UK").

         Prior to our reverse merger with Inyx Pharma, on March 7, 2003, Inyx Pharma had effected a transaction under which the majority of the pharmaceutical business assets of Miza UK were transferred out of Administration (a United Kingdom form of U.S. Chapter 11 bankruptcy protection and reorganization) to Inyx Pharma. This transaction was accounted for as a reorganization of entities under common control, as the controlling stockholders of Inyx Pharma were also the controlling stockholders of Miza UK at the time of the March 7, 2003 transaction. The assets transferred to Inyx Pharma were therefore recorded at book value. Transaction costs incurred in the Miza UK transaction, consisting primarily of legal costs, consulting and finders' fees were expensed on the date of the transaction.

Recent Developments

         Since our reverse acquisition of Inyx Pharma, we have been actively marketing to our customer base and expect that the manufacturing capacity utilization at our Inyx Pharma operation will continue to increase as new customer contracts and purchase orders commence.

         We now operate in one business segment, the contract manufacturing of pharmaceutical products. Although we have started developing our own proprietary pharmaceutical products, we have not yet commenced the marketing or sale of any such products. As a result, our product development activities and our manufacturing consulting services are primarily supporting our manufacturing operations for the benefit of our customers. Segment reporting on our business will begin to occur as we move into the additional business activities described herein.

         We believe that once we have developed and marketed our own proprietary pharmaceutical product lines, consisting of both drug delivery devices and pharmaceutical products that are complementary to our manufacturing technologies, we can improve our revenue and profitability opportunities as such products may offer greater profit margins than those provided by our contract manufacturing services.

         We are currently focusing our own research and development activities on inhalation-therapy drug delivery devices and inhalation methods, and generic prescription and over-the-counter aerosol pharmaceutical products for respiratory, dermatological, topical and cardiovascular applications. These include generic pharmaceutical products and innovative drug delivery systems that allow line extensions of established products, or those delivery systems that overcome present product and propellant incompatibility and consumer use issues in the pharmaceutical aerosol sector.

         For example, on July 22, 2004, we announced that we had signed a letter of intent with Phares Technology BV ("Phares") to acquire from them a patented, novel platform technology that will enable us to effectively develop inhalation-therapy drugs, including combination drugs, delivered in aerosol formats. Then, on September 21, 2004, we announced that we had completed the acquisition of the Phares technology. The Phares technology is based on the utilization of a lipid-binding matrix for delivering incompatible or unstable drug substances and we plan to initially use this technology to develop our own proprietary metered dose inhalers ("MDIs") for the treatment of asthma and other respiratory diseases.

         While we do not currently derive any revenues from the sale of our own products, it is anticipated that our first two proprietary products, a wound-care spray and an oral inhalation product, should be ready for commercial marketing by 2005. We plan to distribute our proprietary products through our own customers' distribution channels or in collaboration with strategic marketing partners.

         During the fourth quarter of 2004 and beyond, we will continue to focus on strengthening and growing our pharmaceutical aerosol contract development and manufacturing operations, where we believe that, in addition to the conversion of CFC inhalers to non-ozone depleting HFA products, a second major area of potential growth is a result of our proprietary hydrocarbon aerosol foam expertise.

         Although we continue to add new manufacturing and product development customers, it has taken time to start-up a number of new client projects due to their own required regulatory or business approvals, lead times required for critical raw materials and components in the pharmaceutical aerosol sector, and as a result of the production commissioning and validation processes involved in the pharmaceutical manufacturing industry. Such delays have been particularly relevant in the transition of a chlorofluorocarbon ("CFC") aerosol respiratory MDI to a CFC-free or hydrofluoralkane ("HFA") MDI for one of our major clients. This client, a large international generic drug marketing and distribution company, has not yet received the necessary regulatory approvals to market their CFC-free MDI for the treatment of asthma which has led to a decrease in our revenues and profitability opportunities during 2004. This client believes that they can complete the transition to a CFC-free MDI by mid-2005.

         Subject to receiving all necessary U.S. government regulatory body approvals, we hope that at the beginning 2005 we can also commence to implement our manufacturing consulting agreement under the United Nations Development Programme - Montreal Protocol. We also continue to explore pharmaceutical business acquisitions or the acquisition of pharmaceutical products, intellectual properties or drug delivery devices.

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

Translation of Foreign Currency

         The functional currency of our Company's United Kingdom subsidiary, Inyx Pharma, is the Great Britain Pound. Our Company's financial statements are reported in United States Dollars and are translated in accordance with Statement of Financial Accounting Standards No. 52, which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing during the period. For purposes of SFAS No. 52, we consider the dollar to be the reporting currency. The effects of unrealized exchange fluctuations on translating foreign currency assets and liabilities into Dollars are accumulated as a cumulative translation adjustment in stockholders' deficit. Realized gains and losses from foreign currency transactions are included in the results of operation for the period. Fluctuations arising from inter-company transactions are of long term in nature and are accumulated as cumulative translation adjustments.

         As of September 30, 2004, we had not utilized any currency-hedging programs. However, as we intend to continue to utilize US-based financing sources, and as the significant majority of our revenues are in Great Britain Pounds, we have established a commercial banking relationship with a major US-based financial institution that will also provide us with currency-hedging advisory services including our participation in currency-forward contracts for the purpose of mitigating foreign exchange losses. We believe that we will be in a position to commence utilizing such currency-hedging services during the second half of 2005.

RESULTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 2004 and 2003

         The accompanying consolidated financial information includes the accounts of Inyx and its wholly-owned subsidiaries, Inyx Pharma, incorporated under the laws of England and Wales; Inyx Canada, formed as a federally incorporated Canadian corporation; and Inyx Realty, Inc. ("Inyx Realty"), a Florida corporation through April 14, 2004. All inter-company accounts and transactions have been eliminated in consolidation.

         On April 14, 2004, Inyx Realty, which we established solely to sign a corporate office lease in Miami Florida, was acquired by First Jemini Trust, a discretionary family trust in which our Chairman/CEO is a beneficiary. As a result, as of April 14, 2004, Inyx Realty was no longer a subsidiary of our Company and all of Inyx's obligations relating to Inyx Realty, primarily an office lease in Miami, have been terminated.

         As a result of the accounting of the Inyx Pharma transaction as a reverse merger resulting in a recapitalization of Inyx, the historical financial statements of Inyx Pharma and its predecessor, Miza UK, are presented herein as our own historical statements. Therefore our actual comparative results for the year ended December 31, 2003 and respective nine-month period ended September 30, 2003 include approximately two months of operations for Miza UK while in Administration (January 1, 2003 to March 6, 2003) prior to those business assets being transferred to Inyx Pharma.

         The Miza UK assets transferred to Inyx Pharma included an aerosol pharmaceutical manufacturing site (the Miza UK Aerosols Division) and a pharmaceutical product development operation (the Miza UK Development Division). Miza UK's operation had also included another pharmaceutical manufacturing operation (the Miza UK Biopharma Division). This asset was not transferred to Inyx Pharma through the reorganization process and remained with the Administrator. For the three months and nine months ended September 30, 2003, respectively, Miza UK's Biopharma Division had net revenues of approximately
$334,000 and costs of revenue of $393,000, resulting in a gross loss of approximately $59,000. Other than selling expenses of $33,000, the Biopharma division had no other costs associated with it as all such costs were centralized by the Administrator.

         As noted above, we have accounted for the Inyx Pharma and Miza UK transaction as a reorganization of entities under common control and our subsequent transaction with Inyx Pharma as a reverse merger resulting in a recapitalization of our Company. For the year ended December 31, 2003, we incurred approximately $3.9 million in reorganization costs and expenses as a result of these transactions.

NET REVENUES

         Net revenues for the three months ended September 30, 2004 were approximately $4.2 million, as compared to approximately $3.1 million in net revenues for the three months ended September 30, 2003. Net revenues increased by approximately 1.1 million or approximately 39% between the comparative three month periods, primarily due to an increase in the sale and delivery of customers' products and the initiation of the product commercialization phase of two major client contracts. These include the manufacture and sale of nasal pump sprays for the Merck Generics group of companies ("Merck Generics"),the commercialization of an HFA MDI for AstraZeneca AB ("AstraZeneca") and a dermatological product for Stiefel Laboratories, Inc. ("Stiefel'), with the AstraZeneca and Stiefel products planned for commercial launch in 2005 and 2007, respectively.

         Total net revenues for the nine months ended September 30, 2004 were approximately $11.5 million as compared to approximately $10.9 million in total net revenues for the nine months ended September 30, 2003. Net revenues increased by approximately $600,000 or approximately 6% between the comparative nine month periods, primarily due to an increase in business activities including the commencement of the commercialization phase of the AstraZeneca and Stiefel contracts noted above. The increase in total net revenues between the comparative nine-month periods would have been greater had it not been for a number of delays beyond our control, including customer required regulatory and/or business approvals, in the commencement of several multi-year contract development and manufacturing contracts.

         Manufacturing revenues were also delayed because vendor production lead times and quality issues caused delays in the receipt of critical product components (including specific types of cans, valves and actuators) that were required for nasal pump and nitrogen-propelled aerosol products planned for production and delivery during the period. We are working with our vendors and expect to resolve these issues during the fourth quarter of 2004 so that we may begin the manufacturing and delivery of delayed purchase orders.

         We also continue to experience a delay in the commencement of a major commercial manufacturing contract with one of our major clients. Due to the client's own product formulation and processing timelines and further required clinical studies, whereby this client has not yet received the necessary regulatory approvals for commercial marketing of the product, and hence allow us to commence commercial manufacturing of this contract. At this time, the client believes that it can secure the required regulatory approvals in the coming months to enable us to proceed with the contract in 2005.

         For the nine months ended September 30, 2004, our top three customers accounted for approximately $5.4 million in net revenues or approximately 47% of total net revenues of approximately $11.5 million. During the nine months ended September 30, 2004, our top three customers were Merck Generics, accounting for approximately $2.7 million in net revenues or approximately 23% of total net
revenues  for  the  period;  SSL  International  Plc  ("SSL"),   accounting  for
approximately $1.4 million in net revenues or approximately 12% of total net revenues; and Genpharm Inc. ("Genpharm"), accounting for approximately $1.3 million in net revenues or approximately 12% of total net revenues.

         In comparison, for the nine months ended September 30, 2003, our top three customers accounted for approximately $4.6 million or approximately 42% of our total net revenues of approximately $10.9 million. These customers were Merck Generics, accounting for approximately $2.3 million in net revenues or approximately 21% of total net revenues for the reporting period; Genpharm, accounting for approximately $1.4 million in net revenues or approximately 13% of total net revenues; and SSL, accounting for approximately $870,000 in net revenues or approximately 8% of total net revenues.

         The loss of any one of our top three customers would have a material adverse affect on our Company's revenues and profitability opportunities in the near term. However, we have recently received major multi-year contracts from new clients, including from AstraZeneca and Stiefel, and we are continuing to cultivate new business from other new clients that we expect to consummate in the coming months, which would both increase our revenue base and broaden our customer base, thereby reducing our dependence on any one client. In addition, we also believe that by developing our own proprietary products, we can further increase our revenue base on a higher profit margin basis, and by utilizing our existing or potential customers' distribution channels to distribute our own proprietary products, we can broaden and strengthen our relationship with such clients.

         Our revenues are now derived from pharmaceutical manufacturing and associated product formulation and development services, including product stability, commercial scale-up, and validation and regulatory support for our clients' products. As noted above, these contract revenues are very dependant upon our clients' maintaining or obtaining the necessary regulatory approvals and product specifications for the commercialization of their products in designated markets, and our vendors/suppliers being able to provide us with required raw materials and components to manufacture our clients' products on a timely basis and in line with our customers' requirements and demands.

         Our contract manufacturing revenues and, therefore, our manufacturing capacity utilization must continue to increase in order for us to become profitable, especially as we have not yet commercialized our own proprietary pharmaceutical products, which we believe will significantly add to our revenue base and profitability opportunities in the future.

         With this in view, we expect that our significant proven expertise in converting from CFC to CFC-free aerosol pharmaceuticals, particularly the production of HFA non-ozone-depleting aerosol pharmaceutical products such as respiratory metered dose inhalers (MDIs), should generate increasing business as the Montreal Protocol banning ozone-depleting CFC pharmaceuticals continues to be implemented by countries around the world. We are currently assisting a number of our clients with the transition to non-CFC based respiratory inhalers and, as noted earlier, have commenced developing and manufacturing such inhalers at our Inyx Pharma production facility. Despite the delays we have experienced as a result of our customers' obtaining the required regulatory or business approvals to commence such HFA projects with us, we expect revenue levels to continue to increase in this area as more and more pharmaceutical companies are required to convert their respiratory MDIs to CFC-free products.

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

         As we continue to evolve into a fully integrated specialty pharmaceutical company, we believe that our revenues can grow not only from our contract manufacturing and development services, but also from the sale of our own proprietary pharmaceutical products, which may also potentially provide royalty and licensing fees from potential product distributors or licensees. We expect that our first two proprietary products, a wound-care spray and an oral inhalation product should be ready for commercial marketing, during 2005.

COST OF SALES

         Cost of sales for the three months ended September 30, 2004 were approximately $3.6 million or approximately 84% as a percentage of our net revenues, as compared to cost of sales of approximately $2.6 million or approximately 85% as a percentage of our net revenues for the three months ended September 30, 2003.

         Total cost of sales for the nine months ended September 30, 2004 were approximately $10.4 million or approximately 90% as a percentage of total net revenues, as compared to cost of sales of approximately $8.8 million or approximately 81% as a percentage of total net revenues for the nine months ended September 30, 2003.

         The increase of the cost of sales for the nine months ended September 30, 2004, as compared to the costs of sales for the nine months ended September 30, 2003, is primarily a result of the noted delay in the commencement or completion of a number of manufacturing contracts and purchase orders during the second quarter of 2004. These delays resulted in a significant decrease in manufacturing capacity utilization during the period, thereby reducing fixed overhead cost absorption (such as labor and plant maintenance, operating and quality support costs) at our Inyx Pharma manufacturing and development facilities and therefore, concomitantly increasing our overall production costs as a percentage of revenues for the nine months ended September 30, 2004.

         Our costs of sales are associated with manufacturing and development revenues, and include materials, labor, factory overheads and other internal costs such as purchasing and customer service costs, and quality control and quality assurance regulatory support.

         We expect our cost of sales as a percentage of revenues to be reduced from present levels as more manufacturing contracts and purchase orders are initiated, especially in the HFA and hydrocarbon manufacturing areas where we have signed and now commenced a number of new customer contracts, thereby increasing the utilization of our manufacturing capacity from present levels. We are currently operating our manufacturing facilities at an average utilization rate of 20-25% but have targeted at least a 40-45% utilization rate in 2005. We are also working with a multinational pharmaceutical company to establish a purchasing consortium and leverage their purchasing power in order to improve vendor pricing and lead times.

         Along with the reduction of unabsorbed overhead due to increasing manufacturing utilization, we believe that these initiatives should materially reduce our cost of sales on a per unit basis, thereby improving our operating margins and, in turn, overall profitability.

GROSS PROFIT

         For the three months ended September 30, 2004, we had a gross profit of approximately $700,000 or approximately 16% as percentage of net revenues for the three month period, as compared to a gross profit of approximately $500,000 or approximately 15% as a percentage of net revenues for the three months ended September 30, 2003. The gross profit increased between the comparative three month periods by approximately $200,000 or approximately 44%, primarily due to the noted increase in the sale and delivery of customers' products and product commercialization services, which increased our manufacturing capacity utilization and thereby contributed to a decrease in unabsorbed overhead.

         Total gross profit for the nine months ended September 30, 2004 was approximately $1.2 million or approximately 10% as a percentage of total revenues for the period, as compared to a total gross profit of approximately $2.1 million or approximately 19% as a percentage of total revenues for the nine months ended September 30, 2003. The reduction in gross profit between the comparative year-to-date periods, in both the amount of the gross profit and as a percentage of revenues, is a result of the noted delays in the commencement or completion of a number of manufacturing contracts and purchase orders during the second quarter of 2004. These delays resulted in a significant decrease in manufacturing capacity utilization during the period, thereby reducing fixed overhead cost absorption (such as labor and plant maintenance, operating and quality support costs) at our manufacturing and development facilities and, therefore, reducing our gross profit on a year-to-date basis.

         We are anticipating improved gross profits as we continue to work to increase the utilization of our manufacturing capacity through additional product production contracts and purchase orders. As a result of lower factory overhead absorption, the gross profit related to our contract manufacturing services has been less than what would be expected if we were running our manufacturing facilities at higher operating levels. We expect the gross profit to significantly improve as we continue to commence a number of new multi-year manufacturing contracts during the next twelve months.

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

         We expect that our manufacturing consulting services, planned to commence in 2005, should also offer greater profit margins than those provided by contract manufacturing services. We also expect that our gross profit margins and our gross profit as a percentage of our revenues will improve once we have commercialized our Company's planned proprietary products such as topical, oral, nasal and pulmonary pharmaceuticals, which traditionally provide greater profit margins at the distribution level than that of manufacturing services.

OPERATING EXPENSES

         For the three months ended September 30, 2004, operating expenses, consisting of product research and development, general and administrative, selling, and depreciation and amortization expenses amounted to approximately $3.7 million or approximately 87% as a percentage of net revenues. In comparison, operating expenses for the three months ended September 30, 2003 amounted to approximately $2.8 million or approximately 91% as a percentage of net revenues.

         Although our operating expenses as a percentage of net revenues decreased between the comparative three month periods as a result of increased sales, the total amount of operating expenses increased by approximately $940,000 or approximately 34% for the three months ended September 30, 2004 as a result of the research and development costs we have now commenced to incur in developing our own proprietary pharmaceutical products.

         For the nine months ended September 30, 2004, operating expenses, consisting of product research and development, general and administrative, selling, and depreciation and amortization expenses amounted to approximately

$8.8 million or approximately 77% as a percentage of net revenues. In comparison, operating expenses for the nine months ended September 30, 2003 amounted to approximately $11.6 million or approximately 107% as a percentage of net revenues, and include approximately $3.9 million in reorganization transaction costs associated with our reverse merger with Inyx Pharma and its prior reorganization with Miza UK.

         Such reorganization transaction costs accounted for approximately 33% of our operating expenses for the nine months ended September 30, 2003 and included approximately $1.9 million of legal, accounting, consulting, and travel costs associated with the Inyx Pharma/Miza UK reorganization transaction plus approximately $2.0 million legal, accounting, consulting, travel, due diligence costs and finders fees associated with our share exchange transaction with Inyx Pharma.

         Although our operating expenses decreased between the comparative nine month periods as a result of not having similar reorganization transaction costs in 2004, we have already incurred approximately $1.3 million in research and development costs in the nine month period ended September 30, 2004. We did not incur such research and development costs during the nine month period ended September 30, 2003.

Research and Development Costs

         As noted above, research and development costs for the three months ended September 30, 2004 were approximately $940,000 or approximately 25% of our operating expenses and 22% as a percentage of our net revenues. In comparison, we did not incur such research and development costs for the three months ended September 30, 2003.

         Total research and development costs for the nine months ended September 30, 2004 were approximately $1.3 million or approximately 15% of our operating expenses and 12% as a percentage of our net revenues. In comparison, we did not incur such research and development costs for the nine months ended September 30, 2003.

         As part of our strategy to evolve into a specialty pharmaceutical company with its own proprietary products, we have started to incur research and development costs as part of our operating expenses. These costs include intellectual property development costs, salaries for required technical staff, fees to consultants and costs associated with the use of external laboratory facilities as may be required. We believe that even though research and development costs may increase our operating expenses in the short term; in the long term, these costs should be offset by the higher profit margins derived from the manufacturing and sale of our own proprietary products as compared to the operating margins of our contract manufacturing services. We plan to distribute our proprietary products through our own customers' distribution channels or in collaboration with other strategic marketing partners.

         We are focusing our research and development efforts on inhalation-therapy drug delivery devices and methods, and generic prescription and over-the-counter aerosol pharmaceutical products for respiratory, dermatological and topical, and cardiovascular applications. We also believe that we can enhance our competitive position through the acquisition of regulatory-approved pharmaceutical products and drug delivery devices for respiratory, dermatological, topical and cardiovascular medication applications or such products in development, including those through the acquisition of other pharmaceutical companies. As noted above, one such example is our recent acquisition of a lipid-binding matrix for delivering incompatible or unstable drug substances. We plan to use this technology to develop our own proprietary metered dose inhalers ("MDIs") for the treatment of asthma and other respiratory diseases, as well as across a broad-spectrum of other inhalation-therapy treatments including acute and chronic pain management.

         At this time, we have not commercialized any of our own proprietary products although we do have a number of aerosol pharmaceutical products already under development or in late planning stages. These consist of single molecule and combination HFA respiratory inhalants, non-CFC propelled oral sprays for cardiovascular ailments, wound irrigation and cleansing sprays utilizing novel barrier technologies, and anti-inflammatory nasal pumps. Our initial two proprietary products, a wound-care spray and an oral inhalation product, are expected to be ready for commercial marketing in 2005, at which time they should start to materially contribute to our revenues and earnings.

General and Administrative Expenses

         For the three months ended September 30, 2004, general and administrative expenses were approximately $2.5 million or approximately 68% of our operating expenses and 59% as a percentage of net revenues, as compared to general and administrative expenses of approximately $2.6 million or approximately 94% of our operating expenses and 85% as a percentage of net revenues for the three months ended September 30, 2003.

         Total general and administrative expenses for the nine months ended September 30, 2004 were approximately $6.8 million or approximately 77% of our operating expenses and 59% as a percentage of net revenues, as compared to general and administrative expenses of approximately $7.1 million or approximately 61% of our operating expenses and 65% as a percentage of net revenues for the nine months ended September 30, 2003.

         Our general and administrative expenses include salaries and associated benefits costs, including stock option expenses, at the corporate and subsidiary levels; consulting fees including legal and accounting costs; insurance costs; and business and corporate development costs including directors' fees, financing and filing fees, investor relations, travel and communication expenses, and other business costs such as rent and maintenance.

         Salaries and associated benefits costs, including stock option expenses, for the three months ended September 30, 2004 amounted to approximately $880,000 (including stock option expenses of approximately $130,000) or approximately 35% of our general administrative expenses, and approximately 24% of our total operating expenses for the respective three month period. In comparison, for the three months ended September 30, 2003, salaries and associated benefit costs amounted to approximately $555,000 or approximately 22% of our general administrative expenses, and approximately 20% of our total operating expenses for the respective three month period. There were no stock option expenses during the comparative three months ended September 30, 2003. As a result of an expanded management group and support staff, we incurred higher salaries and associated benefit costs between the comparative three month periods.

         For the nine months ended September 30, 2004, salaries and associated benefit costs, including stock option expenses of approximately $225,000, amounted to approximately $2.6 million or approximately 38% of our general administrative expenses, and 29% of our total operating expenses for the respective nine month period. In comparison, for the nine months ended September 30, 2003, salaries and associated benefit costs, including stock option expenses of approximately $750,000, amounted to approximately $2.1 million or approximately 30% of our general and administrative expenses, and approximately 30% of our total operating expenses for the respective nine month period. As noted above, as we continue to grow and expand our business, we are expanding our management team including our business development staff and are therefore incurring higher salaries and benefits costs, including the expensing of related stock options to such employees.

         Consulting fees including legal, accounting and audit fees for the three months ended September 30, 2004 amounted to approximately $480,000 or approximately 19% of our general and administrative expenses, and approximately 13% of our total operating expenses for the respective three month period. In comparison, for the three months ended September 30, 2003, such consulting fees amounted to approximately $136,000 or approximately 5% of our general and administrative expenses, and approximately 5% of our total operating expenses for the respective three month period. As a result of increasing business and corporate development activities, we have incurred higher consulting costs between the comparative three month periods.

         For the nine months ended September 30, 2004, consulting fees including legal, accounting and audit fees amounted to approximately $1.0 million or approximately 15% of our general and administrative expenses, and approximately 12% of our total operating expenses for the respective nine month period. In comparison, for the nine months ended September 30, 2003 such consulting fees amounted to approximately $710,000 or approximately 10% of our general and administrative expenses, and approximately 6% of our total operating expenses for the respective nine month period. As noted above, as a result of increasing business and corporate development activities, we have incurred higher consulting costs between the comparative nine month periods.

         Insurance costs, including property, product liability and directors' and officers' insurance, for the three months ended September 30, 2004 amounted to approximately $180,000 or approximately 7% of our general and administrative expenses, and approximately 5% of our total operating expenses for the respective three month period. In comparison, for the three months ended September 30, 2003, insurance costs amounted to approximately $195,000 or approximately 7% of our general and administrative expenses, and approximately 7% of our total operating expenses for the respective three month period. As a result of decreased premiums for our directors' and officers' insurance, our insurance costs have decreased between the comparative three month periods.

         For the nine months ended September 30, 2004, insurance costs including property, product liability and directors' and officers' insurance amounted to approximately $590,000 or approximately 9% of our general and administrative expenses, and approximately 7% of our total operating expenses for the respective nine month period. In comparison, for the nine months ended September 30, 2003, insurance costs amounted to approximately $480,000 or approximately 7% of our general and administrative expenses, and approximately 4% of our total operating expenses for the respective nine month period. As a result of our increased business activities and general market conditions, our insurance costs have increased between the comparative nine month periods.

         Other general and administrative expenses, including corporate development and investor relations costs, directors fees, filing, maintenance and financing costs, travel and communications expenses, and other business overhead costs including rent, currency exchange losses, and bad debt provisions for the three months ended September 30, 2004 amounted to approximately $1.0 million or approximately 40% of our general and administrative expenses, and approximately 27% of our total operating expenses for the respective three month period. In comparison, for the three months ended September 30, 2003, such general and administrative expenses amounted to approximately $1.7 million or approximately 65% of our general and administrative expenses, and approximately 61% of our total operating expenses for the respective three month period. The primary result of the decrease in such general and administrative expenses between the comparative periods is a result of the elimination of approximately $1.0 million in corporate development and investor relations expenses we incurred during the respective three month period in 2003.

         For the nine months ended September 30, 2004, other general and administrative costs including corporate development and investor relations costs, directors fees, filing, maintenance and financing costs, travel and communications expenses, and other business overhead costs including rent, currency exchange losses, and bad debt amounted to approximately $2.6 million or approximately 38% of our general and administrative expenses, and approximately 29% of our total operating expenses for the respective nine month period. In comparison, for the nine months ended September 30, 2003, such other general and administrative costs amounted to approximately $3.8 million or approximately 54% of our general and administrative expenses, and approximately 33% of our total operating expenses for the respective nine month period. The primary result of the decrease in such general and administrative expenses between the comparative periods is a result of the noted elimination of corporate and investor relations expenses and a decrease in the amount of warrants we issued during the nine month period ended September 30, 2004.

         Although our general and administrative expenses as a percentage of our revenues have decreased between the comparative periods, we continue to sustain high general and administrative costs as we continue to implement our corporate development and growth strategy. These include higher infrastructure and administrative costs, an expanded management team and new corporate development costs. We believe that as we grow our business and begin to introduce our own proprietary products, which we believe will have higher profit margins than the contract development and manufacturing fees that we presently receive from our customers, we can offset these incremental administrative costs on a longer term basis.

Selling Expenses

         Selling expenses, consisting primarily of salaries, commissions and marketing costs associated with the commercial, and sales and marketing arm of our business, amounted to approximately $95,000 or approximately 2.5% of our total operating expenses and approximately 2% as a percentage of net revenues for the three months ended September 30, 2004. In comparison, selling expenses for the three months ended September 30, 2003 amounted to approximately $70,000 or approximately 2.5% of our total operating expenses and approximately 2% as a percentage of net revenues.

         Total selling expenses for the nine months ended September 30, 2004 were approximately $255,000 or approximately 3% of our total operating expenses and approximately 2% as a percentage of net revenues, as compared to selling expenses of approximately $220,000 or approximately 2% of our total operating expenses and approximately 2% as a percentage of net revenues for the nine months ended September 30, 2003.

         Our selling expenses, both as a percentage of our overall operating expenses and as a percentage of our net revenues have remained fairly consistent between the comparative periods. Selling expenses for the nine months ended September 30, 2004 have increased slightly as compared to the nine months ended September 30, 2003 as we hired a new sales and marketing executive, Mr. Ulrich Bartke during the second quarter of 2004.

         Initially, Mr. Bartke, our first senior executive in this area, is focusing on building Inyx's contract manufacturing revenues and increasing the utilization of production capacity, with the objective to increase sales and profitability. As noted above, our manufacturing capacity is presently significantly underutilized; we are presently operating our manufacturing facilities at an average utilization rate of 20-25%, which increases our cost of goods on a per unit basis as a result of the lower fixed overhead absorption rate. We are targeting a 40-45% average capacity utilization rate in 2005, based on new production business commencing as a result of our increased sales and marketing efforts.

         As we continue to ramp-up our business development and commercial activities, we expect our selling expenses to increase concomitantly with expected revenue expansion, and as we continue to intensify our marketing activities to both existing and potential customers. To help grow our revenues, Mr. Bartke will also be aiming to cultivate strategic marketing relationships with key clients to handle the distribution of Inyx's own proprietary products, which we are now developing and plan to start to introduce into U.S. and European markets in 2005.

         Once we commence the marketing of our own proprietary products, we may also need to build or contract our own sales force. We believe that we will incur substantial additional selling expenses once we undertake these types of commercial activities. Initially, however, until we can adequately afford the cost of building or contracting our own sales force, we will depend on our customers' distribution channels or strategic partners to market and sell the pharmaceutical products that we are presently developing or planning to develop. In the long run, we could decide to still utilize the sales force of strategic industry partners for the marketing of a majority of our own proprietary products.

Depreciation and Amortization Expenses

         Depreciation and amortization expenses for the three months ended September 30, 2004 amounted to approximately $155,000 or approximately 4% of our total operating expenses and approximately 4% as a percentage of net revenues, as compared to depreciation and amortization expenses of approximately $100,000 or approximately 3.5% of our total operating expenses and approximately 3% as a percentage of net revenues for the three months ended September 30, 2003.

         Total depreciation and amortization expenses for the nine months ended September 30, 2004 were approximately $430,000 or approximately 5% of our total operating expenses and approximately 4% as a percentage of net revenues, as compared to depreciation and amortization expenses of approximately $455,000 or approximately 4% of our total operating expenses and approximately 4% of net revenues for the nine months ended September 30, 2003.

         Our depreciation and amortization expenses are attributable solely to the depreciation of our fixed assets. The value of our property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from 25 years for buildings and 3-10 years for equipment.

OPERATING LOSS BEFORE INTEREST EXPENSES

         For the three months ended September 30, 2004, our loss from operations before interest expenses amounted to approximately $3.0 million as compared to a loss from operations before interest expenses of approximately $2.3 million for the three months ended September 30, 2003. The loss from operations before interest expenses increased by approximately $700,000 between the comparative periods primarily as a result of research and development costs of approximately $940,000 that we incurred during the three months ended September 30, 2004. In comparison, we did not incur such research and development costs for the three months ended September 30, 2003.

         The addition of these research and development costs was partially offset by a higher gross profit of approximately $200,000 during the three months ended September 30, 2004. This was as a result of an increase in the sale and delivery of customers' products and product commercialization services which increased our manufacturing capacity utilization and thereby contributed to a decrease in unabsorbed overhead during these three months as compared to the three months ended September 30, 2003.

         For the nine months ended September 30, 2004, total operating losses from operations before interest expenses amounted to approximately $7.7 million. In comparison, total operating losses from operations before interest expenses amounted to approximately $9.6 million for the nine months ended September 30, 2003.

         Excluding reorganization transaction costs amounting to approximately $3.9 million incurred during 2003 as a result of Inyx Pharma's reorganization with Miza UK and our subsequent reverse merger with Inyx Pharma, our operating losses before interest expenses for the nine months ended September 30, 2003 would have amounted to approximately $5.7 million. On that basis, the resultant increase in our operating losses before interest expenses between the comparative nine month periods is attributable to approximately $1.3 million of research and development costs that we have incurred during the nine months ended September 30, 2004, and a lower gross profit margin due to delays in the commencement and/or completion of a number of manufacturing contracts and purchase orders during the second quarter of 2004. Such delays have resulted in a decrease in the utilization of our manufacturing capacity and therefore reduced the absorption of fixed overhead costs, thereby reducing our gross profit.

         During the three months ended September 30, 2004, we commenced the product commercialization phase of two major client contracts. We plan to start manufacturing these clients' products in 2005 and beyond which will significantly improve the utilization of our manufacturing capacity.

         We believe that as we continue to improve the utilization of our manufacturing capacity through the commencement of these newly signed multi-year contracts and other purchase orders from existing and new customers, we will continue to reduce our operating losses, including offsetting our research and development costs and general and administrative expenses and start to produce operating and net earnings.

         We also expect that the increased business derived from our expertise in non-CFC aerosol pharmaceuticals including HFA and hydrocarbon aerosol products, and the marketing of our own proprietary pharmaceutical products, once developed and commercialized, will also significantly improve our gross margins and increase our profitability and earnings. Although we do not currently derive any revenues from the sale of our own products, it is anticipated that our initial two proprietary products should be ready for commercial marketing by the first half and second half, respectively, of 2005.

INTEREST EXPENSES

         For the three months ended September 30, 2004, interest expenses amounted to approximately $595,000 and included approximately $340,000 in interest payments and associated issued warrant costs in relation to our convertible loans due to Laurus Master Fund, Ltd. ("Laurus Funds"), approximately $70,000 in interest payable under a convertible promissory note payable to Stiefel, and approximately $185,000 in interest payments and associated issued warrant costs as a result of short term loans obtained by the Company during the three month period. In comparison for the three months ended September 30, 2003, interest expenses amounted to approximately $150,000 and were related to a term loan and a revolving credit facility associated with an Inyx Pharma lender. Interest expenses have increased by approximately $450,000 between the comparative three month periods as a result of our increasing business operations and working capital requirements after our reverse merger with Inyx Pharma.

         For the nine months ended September 30, 2004, interest expenses amounted to approximately $1.3 million and included approximately $885,000 in interest payments and associated warrant costs in relation to our convertible loans due to Laurus Funds, approximately $180,000 in interest payable under a convertible promissory note payable to Stiefel, and approximately $225,000 in interest payments and associated issued warrant costs as a result of short term loans obtained by the Company during the nine month period. In comparison for the nine months ended September 30, 2003, interest expenses amounted to approximately $535,000 and were related to term loans and revolving credit facilities associated with Inyx Pharma and Miza UK lenders. Interest expenses have increased by approximately $750,000 between the comparative nine month periods as a result of our increasing business operations and working capital requirements after our reverse merger with Inyx Pharma.

         We believe that as we continue to improve our revenue and profitability opportunities, we will be in a position to commence reducing our outstanding debt thereby reducing the associated interest payments.

INCOME TAX BENEFIT

         For the three months and nine months ended September 30, 2004, the tax benefit net of valuation allowance is approximately zero and $395,000, respectively. In comparison, for the three months and nine months ended September 30, 2003, the tax benefit net of valuation allowance is approximately $220,000 and $510,000 respectively.

         As  of  September  30,  2004,   our  deferred  tax  asset  amounted  to
approximately $1.7 million.

         We have not made any provisions for United States federal or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, because it is expected that such earnings will be permanently reinvested in our foreign operations.

NET LOSS

         For the three months ended September 30, 2004, our net loss amounted to approximately $3.6 million, as compared to a net loss of approximately $2.2 million for the three months ended September 30, 2003. The net loss increased by approximately $1.4 million as a result of approximately $940,000 of research and development costs plus approximately $450,000 of additional interest expenses during the three months ended September 30, 2004. In comparison, during the three months ended September 30, 2003, we did not incur research and development costs and our interest expenses were lower as a result of lower working capital requirements.

         For the nine months ended September 30, 2004, our net losses amounted to approximately $8.7 million, as compared to net losses of approximately $9.6 million for the nine months ended September 30, 2003. Excluding reorganization transaction costs amounting to approximately $3.9 million incurred during 2003 as a result of Inyx Pharma's reorganization with Miza UK and our subsequent reverse merger with Inyx Pharma, our net losses for the nine months ended September 30, 2003 would have amounted to approximately $5.7 million.

         On that basis, the resultant increase in our net losses of approximately $2.9 million between the comparative nine month periods is a result of a lower gross profit margin of approximately $900,000 due to delays in the commencement and/or completion of a number of manufacturing contracts and purchase orders during the second quarter of 2004, approximately $1.3 million of new research and development costs, and approximately $700,000 of additional interest expenses and associated warrant costs incurred during the nine months ended September 30, 2004.

         We believe that we will become profitable once we have increased the utilization of our manufacturing capacity through the commencement of newly signed multi-year contracts and other purchase orders from existing and new customers during 2005. We also expect to improve our profitability opportunities through the addition of our own proprietary pharmaceutical product lines, which should offer greater profit margins than those provided by contract manufacturing services. Although we do not currently derive any revenues from the sale of our own products, it is anticipated that our first two proprietary products should be ready for commercial marketing during 2005. We believe that this evolving business initiative will allow us to earn greater revenues, improve our gross margins and offset a number of our expenditures, thereby significantly improving our profitability potential.

         For the remainder of 2004, we will continue to focus on strengthening and growing our pharmaceutical aerosol contract manufacturing business in order to reach profitability. Additionally, we plan to continue the development of our own proprietary pharmaceutical products to be marketed and sold through our customers' distribution channels or with strategic partners. Proprietary products under development include generic versions of non-CFC or HFA single molecule and combination drug respiratory inhalants, including those utilizing the recently acquired Phares technology, non-CFC propelled oral sprays for cardiovascular ailments, wound irrigation and cleansing sprays that utilize novel barrier technologies, and anti-inflammatory nasal pumps.

LIQUIDITY AND CAPITAL RESOURCES

General

         We are financing our operations primarily through credit facilities, revenues from multi-year contract manufacturing and product development contracts and purchase orders, sale of equity securities, credit facilities and capital lease financing.

         As of September 30, 2004, our current assets, including cash and cash equivalents, accounts receivable, inventory and other current assets amounted to approximately $10.6 million. Current liabilities amounted to approximately $12.8 million and include approximately $4.0 in accounts payable and other current liabilities, $6.8 million due under a revolving line of credit, and approximately $2.0 million for the current portion of our long-term debt obligations. The Company has the option of repaying the principal or interest on its borrowings in cash or by issuing common stock.

         As an emerging specialty pharmaceutical company, we are involved in a number of business development projects, including research and development activities, that require the use of capital resources over extended periods of time. From time to time, these activities may also include the use of external resources that require prepayment or cash deposits for supplies, products or services that we require. As we intensify the development of our own proprietary products, our capital requirements may increase accordingly. The profit margins on our proprietary products and consulting services are expected to be higher than our contract manufacturing services, although the time line for the commencement of revenues and earnings from these newly evolving business activities may be longer than that of our established contract manufacturing operations.

         We also continue to incur operating losses since our reverse acquisition of Inyx Pharma on April 28, 2003. For the three and nine months ended September 30, 2004, such losses amounted to approximately $3.7 million and approximately $8.7 million, respectively. These losses are primarily as a result of low gross profit margins due to the underutilization of our manufacturing capacity, research and development costs as we continue the development of our own proprietary pharmaceutical products, interest expenses and financing costs, and a number of business and corporate development costs including added payroll expenses, and external consulting costs and fees associated with our efforts to grow our Company and evolve into an integrated pharmaceutical company.

         In 2005, we believe that we can achieve profitability by continuing to intensify our sales and marketing efforts to increase the number of customer purchase orders and contracts for our contract development and manufacturing services. As noted above, we also believe that we can establish new sources of revenue by providing pharmaceutical consulting services to the industry, and by marketing our own proprietary pharmaceutical products. Based on pharmaceutical industry profit margins for proprietary products, we expect that the successful development and manufacturing of our own proprietary products will provide us with greater operating margins and improve our performance and overall profitability opportunities.

         Until that time, we will continue to depend on our credit facilities, and placements of equity and debt securities, to assist us with our working capital requirements and to continue implementing our business development strategies, capital expenditure plans, and proprietary product development and commercialization initiatives.

Capital Resources

         On July 30, 2004, we agreed to a deferral, from Laurus Funds, on the first seven months of principal payments due under the Laurus Note (originally $4.5 million and then amended to $5.0 million on May 27, 2004). Such payments are now due upon maturity of the Laurus Note in November, 2006. As consideration for this principal payment deferral, on August 30, 2004, we issued to Laurus Funds five-year warrants to purchase 694,000 shares of our common stock at an exercise price of $0.81 per share.

         During the three months ended September 30, 2004, we received approximately $695,000 in combined net proceeds in the form of short-term stockholder loans provided by our Chairman, a senior executive of the Company and an outside director. These stockholder loans are due upon demand and bear interest at seven percent annually. As additional consideration for these loans, we granted these individuals five-year warrants, to purchase an aggregate of 700,000 shares of our common stock at an exercise price of $0.80 per share. Net proceeds from these loans were used for working capital purposes.

         From August 3, 2004 through September 3, 2004, we completed two private placements in which we sold an aggregate of 9,190,901 shares of our common stock to institutional and other accredited investors, resulting in approximately $6.8 million in net proceeds to the Company. In the aggregate, we also granted these investors, five year non-detachable warrants to purchase up to an additional 9,190,901 shares of our common stock at exercise prices ranging from $1.00 to $1.11 per share.

         We believe that the funding provided by these two recent equity placements has provided us with the necessary capital to fund our present operations, including raw material and component purchases, immediate research and development and business development activities, and capital expenditures and debt servicing requirements. Over the longer term, we will require additional funding in the amount of approximately $6.0 million annually over three years, to complete the development and commercialization of additional planned proprietary products. We will also require an additional $3.6 million in funding over three years for capital expenditures in order to improve our pharmaceutical manufacturing technologies, production capabilities, and plant quality and safety systems so that we are able to pursue expanding commercial and product manufacturing opportunities with existing and potential multinational pharmaceutical and biotechnology clients.

         Additionally, we believe that we can enhance our competitive position through the acquisition of regulatory-approved pharmaceutical products and drug delivery devices for respiratory, cardiovascular, and dermatological and topical applications or such products in development, including those through the acquisition of other pharmaceutical companies, which we are actively pursuing. In the event we make a significant acquisition or change our capital structure in the future, we may be required to raise additional capital through a combination of additional borrowings and the issuance of additional debt and equity securities to fund such activities.

         We are also actively pursuing acquisitions that may require substantial capital resources. In the event that we make a significant future acquisition or change our capital structure, we may also be required to raise additional funds through additional borrowings or the issuance of additional debt or equity securities. To that extent, we have recently announced that we had signed an agreement in principle with Aventis Pharmaceuticals, Inc., a wholly owned subsidiary of the sanofi-aventis Group, to acquire the assets and certain business of Aventis Pharmaceuticals Puerto Rico. To complete this transaction, we may be required to obtain such additional financing.

Analysis of Cash Flows

         The net cash used in operating activities for the three and nine months ended September 30, 2004 amounted to approximately $6.6 million and $10.9 million, respectively.

         For the three months ended September 30, 2004, the net cash used in the operations was primarily the result of an approximately $3.6 million net loss from continuing operations of the business. This was adjusted by non-cash charges, including depreciation and the amortization of financing costs of approximately $275,000, stock option compensation for vested options and the issuance of stock for services approximating $100,000, warrants issued to consultants and for financing fees of approximately $860,000, a subscription receivable of approximately $50,000, and a reserve for inventory obsolescence of approximately $335,000. These non-cash charges were offset by an increase in the provision for bad debts amounting to approximately $80,000. For the three months ended September 30, 2004, working capital changes reducing cash flow from operations were primarily due to an increase in accounts receivable of approximately $1.1 million, and increase in inventory of approximately $1.0 million, an increase in prepaid deposits and other current assets amounting to approximately $1.8 million. Other working capital changes reducing cash flow from operations included a decrease in accounts payable of approximately $565,000, a decrease of a bank overdraft amounting to approximately $50,000 and a decrease in deferred financing costs and revenues of approximately $430,000. All such working capital changes were due to improved business operations and activities as a result of increasing sales and the equity financings completed during the three months ended September 30, 2004.

         For the nine months ended September 30, 2004, the net cash used in operations was primarily the result of an approximately $8.7 million net loss from continuing operations of the business. This was adjusted by non-cash charges, including depreciation and the amortization of financing costs of approximately $750,000, stock option compensation for vested options, the issuance of stock for services and the issuance of shares for the exercise of stock options approximating $550,000, warrants issued to consultants and for financing fees of approximately $1.3 million, a reserve for inventory obsolescence of approximately $115,000, and a provision for bad debt amounting to approximately $30,000. These non-cash charges were offset by a decrease in the reserve for inventory obsolescence amounting to approximately $395,000 and a decrease in a subscription receivable of approximately $245,000. For the nine months ended September 30, 2004, working capital changes reducing cash flow from operations were primarily due to an increase in inventory of approximately $840,000, an increase in prepaid deposits and other current assets amounting to approximately $4.6 million, and a decrease in deferred financing costs of approximately $650,000. Working capital changes increasing cash flow from operations included a decrease in accounts receivable amounting to approximately $720,000 and an increase in accounts payable of approximately $840,000. All such working capital changes were due to improved business operations and activities as a result of increasing sales and completed equity financings completed during the three months ended September 30, 2004.

         The net cash used in investing activities for the three and nine months ended September 30, 2004 amounted to approximately $13,000 and $100,000, respectively. These investing activities related to the acquisition of office equipment and computers.

         The net cash provided by financing activities, for the three months and nine months ended September 30, 2004 amounted to approximately $7.0 million and $10.8 million, respectively.

         For the three months ended September 30, 2004, we borrowed approximately $1.0 million in the form of short-term loans and repaid approximately $700,000 in capital lease and loan repayments. We also received approximately $6.6 million in net proceeds through the issuance of equity securities during the three month period.

         For the nine months ended September 30, 2004, we borrowed approximately $4.9 million under a revolving line of credit and the issuance of both short-term and long-term debt. This was partially offset by approximately $765,000 in capital lease and loan repayments. We also received approximately $6.6 million in net proceeds through the issuance of equity securities in the form of two private placements from August 3, 2004 through September 3, 2004.

         For the three months and nine months ended September 30, 2004, our existing credit facilities and capital resources were sufficient to fund the cash required to operate our business. However, on both a short-term and long-term basis, we may be required to continually raise capital through additional borrowings or the issuance of additional debt or equity securities in order to implement our business growth strategies, which may also include significant business or corporate acquisitions or changes to our capital structure.

Subsequent Events

         On October 1, 2004, we terminated our collaboration agreement with Utek Corporation ("Utek"). Under the terms of that agreement, we had issued a total of 31,579 restricted shares of our common stock to Utek.

         On October 4, 2004, we granted 75,000 stock purchase warrants to the Company's solicitors, Gusrae Kaplan & Bruno, PLLC ("Gusrae"), in connection with two private placements we had completed from August 3, 2004 through September 3, 2004. These 5-year warrants allow Gusrae to purchase our common stock at $1.08 per share.

         On October 7, 2004, we announced that we had signed an agreement in principle with Aventis Pharmaceuticals, Inc., a wholly owned subsidiary of the sanofi-aventis Group, to acquire the assets and certain business of Aventis Pharmaceuticals Puerto Rico. The agreement in principle calls for execution of a definitive agreement by December 15, 2004 and closing of the acquisition by March 31, 2005. The sanofi-aventis operation that we are planning to acquire is located in Manati, Puerto Rico and consists of a 139,000 square foot regulatory-compliant pharmaceuticals aerosol manufacturing and testing plant. We believe that this facility is complementary to our existing product development and manufacturing facilities in the United Kingdom, and will provide us with enhanced capabilities to manufacture pharmaceutical products currently being distributed in the U.S. market.

         On November 8, 2004, we announced that we had expanded our product development relationship with Stiefel Laboratories, Inc. ("Stiefel"). Under the terms of this agreement, our United Kingdom subsidiary, Inyx Pharma is, on an exclusive basis, assisting Stiefel in the development and supply of both topical and foam aerosol products for dermatological applications. The expansion of the agreement includes assisting Stiefel with the development of additional dermatological products intended for global markets, including a novel product currently in phase II trials.

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


PART II -- OTHER INFORMATION

Item 2.  Unregistered sales of equity securities

         The following securities were issued in the third quarter pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder and not otherwise reported on Form 8-K.

         On July 2, 2004, the Company granted a total of 1,500,000 warrants to First Jemini Trust, a discretionary family trust in which the Company's Chairman and his spouse are non-voting beneficiaries. These five-year warrants were granted pursuant to various business development services provided to the Company and allow the holder to purchase the Company's common stock at a price of $0.90 per share.

         In July, 2004, the Company granted five-year warrants, to purchase an aggregate of 700,000 shares of its common stock at an exercise price of $0.80 per share as additional consideration for short term loans. Dr. Kachkar and Mr.
J. Douglas Brown, an outside Director, each provided the Company with stockholder loans amounting to $300,000. Another executive, Mr. Jay Green, our Executive Vice President of Corporate Development, also provided the Company a stockholder loan in the amount of $100,000.

         On July 1, 2004, the Company entered into a strategic alliance agreement with Utek Corporation ("Utek"). Under the agreement, the Company will be collaborating with Utek in the identification, acquisition and development of intellectual property that it may require to implement its business initiatives. Pursuant to this agreement, in September 2004, the Company issued 31,579 restricted shares of our common stock to Utek.

         The agreement was cancelled in October 2004.

Item 6.  Exhibits

         10.23.10          Stock  Purchase  Warrant  for  75,000  shares  of the
                           Company's common stock with Gusrae Kaplan & Bruno PLLC dated October 4, 2004

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

         Date:    November 22, 2004

                                                     INYX, INC.


                                                     By: /s/ Rima Goldshmidt
                                                        ------------------------
                                                        Rima Goldshmidt,
                                                        Vice President Finance