Form 10KSB/A
period 2003-12-31
INYX INC
filed 2005-04-08
CIK 1114241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
             1934 For the fiscal year ended December 31, 2003

  [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________

                        Commission file number 333-83152


                                   Inyx, Inc.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                      75-2870720
  (State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)


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

      Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of March 1, 2004: 28,850,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [_]  No [X]

Include whether Registrant is an accelerated filer: Yes [_]  No [X]

                                EXPLANATORY NOTE

      Inyx, Inc. (the "Company") is filing this Amended Form 10-KSB (the "Amended Form" 10-KSB/A") to restate Items 6 and 7 of Part I contained in the Company's Annual Report on Form 10-KSB (the "Original Form 10-KSB") for the period ended December 31, 2003 as originally filed with the Securities and Exchange Commission on April 14, 2004. This Amended Form 10-KSB/A reflects restatements of the previously filed audited consolidated financial statements as of December 31, 2003 and related changes in the Management's Discussion and Analysis of Financial Condition and Results of Operations resulting from the matters discussed below.

      The restatement resulted primarily from correction of accounting for the following transactions: (1) accounting for the acquisition of the Miza UK assets as a purchase transaction rather than a reorganization of entities under common control, (2) correction to the recognition and measurement of the beneficial conversion feature relating to convertible debt, (3) correction to classification of amortization of deferred financing costs, (4) correction to classification of various non recurring operating costs (see Note 3 to the financial statements).

      This Amended Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in the Original Form 10-KSB, except as required to reflect the effects of the noted restatements. Additionally, this Amended Form 10-KSB/A and the Original Form 10-KSB is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission. In addition, the filing on this Amended Form 10-KSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted a material fact necessary to make a statement made therein not misleading.

Item 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


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

      General

      Inyx, Inc. ("Inyx", "we", "us", "our", or the "Company") through its wholly-owned subsidiaries, Inyx Pharma Limited ("Inyx Pharma"), Inyx Canada Inc. ("Inyx Canada"), and Inyx USA Ltd. ("Inyx USA") is a specialty pharmaceutical company. We focus our expertise on the development and manufacturing of prescription and over-the-counter ("OTC") aerosol pharmaceutical products and drug delivery technologies for the treatment of respiratory, allergy, cardiovascular, dermatological and topical conditions. Our client base primarily consists of ethical pharmaceutical corporations, branded generic pharmaceutical distributors and biotechnology companies. Although we perform some sales and marketing functions, we have limited product distribution capabilities and so we depend on our customers' distribution channels or strategic partners to market and sell the pharmaceutical products we develop and manufacture for them.

      We intend to expand our product development and manufacturing activities into our own lines of prescription and OTC pharmaceutical products, but as of December 31, 2003, we had not yet commercialized or marketed our own products or drug delivery applications. Additionally, a material element of our growth strategy is to expand our existing business through the strategic acquisition of pharmaceutical products and drug delivery technologies that are complementary to our expertise in the aerosol pharmaceutical sector, including those through the acquisition of other pharmaceutical companies.

      Our Company was incorporated on March 28, 2000, in the State of Nevada, under the name Doblique, Inc. ("Doblique"). As Doblique, the Company was engaged in the business of breeding and racing thoroughbred horses at various major horse racing venues throughout the United States. In July 2002, we became a publicly-traded company when we completed a registration statement for the sale by our principal stockholder of 2,450,000 shares of common stock. Since July 2002, we have filed annual, quarterly and periodic reports with the Securities and Exchange Commission pursuant to Section 15(d) of the Securities Exchange Act of 1934.

      On March 6, 2003, management decided to discontinue the Company's thoroughbred horse operation by selling the assets of that operation for cash to a third party; these assets and operations were nominal. Then on March 26, 2003, we announced that our controlling stockholder had accepted an unsolicited offer to sell a controlling block of 2,250,000 shares of our common stock, representing approximately 45% of the Company's then issued and outstanding shares, to Medira Investments, LLC ("Medira"), which later conveyed such shares to its sole member, Ms. Viktoria Benkovitch, our Chairman and CEO's spouse.

      On April 28, 2003, subsequent to the discontinuance of our horse racing operations, we concluded a reverse acquisition of Inyx Pharma Limited ("Inyx Pharma"), an aerosol pharmaceutical manufacturing company incorporated under the laws of England and Wales. Reverse acquisitions occur when one entity (the nominal acquirer) issues sufficient shares to the former owners of another entity (the nominal acquiree) so as to cause the shareholders of the nominal acquiree to become the majority shareholders of the resultant combined enterprise. The total purchase cost is allocated to the net assets of the Company.

      The transaction consisted of an exchange of 100% of the outstanding common stock of Inyx Pharma for 16,000,000 restricted shares of our common stock (the "Exchange"), representing approximately 64% of the approximately 25,000,000 shares outstanding after the Exchange. As a result of the Exchange, Inyx Pharma became our wholly-owned subsidiary and we changed our name to Inyx, Inc. ("Inyx"). At that time, we also announced that we would pursue strategic investment opportunities in a number of sectors within the pharmaceutical, biotechnology and medical devices industries.

      We currently operate in one business segment, the manufacturing of pharmaceutical aerosol products. Although we also perform product research and development activities, at this time, these business activities are primarily supporting our manufacturing operations for the benefit of our customers. Segment reporting on our business will begin to occur as we move into the additional business activities described herein.

      Recent Developments

      Since our reverse acquisition of Inyx Pharma, we have been actively marketing to our customer base and expect that the manufacturing capacity utilization at our Inyx Pharma operation will continue to increase as new customer contracts and purchase orders are signed and initiated.

      It has taken time to start-up a number of new client projects due to such clients' own required regulatory or business approvals, lead times required for critical raw materials and components in the pharmaceutical aerosol sector, and as a result of the production commissioning and validation processes involved in the pharmaceutical manufacturing industry. Such delays have been particularly relevant in the transition of a chlorofluorocarbon ("CFC") aerosol respiratory MDI to a CFC-free or hydrofluoralkane ("HFA") MDI for one of our major clients. This client, a large international generic drug marketing and distribution company, has not yet received the necessary regulatory approvals to market their CFC-free MDI for the treatment of asthma which has led to a decrease in our revenues and profitability opportunities during 2004. This client believes that they can complete the transition to a CFC-free MDI by mid-2005.

      We believe that in addition to the conversion of CFC inhalers to non-ozone depleting HFA products, a second major area of potential growth in our manufacturing business is a result of our proprietary hydrocarbon aerosol foam expertise.

      Our business strategy also includes the development and marketing of our own proprietary products, including both drug delivery devices and pharmaceutical products that are complementary to our manufacturing technologies. Although we have started developing our own proprietary pharmaceutical products, we have not yet commenced the marketing or sale of any such products.

      CRITICAL ACCOUNTING POLICIES

      Our accounting policies are disclosed in Note 2 to the Notes to the Consolidated Financial Statements found elsewhere herein. We consider the following policies to be important to our financial statements.

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

      Translation of Foreign Currency

      The functional currency of our Company's United Kingdom subsidiary, Inyx Pharma, is the Great Britain Pound (GBP). Our Company's financial statements are reported in United States Dollars (USD) and are translated in accordance with Statement of Financial Accounting Standards No. 52, which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing during the period. For purposes of SFAS No. 52, we consider the dollar to be the reporting currency. The effects of unrealized exchange fluctuations on translating foreign currency assets and liabilities into dollars are accumulated as a cumulative translation adjustment in stockholders' deficit. Realized gains and losses from foreign currency transactions are included in the results of operation for the period. Fluctuations arising from inter-company transactions are of long term in nature and are accumulated as cumulative translation adjustments.

      The Inyx Pharma Transaction

      Concurrent with the discontinuance of our thoroughbred horse racing operations in the first half of 2003, we concluded a reverse acquisition of Inyx Pharma, an aerosol manufacturing company incorporated under the laws of England and Wales and changed our name to Inyx.

      The acquisition of Inyx Pharma was consummated on April 28, 2003, by exchanging 16 million shares of the Company's restricted common stock for 100% of the outstanding common stock of Inyx Pharma. As a result of the exchange, the stockholders of Inyx Pharma became the Company's controlling stockholders, in the aggregate, holding approximately 64% of Inyx's outstanding shares. The transaction was accounted for as a recapitalization of Inyx using the reverse acquisition method of accounting and therefore, the historical financial statements of Inyx Pharma are presented herein as our own historical financial statements. As a result of the Inyx Pharma transaction, we incurred costs of approximately $2.7 million consisting primarily of legal, accounting, consulting and finders' fees. All such costs were expensed as incurred.

      Prior to its reverse acquisition by Inyx, on March 7, 2003, Inyx Pharma had purchased the majority of the pharmaceutical business assets of Miza Pharmaceuticals (UK) Ltd. ("Miza UK") out of Administration (a United Kingdom equivalent of bankruptcy protection and reorganization) for approximately $8.3 million, consisting of an approximately $7.1 million cash payment to the Administrator for Miza UK's assets, plus approximately $1.2 million in direct transaction costs. The assets acquired by Inyx Pharma consisted of one aerosol manufacturing site and a pharmaceutical development operation. A third Miza UK operation, the "Biopharma Division", was not acquired. As such, Inyx Pharma received all of the property, plant, machinery and equipment, inventory, customer base, employees, and know-how to continue to manage and run those acquired parts of the Miza UK operation as a going concern.

      The Inyx Pharma acquisition of Miza UK's business assets was accounted for utilizing the purchase method of accounting. Accordingly, the total purchase price of $8.3 million incurred by Inyx Pharma was allocated to the identifiable net tangible and intangible assets acquired based on their estimated fair values. Based on an independent third-party fair value valuation, the tangible assets acquired by Inyx Pharma, consisting of fixed assets and inventory, were allocated a fair value of approximately $5.1 million and $1.3 million, respectively, and the intangible assets, consisting of a customer list and know-how, were allocated a fair value of approximately $1.3 million and approximately $600,000, respectively. As a consequence of these purchase price allocations, no goodwill was recorded.

      Pro Forma Results

      Inyx Pharma's acquisition of the majority of the business assets of Miza UK took place on March 7, 2003. Therefore, we present herein consolidated pro forma statement of operations for the years ended December 31, 2002 and 2003 to give effect to the acquisition of Miza UK by Inyx Pharma as if the acquisition had taken place as of the beginning of the periods presented. The historical financial data is derived from the historical audited financial statements of Miza UK, the predecessor entity to Inyx Pharma.

      Additionally, as the Miza UK acquisition did not include the operations of Miza UK's Biopharma Division, that division's results of operations have been presented as discontinued operations in the underlying historical financial statements.

      The pro forma adjustments and certain assumptions are described in the accompanying notes to the unaudited pro forma financial statements.

      The following unaudited consolidated pro forma statement of operations presented herein for the years ended December 31, 2002 and December 31, 2003 give effect to the acquisition of Miza UK Pharmaceuticals Ltd. (Miza UK) by Inyx Pharma Limited ("Inyx Pharma") as if the acquisition had taken place as of January 1, of the periods presented.

      As Miza UK is the predecessor entity, the historical financial information presented is that of Miza UK. The historical financial data is derived from the historical audited financial statements of the predecessor entity to Inyx Pharma. On March 7, 2003, Inyx Pharma acquired the majority of the operating assets of Miza UK from a court appointed Administrator. The acquisition did not include the operations of Miza UK's Biopharma Division, and such operations have been presented as discontinued operations in the underlying historical financial statements.

      The acquisition was accounted for using the purchase method of accounting. The unaudited pro forma financial data is not necessarily indicative of the operations had the acquisition taken place on January 1, 2002 and are not intended to project the Company's results of operations for any future period.

      The unaudited pro forma adjustments and certain assumptions are described in the accompanying notes. The unaudited pro forma financial statements should be read in conjunction with Inyx, Inc.'s consolidated financial statements and notes and the management's discussion and analysis included within this filing.

            Unaudited Consolidated Pro Forma Statement of Operations

                      For the Year Ended December 31, 2002

                    (Expressed in thousands of U.S. dollars)

                                                                          Pro forma
                                                            Historical    Adjustment          Pro forma

Net Revenues                                                $   21,184    $       --          $   21,184
Cost of sales                                                   17,322                            17,322
                                                            ----------    ----------          ----------
                                                                 3,862            --               3,862

Operating expenses:
        General and administrative expenses                      6,456            --               6,456
        Selling expenses                                           363            --                 363
        Depreciation and amortization                              936          (415) (3)            521
        Amortization of intangibles                                 --           166  (4)            166
                                                            ----------    ----------          ----------

                Total operating expenses                         7,755          (249)              7,506

Loss from continuing operations before interest
expense, reorganization items and income tax benefit            (3,893)          249              (3,644)

        Interest expense                                         1,680        (1,037) (1),(2)        643
                                                            ----------    ----------          ----------

Loss from continuing operations before
reorganization items and income tax benefit                     (5,573)        1,286              (4,287)

        Reorganization items                                    25,049            --              25,049
                                                            ----------    ----------          ----------

Loss from continuing operations before income tax benefit      (30,622)        1,286             (29,336)

Income tax benefit                                                 352                               352
                                                            ----------    ----------          ----------

Loss from continuing operations                             $  (30,270)   $    1,286          $  (28,984)
                                                            ==========    ==========          ==========

       Unaudited Consolidated Pro Forma Combining Statement of Operations
                      For the Year Ended December 31, 2003
                    (Expressed in thousands of U.S. dollars)

                                                                                        Pro forma           Pro forma
                                                              Miza UK      Inyx, Inc.   Adjustment          Combined
Net Revenues                                                $    2,396    $   13,099    $       --         $   15,495
Cost of sales                                                    1,876        10,634            --             12,510
                                                            ----------    ----------    ----------         ----------
                                                                   520         2,465            --              2,985

Operating expenses:
        General and administrative expenses                        568        12,093            --             12,661
        Selling expenses                                            51           260            --                311
        Depreciation and amortization                               75           347            (7)(3)            415
        Amortization of intangibles                                 --           139            27 (4)            166
                                                            ----------    ----------    ----------         ----------
                Total operating expenses                           694        12,839            20             13,553

Loss from continuing operations before interest
expense, reorganization items and income tax benefit              (174)      (10,374)          (20)           (10,568)

        Interest expense                                           176         4,312        (1,037)(1),(2)      3,451
                                                            ----------    ----------    ----------         ----------

Loss from continuing operations before
reorganization items and income tax benefit                       (350)      (14,686)        1,017            (14,019)

        Reorganization items                                        --            --            --                 --
                                                            ----------    ----------    ----------         ----------

Loss from continuing operations before income tax benefit         (350)      (14,686)        1,017            (14,019)

Income tax benefit                                                  --         1,294                            1,294
                                                            ----------    ----------    ----------         ----------

Loss from continuing operations                             $     (350)   $  (13,392)   $    1,017         $  (12,725)
                                                            ==========    ==========    ==========         ==========

              NOTES TO UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

      1) Interest expense was reduced by approximately $1,217,000 to reflect a reduction in interest expense assuming the repayment of Miza UK's debt. Upon completion of the acquisition, approximately $6.5 million of the cash paid to the Administrator was used to repay Miza UK's secured debt.

      2) Interest expense was increased by approximately $180,000 to reflect the interest on the debt issued by the Company in connection with the acquisition.

      3) Depreciation expense was adjusted to reflect the charges related to changes in fixed assets as of the closing of the acquisition.

      4) Amortization of intangible assets was recorded to reflect the amortization of purchased intangible assets subject to amortization including customer list and know-how.

      Consolidated Results

      The accompanying consolidated financial information includes the accounts of Inyx and its wholly-owned subsidiaries, Inyx Pharma, incorporated under the laws of England and Wales; Inyx Canada, formed as a federally incorporated Canadian corporation; and Inyx Realty, Inc. ("Inyx Realty"), a Florida corporation. All inter-company accounts and transactions have been eliminated in consolidation.

      Pro Forma Combined Results for Comparative Purposes

      Prior to its acquisition of the majority of Miza UK's business assets, Inyx Pharma was a non-operating private corporation with nominal net assets. As the historical financial statements of Inyx Pharma are presented herein as the Company's historical financial statements, and because as of March 7, 2003 Inyx Pharma's sole operation was essentially the continuation of the Miza UK business, the Company's historical financial statements for the period from January 1, 2003 through March 6, 2003 and prior, are those of Miza UK, and are therefore presented as "Predecessor" financial statements. The Company's financial statements for the periods commencing March 7, 2003 are referred to as "Successor" financial statements. The financial statements for all periods are collectively referred to as "Inyx" or the "Company".

      Additionally, as the Biopharma Division was historically part of the Miza UK business but was an operation not acquired by Inyx Pharma, its results of operations are presented as discontinued operations in the underlying historical financial statements.

      For comparative purposes, managements' discussion and analysis of results of operation will focus on combined results including the results of the Successor Company for the period from March 7, 2003 through to December 31, 2003 combined with the results of operations of the Predecessor Company for the period from January 1, 2003 through March 6, 2003 (while Miza UK was in Administration), compared to the results of the Predecessor company for the year ended December 31, 2002.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 2003 (FROM MARCH 7, 2003 THROUGH DECEMBER 31, 2003) COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

      The financial information set forth in the following discussion should be read in conjunction with and qualified in its entirety by the financial statements of our Company presented elsewhere herein.

Periods Ended December 31, 2003 and Year Ended December 31, 2002

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

      Net revenues for the period from March 7, 2003 through December 31, 2003 were approximately $13.1 million. These revenues are attributed solely to the newly acquired business of Inyx Pharma and represent approximately ten months of business activity. In comparison, net revenues for the year ended December 31, 2002, representing twelve months of operations, were approximately $21.2 million.

      Net revenues decreased by $8.1 million or approximately 38% for the period as compared to the previous year primarily as a result of the shorter operating period that we had as a Company in 2003; as a result of our reverse acquisition of Inyx Pharma on April 28, 2003, Inyx had approximately eight months of significant business operations during 2003 as compared to 12 months of operations for the predecessor business operation during 2002 as Miza UK. Additionally, Inyx Pharma's operating results for the period from March 7, 2003 through April 28, 2003 were nominal.

      For the period from March 7, 2003 through December 31, 2003, our three top customers accounted for approximately $5.5 million or approximately 42% of our total net revenues. During this period, these three customers were the Merck Generics group of companies ("Merck Generics"), accounting for approximately $2.5 million in net revenues or approximately 19% of total revenues; Genpharm Inc. ("Genpharm"), accounting for approximately $1.9 million in net revenues or approximately 14.5% of total revenues; and SSL International Plc ("SSL"), accounting for approximately $1.1 million in net revenue or approximately 8.4% of total revenues.

        In comparison, for the year ended December 31, 2002, Miza UK's three top customers accounted for approximately $12.5 million in revenues or approximately 59% of total net revenues. For the year ended December 31, 2002, Miza UK's three top customers were Merck Generics, accounting for approximately $8.7 million in net revenues or approximately 41% of total revenues; Connetics Corporation ("Connetics"), accounting for $2.8 million in net revenues or approximately 13% of total revenues; and Celltech Pharmaceuticals Ltd. ("Celltech"), accounting for approximately $1 million in net revenues or approximately 5% of total revenues.

      Combined net revenues for the two periods ended March 6, 2003 and December 31, 2003, respectively, were approximately $15.5 million as compared to approximately $21.2 million in net revenues for the year ended December 31, 2002. The combined net revenues in 2003 decreased by approximately $5.7 million or approximately 27% compared to net revenues in 2002.

      For the combined two periods in 2003, our three top customers accounted for approximately $7.0 million or approximately 45% of combined net revenues as compared to the three top customers accounting for approximately $12.5 million or approximately 59% of total net revenues for the year ended December 31, 2002.

      For the combined two periods ended March 6, 2003 and December 31, 2003, our three top customers were Merck Generics, accounting for approximately $3.5 million in net revenues or approximately 23% of total combined revenues; Genpharm, accounting for approximately $2.2 million in net revenues or approximately 14% of total combined revenues; and SSL, accounting for approximately $1.3 million in net revenues or approximately 8% of total combined revenues.

      The loss of any one of our top three clients would have a material adverse affect on our revenues and profitability opportunities. As part of our strategic growth objectives, we continue to broaden our customer base and distribution channels to mitigate the risk of our economic dependence on any one client.

      The major factors contributing to the decrease in net revenues for the comparative periods are the phase-out of chlorofluorocarbon ("CFC") based aerosol respiratory inhalers, the loss of a major client due to a transition to another production facility, and the loss of a number of customer product development and commercialization projects due to the business uncertainty created by the Administration process that our predecessor company was involved in.

      (1) The first major reason for the decrease in net revenues between the comparative periods is the phase out of our CFC aerosol respiratory inhalers
(MDIs) production for a number of our clients, including our largest customer, Merck Generics. This reduction in production is in line with the Montreal Protocol treaty to phase out the consumption and production of ozone-depleting CFC products around the globe. In 2003, a number of countries where our clients distribute their CFC-based pharmaceutical products banned such products in accordance with the Montreal Protocol. For the year ended December 31, 2002, CFC-based respiratory inhalers accounted for approximately $5.0 million in net revenues or approximately 23.5% of total revenues. In comparison, for the pro forma year ended December 31, 2003 such products accounted for only approximately $500,000 in net revenues or approximately 2.4% of our total combined net revenues. Consequently, the phase-out of our European and Canadian customers' CFC production requirements resulted in an approximately $4.5 million decrease of net revenues for the comparative periods.

      Currently, our CFC production line is operating at less than two percent capacity utilization. As we continue to develop greater commercial opportunities in the United States and Latin American markets, where CFC-based respiratory inhalers are still utilized, we plan to increase the utilization of this production line. As a result of these marketing initiatives and commercial opportunities for CFC-based inhalers, we expect to be increasingly utilizing this manufacturing line, as we increase our customer base in these geographic markets. We are also presently assisting a number of our clients with the transition to non-CFC based respiratory inhalers and have commenced manufacturing such inhalers at our Inyx Pharma production facility. We expect revenue levels to gradually increase in this area as our clients continue to receive regulatory approvals for their replacement products over the next 24 months.

      (2) The second major reason for the decrease in net revenue levels between the comparative periods is the significant decrease in revenues from one of the predecessor company's largest clients, Connetics, which moved its production requirements for hydrocarbon aerosols to a manufacturing facility in the United States due to strategic reasons. For example, for the year ended December 31, 2002, Connetics accounted for approximately $2.8 million or approximately 13% of total revenues as compared to approximately only $333,000 in net revenues or 2% of total combined revenues for the pro forma year ended December 31, 2003. Consequently, the significant decrease of Connetics contract revenue resulted in an approximately $2.5 million decrease of net revenues between the comparative periods.

      We believe that with our significant expertise and product development and manufacturing capabilities in this pharmaceutical manufacturing sector, we will continue to replace this client with other customers that require hydrocarbon aerosol products as the use of non-CFC based pharmaceutical aerosol technology continues to grow. During 2003, our largest customer in this area was SSL, accounting for approximately $1.1 million in net revenue or approximately 8% of total combined revenues as compared to approximately $587,000 or approximately 3% of total revenues in 2002.

      (3) The third major reason for the decrease in net revenue levels between the comparative periods is attributed to the fact that Inyx Pharma's predecessor company, Miza UK, was acquired out of Administration on March 7, 2003. By the time the Miza UK business assets were acquired by Inyx Pharma, the Miza UK business had been in Administration for a period of seven months commencing on September 3, 2002. As the Administration period went on, there were a number of business and revenue interruptions due to product release delays and lack of components. This adversely affected customer confidence as clients either halted on-going production or development projects or did not initiate new commercial activities due to the business uncertainties of Administration. Consequently, although most of our customer base has been retained, our level of revenues has not yet been restored to the levels experienced by the predecessor company prior to Administration. It has taken time during 2003 to start-up a number of client projects due to the required regulatory approvals, and the production commissioning and validation processes involved in the pharmaceutical manufacturing industry. We believe that as we continue to meet our clients' product development, commercialization and manufacturing requirements, and invest to continually improve our production facilities' manufacturing and quality systems, we can restore customer confidence and restore previously experienced revenue levels.

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

      Also, we believe our expertise in converting from CFC to CFC-free aerosol pharmaceuticals, particularly the production of hydroflouroalkane ("HFA") non-ozone-depleting aerosol pharmaceutical products, should generate increasing business as the Montreal Protocol continues to be implemented around the world.

      COST OF GOODS SOLD

      Cost of goods sold is associated with manufacturing and development revenues and includes materials, labor, factory overheads and technical affairs, which include quality control and quality assurance regulatory support.

      For the period from March 7, 2003 through December 31, 2003, cost of goods sold amounted to approximately $10.6 million or approximately 81% of net revenues. In comparison, the cost of goods sold for the year ended December 31, 2002, amounting to twelve months of operations as Miza UK totaled approximately $17.3 million or approximately 82% of net revenues.

      Combined cost of goods sold for the two periods, January 1, 2003 through March 6, 2003 and March 7, 2003 through December 31, 2003, amounted to approximately $12.5 million, or approximately 81% of combined net revenues of $15.5 million.

      The cost of goods sold as a percentage of revenues is consistently high in the comparative periods due to the following factors:

      (1) On September 3, 2002, our predecessor company, Miza UK, entered the Administration period, which adversely affected the overall sales levels and reduced operations from an average of 50% to an average range of 25% - 30% of total manufacturing capacity; thereby reducing fixed overhead cost absorption and concomitantly increasing the cost of goods sold. Since our acquisition of Inyx Pharma, we have enhanced our business development and marketing activities in order to restore customer confidence that was adversely affected as a result of the Administration period which created shipping delays to our customers due to the lack of components and supplies. We expect our cost of goods sold to be reduced as more overhead costs are absorbed with increased manufacturing capacity utilization, as more customer contracts and purchase orders are obtained.

      (2) This reduced manufacturing capacity utilization has continued into 2003 as it has taken us time during 2003 to start-up a number of client projects due to the required regulatory approvals, and the production commissioning and validation processes involved in the pharmaceutical manufacturing industry. We expect our cost of goods sold to be reduced as more of these projects are ramped up to full production. With more volume throughput at our manufacturing facility, we can absorb more overhead costs over a broader base of products and therefore reduce our per unit manufacturing costs.

      (3) In addition, due to the previously noted Montreal Protocol Treaty, during 2002 and 2003, we have been phasing out the CFC-based MDI respiratory product line, which has gradually reduced our total manufacturing capacity utilization, and therefore reduced overhead absorption rates and increased our cost of goods sold. As a result of the CFC phase-out, the MDI line, which accounted for approximately 20% of overall production in 2002, accounted for approximately only 2% of overall production in 2003. Additionally, CFC respiratory inhaler products are approximately 20% lower in material costs than their non-CFC equivalents. As we are now focused on phasing in the non-CFC version of these products, primarily HFA-based respiratory MDIs, our cost of goods sold have marginally increased as a result of the increased production of such inhalers for our customers.

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

      However, in 2004, we also expect to commence incurring research and development costs as part of our cost of goods sold once we pursue the development of our own proprietary pharmaceutical products. Such costs would include intellectual property development costs and salaries for the required additional technical staff. We expect that such research and development costs would increase costs in the short term, but would be offset by the higher profit margins long term for our own products as compared to the margins for our contract manufacturing services.

      GROSS PROFIT

      Gross profit amounted to approximately $2.5 million on net revenues of approximately $13.1 million or approximately 19% of net revenues for the period from March 7, 2003 through December 31, 2003, as compared to a gross profit of approximately $3.9 million on net revenues of $21.2 million or approximately 18% of net revenues for the year ended December 31, 2002.

      Combined gross profit for the two periods, January 1, 2003 through March 6, 2003 and March 7, 2003 through December 31, 2003, amounted to approximately $3.0 million on combined net revenues of approximately $15.5 million or approximately 19% of net revenues for the combined two periods.

      By the time that Miza UK was acquired by Inyx Pharma on March 7, 2003, the Miza UK business had been in Administration for a period of seven months commencing on September 3, 2002. As a result of the administration process, our predecessor company experienced a significant decline in profitability due to periods of business interruption caused by the lack of materials, components and supplies to manufacture finished goods for customers, as well as a lack of customer marketing and sales efforts.

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

      We believe that we can also improve our gross profit margins through the addition of our own pharmaceutical product lines, which offer greater profit margins than those provided by contract manufacturing services. Although we do not currently derive any revenues from the sale of our own products, we believe that our first proprietary product may be ready for commercial marketing by 2005.

      OPERATING EXPENSES

      Our operating expenses consist of product research and development costs, and general and administrative, selling, depreciation and amortization, and amortization of intangible assets expenses.

      For the period from March 7, 2003 through December 31, 2003, our operating expenses amounted to approximately $12.8 million or approximately 98% of net revenues of $13.1 million as compared to operating expenses of approximately $7.8 million or approximately 37% of net revenues of approximately $21.2 million for the year ended December 31, 2002, an increase in operating expenses of approximately $5.1 million or approximately 66% between the comparative reporting periods.

      Combined operating expenses for the two periods, January 1, 2003 through March 6, 2003 and March 7, 2003 through December 31, 2003, amounted to approximately $13.5 million or approximately 87% of combined net revenues of $15.5 million as compared to operating expenses of approximately $7.5 million or approximately 35% of net revenues of approximately $21.2 million for the year ended December 31, 2002, an increase of approximately $6.0 million or approximately 80% between the comparative twelve-month periods.

      The largest contributor to the increase in our operating expenses between the comparative periods is an increase of our general and administrative expenses due to our reverse acquisition of Inyx Pharma on April 28, 2003. For the period ended December 31, 2003, general and administrative expenses were approximately 94% of our overall operating expenses (see "General and Administrative Expenses" below).

      As a consequence, as our general and administrative expenses increased between the comparative periods, our operating expenses also increased.

      For the period ended December 31, 2003, we did not incur any research and development costs. Inyx Pharma's predecessor business, Miza UK, did not have any research and development costs and did not incur any amortization of intangible assets expenses for the year ended December 31, 2002.

      General and Administrative Expenses

      Our General and Administrative expenses include corporate overhead costs, administrative support, and business and corporate development and support costs incurred by our wholly owned subsidiaries.

      General and administrative expenses amounted to approximately $12.1 million or approximately 92% of net revenues of $13.1 million for the period from March 7, 2003 through December 31, 2003 as compared to approximately $6.5 million in general and administrative expenses or 31% of net revenues of approximately $21.2 million for the year ended December 31, 2002, an increase of approximately $5.6 million or approximately 86% between the comparative reporting periods.

      Combined general and administrative expenses for the two periods, January 1, 2003 through March 6, 2003 and March 7, 2003 through December 31, 2003, amounted to approximately $12.7 million or approximately 82% of combined net revenues of $15.5 million, as compared to general and administrative expenses of approximately $6.5 million or approximately 31% of net revenues of approximately $21.2 million for the year ended December 31, 2002, an increase of approximately $6.2 million or approximately 95% between the comparative twelve-month periods.

      The significant increases in the general and administrative expenses between the respective comparative periods are largely attributable to a number of business ramp-up and corporate overhead costs that we had to incur as a result of our reverse acquisition of Inyx Pharma on April 28, 2003.

      These included the costs associated with the hiring of a number of key personnel, consulting, legal and accounting fees, higher insurance costs, and increased business and corporate development activities, including travel and communication expenses.

      Of the total amount of $12.1 million we spent on general and administrative expenses from March 7, 2003 through December 31, 2003, approximately $1.3 million of such expenses was related to warrants issued in conjunction with services provided by consultants and investment bankers; approximately $2.0 million of expenses related to reorganization and acquisition costs; approximately $1.7 million of these expenditures were related to salaries and benefits; approximately $1.6 million in expenses for legal, accounting and consulting fees; approximately $910,000 in travel, communication and corporate development costs, including rent paid; approximately $1.1 million in expenses for investor relation activities; approximately $753,000 relating to a consulting services provided by an affiliated Partnership controlled by the Chairman and his immediate family and approximately $600,000 in insurance costs, due to a general increase in insurance premiums within the insurance industry. Our Inyx Pharma subsidiary also had an allowance for bad debt totaling approximately $190,000. For the period from March 7, 2003 through December 31, 2003, we also expensed approximately $1.5 million for employee vested options granted to employees, officers, directors, and other persons who made valuable contributions to our Company as per the Company's 2003 Stock Option Plan. We expect to be issuing stock options to such persons on a recurring basis.

      In comparison, for the year ended December 31, 2002, Inyx Pharma's predecessor business, Miza UK, did not have significant legal, accounting, and consulting fees, or corporate development and public company costs, and therefore, had lower general and administrative expenses. The Administrator's fees for 2002 were expensed.

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

      Selling expenses were approximately $260,000 or approximately 2% of net revenues of approximately $13.1 million for the period from March 7, 2003 through December 31, 2003 as compared to approximately $363,000 or approximately 2% of net revenues of approximately $21.2 million, for the year ended December 31, 2002.

      Combined selling expenses for the two periods, January 1, 2003 through March 6, 2003 and March 7, 2003 through December 31, 2003, amounted to approximately $311,000 or 2% of combined net revenues of approximately $15.5 million.

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

      We believe that once we commence marketing our own proprietary products, we may also need to build or contract our own sales force. We expect to incur substantial additional selling expenses once we undertake these types of commercial activities. Initially though, until we can adequately afford the cost of building or contracting our own sales force, we will depend on our customers' distribution channels or strategic partners to market and sell the pharmaceutical products that we are presently developing or planning to develop.

      Depreciation and Amortization

      The value of our property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from 25 years for buildings and 3-10 years for equipment.

      Depreciation and amortization expenses were approximately $347,000 or 3% of net revenues of approximately $13.1 million for the period from March 7, 2003 through December 31, 2003 as compared to depreciation and amortization expenses of approximately $936,000 or approximately 4% of net revenues of approximately $21.2 million for the year ended December 31, 2002, a decrease of approximately $589,000 or 63% between the comparative periods.

      Combined depreciation and amortization expenses for the two periods, January 1, 2003 through March 6, 2003 and March 7, 2003 through December 31, 2003, amounted to approximately $415,000 or approximately 3% of combined net revenues of $15.5 million.

      Since our reverse acquisition of Inyx Pharma, there were no significant additions to fixed assets during the period from March 7, 2003 through December 31, 2003. Our depreciation and amortization costs for the year were $347,000 comprised of $340,000, for the depreciation of property, plant and equipment and $7,000 for the amortization of equipment under capital leases.

      Amortization of Intangible Assets

      The fair values assigned to the intangible assets acquired are based on estimates and assumptions provided and other information compiled by management, including independent valuations, that utilize established valuation techniques appropriate for the industry the Company operates in.

      The amortization expenses for intangible assets for the period from March 7, 2003 through December 31, 2003 were approximately $139,000 or approximately 1% of net revenues of approximately $13.1 million and there were no similar charges in the year ended December 31, 2002.

      Our amortization expenses for intangible assets relate to the Company's purchased intangible assets related to the Inyx Pharma acquisition of Miza UK's assets; the intangible assets include Miza UK's customer list and know-how. The customer list is amortized over a period of 12 years and know-how is amortized over 10 years.

      These intangible assets are amortized on a straight line basis over their estimated remaining useful lives in proportion to the underlying cash flows that were used in determining the acquired value.

      OPERATING LOSS BEFORE INTEREST AND FINANCING COSTS, REORGANIZATION ITEMS, INCOME TAX BENEFIT AND DISCONTINUED OPERATIONS

      Loss from operations before interest and financing costs, reorganization items, income tax benefit and discontinued operations amounted to approximately $10.4 million for the period from March 7, 2003 through December 31, 2003 compared to a loss from operations before other such expenses of approximately $3.9 million for the year ended December 31, 2002, an increased loss from operations of approximately $6.5 million or 167%.

      The combined loss from operations before other expenses for the two periods, January 1, 2003 through March 6, 2003 and March 7, 2003 through December 31, 2003, amounted to approximately $10.5 million.

      For the comparative periods, the loss from operations before other expenses, for the period ended December 31, 2003 and the combined periods of 2003, primarily resulted from reduced revenues due to the phasing out of our CFC production for the European and Canadian markets, which negatively impacted unabsorbed fixed costs associated with low manufacturing capacity utilization. The increased loss from operations before other expenses between the comparative periods is also due to increased general and administrative costs, and start-up and business integration, marketing and corporate development costs as a result of our acquisition of Inyx Pharma on April 28, 2003.

      INTEREST AND FINANCING COSTS

      Interest and financing costs consist of interest expense related to the long term debt as well as the amortization of the financing charges and the amortization of the debt discount associated with the fair value of the warrants issued and the beneficial conversion feature related to the financings with Laurus Master Fund, Ltd. ("Laurus Funds").

      For the period from March 7, 2003 through December 31, 2003, interest and financing costs were approximately $4.3 million or approximately 33% of net revenues of approximately $13.1 million, compared to interest and financing costs of approximately $1.7 million or approximately 8% of net revenues of approximately $21.2 million, for the year ended December 31, 2002.

      On a combined basis, interest and financing costs for the two periods, January 1, 2003 through March 6, 2003 and March 7, 2003 through December 31, 2003, amounted to approximately $4.5 million or approximately 29% of net revenues of $15.5 million for pro forma year ended December 31, 2003 as compared to approximately $1.7 million or approximately 8% of net revenues of approximately $21.2 million, for the year ended December 31, 2002.

      The 2003 interest expense includes interest paid to our original lender, Venture Finance PLC, which we subsequently repaid from proceeds provided by our current lender, Laurus Funds. The 2003 interest expense also includes accrued interest to our convertible note holder, Stiefel Laboratories, Inc. ("Stiefel") and the amortization of debt discount of approximately $48,000 related to the fair value of the warrants issued to Laurus Funds in relation to their 7% convertible note and the advances under the revolving line of credit.

      In addition, since this debt is convertible into equity at the option of the note holder at the date of issuance, at beneficial conversion rates, an embedded beneficial conversion feature amounting to approximately $3.7 million was recorded as a charge to interest expense during the period from March 7, 2003 through December 31, 2003.

      The 2002 interest expenses, amounting to approximately $1.7 million, all relate to the outstanding indebtedness of Miza UK at the time and such expenses are not indicative of the interest that we expect that we will incur going forward as a result of our new financing arrangements with Laurus Funds.

      REORGANIZATION ITEMS

      Inyx did not incur any reorganization costs in 2003 however, our predecessor company, Miza UK, incurred reorganization and transaction charges of approximately $25.1 million for the year ended December 31, 2002. Such charges related to the Administration process that Miza UK underwent.

      These reorganization items were comprised of items of income, expense and loss that were realized or incurred by Miza UK as a result of our predecessor operation being placed under the supervision of an administrator in accordance with the United Kingdom Insolvency Act 1986.

      The following summarizes the reorganization charges recorded for the year ended December 31, 2002, as a result of the administration process that Miza UK underwent:

Administrator and related fees                $   452
Impairment of property, plant and equipment     9,505
Impairment of intangible assets                 7,031
Advances to affiliated entities                 8,061
                                              -------
                                              $25,049
                                              =======

      The Administrator and related fees of approximately $450,000 were one-time costs and fees incurred during the Administration process. Such costs and fees were incurred by Begbies Traynor, the court-appointed administrator. Miza UK was operated and controlled by its Administrator from September 3, 2002, the date it went into Administration, until March 7, 2003, the date the Administrator sold the majority of its assets to Inyx Pharma. Under U.K. law, the Administrator operates and controls a business that has gone into Administration on behalf of a court until that business is sold as a going concern, or its assets sold or liquidated for the benefit of creditors.

      The impairment to the property, plant and equipment assets of approximately $9.5 million relates to the write-down of the book value of such assets when Inyx Pharma purchased the business assets of Miza UK. The impairment amount includes property, plant and equipment assets relating to the Biopharma division which was historically a division of Miza UK, however was not acquired by Inyx Pharma, and is accounted for as discontinued operations in the Company's consolidated financial statements for all periods.

      The impairment of intangible assets of approximately $7.0 million relates to the write-down of the book value of the goodwill and other intangible assets of Miza UK, which, once that operation went into Administration, were not sufficient to recover such carrying amounts. This impairment amount includes intangible assets relating to the Biopharma division of Miza UK.

      Impairment of advances to affiliated entities relates to approximately $8.1 million of an unrecoverable advance to a Miza UK affiliated company, prior to its acquisition by Inyx Pharma.

      INCOME TAX BENEFIT

      For the period from March 7, 2003 through December 31, 2003, the tax benefit net of valuation allowance is approximately $1.3 million as compared to a tax benefit net of valuation allowance of approximately $352,000 for the year ended December 31, 2002.

      We have not made any provisions for United States federal or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, because it is expected that such earnings will be permanently reinvested in our foreign operations.

      DISCONTINUED OPERATIONS

      The Biopharma Division was historically part of the Miza UK business but was an operation not acquired by Inyx Pharma on March 7, 2003. Therefore, its results of operations are presented as discontinued operations in the underlying historical financial statements.

      The Biopharma Division had net revenues of approximately $334,000 and costs of revenue of approximately $892,000, resulting in a gross loss of approximately $558,000 for the period January 1, 2003 through March 6, 2003.

      For the year ended December 31, 2002, Miza UK's Biopharma Division had net revenues of approximately $3.5 million, with costs of sales of approximately $3.9 million, general and administrative expenses of approximately $395,000, sales expenses of approximately $15,000, and depreciation and amortization expenses of approximately $1.1 million, resulting in a net loss of approximately $718,000.

      All the assets and liabilities relating to the Biopharma division have been included in the reorganization charge described above under Reorganization Items.

      NET LOSS

      The net loss for the period from March 7, 2003 through December 31, 2003 was approximately $13.4 million as compared with a net loss of approximately $31.0 million for the year ended December 31, 2002.

      The combined net loss for the two periods, January 1, 2003 through March 6, 2003 and March 7, 2003 through December 31, 2003, amounted to approximately $14.3 million.

      The major reason for the decrease in the net loss between the actual and combined comparative periods in 2003 and for the year ended December 31, 2002 was the administration and reorganization costs that Miza UK incurred during 2002 as a result of the Administration process. These costs amounted to approximately $25.0 million.

      For the period from March 7, 2003 through December 31, 2003, our net losses resulted primarily from reduced contract development and manufacturing revenues and a number of one-time costs that we incurred in our reverse acquisition of Inyx Pharma, including the start up and integration costs of the combined companies. In comparison, for the year ended December 31, 2002, the primary reason that our predecessor company incurred a significant net loss was attributable to the administration process and related reorganization costs.

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

LIQUIDITY AND CAPITAL RESOURCES

General

      We have financed our operations primarily through revenues from contract manufacturing and product development contracts, stockholders' equity contributions, credit facilities, and the financing of property, equipment and inventory acquisitions. Additionally, earlier in our Company's development we were partially dependant on funding of our working capital requirements in the form of stockholder loans from affiliates of the Company. For the period from March 7, 2003 through December 31, 2003 such stockholder loans included approximately $534,000 as an interest-free bridge financing loan from our Chairman/Chief Executive Officer, Dr. Jack Kachkar and short-term loans totaling approximately $450,000 from Viktoria Benkovitch, who is a stockholder and Dr. Kachkar's spouse. As of December 31, 2003, all such stockholder loans had been repaid. There is also no binding obligation for these affiliates to provide any additional future funding.

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

      Additionally, we continue to incur operating losses since our reverse acquisition of Inyx Pharma. For the period from March 7, 2003 through December 31, 2003, such losses resulted from reduced contract development and manufacturing revenues in connection with the Miza UK Administration process, plus a number of one-time costs that we incurred in our reverse acquisition of Inyx Pharma, including the start up and integration costs of the combined companies. This combined total loss of $14.30 million was offset by approximately $1.3 million in a deferred income tax asset creating a combined net loss for the year ended December 31, 2003 of $13.0 million and the loss for the period from March 7, 2003 through December 31, 2003 of $14.6 million.

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

Capital Resources

      For the period from March 7, 2003 through December 31, 2003, we completed financings totaling approximately $11.6 million in the form of private equity placements and the issuance of convertible debt and equity securities. These financings included a $500,000 private placement of equity securities that we announced on September 9, 2003, $4.5 million through the issuance of a convertible term note on October 29, 2003, a $3 million private placement of equity securities on October 30, 2003, and the issuance of $3.5 million in convertible debt securities on December 30, 2003. Additionally, on November 17, 2003, pursuant to an exercise of options under our Company Stock Option Plan, we issued 75,000 shares of common stock for net proceeds of $90,000.

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

      As we have commenced the development of our own proprietary products, in 2004, we will require approximately $2.55 million in additional funding to complete the commercialization of our first product and commence the development of a number of other proprietary products that we expect to commercialize within the next three years. We will also require additional funding over the next few years to continue to develop, commercialize and market our products through strategic distribution relationships with our key clients.

      Additionally, in the event that we make significant future acquisitions or changes in our capital structure, we may also be required to raise funds through additional borrowings or the issuance of additional debt or equity securities. We are presently actively pursuing acquisitions that may require the use of substantial capital resources.

Contractual Obligations as of December 31, 2003

TABULAR DISCLOSURE OF                                                 Payments due by Period
CONTRACTUAL OBLIGATIONS
(amounts in thousands of U.S. dollars)
---------------------------------------------------------------------------------------------------
                                                    2004     2005-2006   2007-2008  Thereafter    Total

Long-Term Debt Obligations - Principal            $ 1,382     $ 3,427     $ 4,013     $    --    $ 8,822

Long Term Debt Obligations -Interest                  578         784         241          --      1,603

Operating Lease Obligations (1)                       827       1,082         772       1,903      4,584
                                                  -------     -------     -------     -------    -------
Total                                             $ 2,787     $ 5,293     $ 5,026     $ 1,903    $15,009
                                                  =======     =======     =======     =======    =======

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

      Cash Flows from Operating Activities for the Period Ended December 31,
2003

      The net cash used in operating activities for the period from March 7, 2003 through December 31, 2003 amounted to approximately $5.7 million as compared to approximately $3.6 million of net cash generated from operations for the year ended December 31, 2002 by Miza UK.

      The principal reasons for the significant reduction in cash flows from operating activities for the period from March 7, 2003 through December 31, 2003 were the number of one time business integration and start-up costs and expenses, totaling approximately $9.1 million, which were included as general and administrative expenses. These costs were incurred as a result of our reverse acquisition of Inyx Pharma, after it had acquired the business assets of Miza UK out of Administration.

      For the period from March 7, 2003 through December 31, 2003, the net cash used in operating activities included a net loss of approximately $13.4 million adjusted for non-cash charges totaling approximately $8.3 million primarily due to the issuance of equity securities as compensation for services and financing costs, and beneficial conversion feature related to convertible debt issued to Laurus, which we have expensed. These non-cash charges have been offset by a deferred income tax asset of approximately $1.3 million, consisting of a net operating loss carried forward. Working capital changes reducing cash flow from operations were due primarily to increases in inventory, accounts receivable and prepaid deposits, resulting from increasing sales and business activities during 2003. Working capital changes increasing cash flow from operations were due primarily to increases in accounts payable and accrued liabilities as we ramped up business after our reverse acquisition of Inyx Pharma.

      In comparison, for the year ended December 31, 2002, the net cash used in operating activities included a net loss of approximately $31 million adjusted for a significant non-cash charge of approximately $25 million due to non-recurring charges related to the Administration process and subsequent sale of the Miza UK business assets to Inyx Pharma. Other non-cash adjustments included charges of $936,000 for depreciation and amortization, and approximately $2.1 million as reserves for obsolete inventory and bad debt. Due to the Administration process that Miza UK underwent, there were minimal working capital changes reducing cash flow from operations while working capital changes increasing cash flow from operations were due primarily to increases in the accounts payable and accrued liabilities, plus the amount of liabilities that became subject to compromise.

      Cash Flows from Investing Activities for the Period Ended December 31,
2003

      The net cash used in investing activities for the period from March 7, 2003 through December 31, 2003 amounted to approximately $394,000 as compared to approximately $2 million of net cash used in investing activities by Miza UK for the year ended December 31, 2002. Capital expenditures of $394,000 related to the purchase of computer hardware and software (including deposits required for a new business information system), and office furniture and fixtures.

      In comparison for the year ended December 31, 2002, of the net cash used in investing activities, Miza UK spent approximately $1.8 million in capital expenditures and approximately $190,000 related to the associated equipment acquisition, installation and commissioning costs. These expenditures were spent on new filling, packaging, and quality control equipment to establish a second hydrocarbon aerosol manufacturing line. Such expenditures were completed before Miza UK went into Administration.

      Cash Flows from Financing Activities for the Year Ended December 31, 2003

      For the period from March 7, 2003 through December 31, 2003, the net cash provided by financing activities, including the net cash provided by the financing activities of Inyx Pharma, was approximately $6.7 million consisting of proceeds of approximately $14.3 million in borrowings and the issuance of debt and equity securities (as described below), offset by short-term and long-term debt repayments and financing fees totaling approximately $5.9 million.

      In comparison, for the year ended December 31, 2002, there was $1.7 million of net cash used in financing activities by Miza UK. Proceeds of $8.6 million, from the issuance of long term debt, were offset by $10.3 million of cash used for the repayment of previously issued debt or expenses, related to or remaining in the Administration proceedings, which commenced on September 4, 2002.

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

      The confidential invoice discounting credit facility obtained by Inyx Pharma from Venture Finance was a $4.8 million credit facility for the purchase of debts. This credit facility allowed Inyx Pharma to receive an immediate working capital advance from Venture Finance at the time that a customer was invoiced for a particular service or product. Venture Finance advanced Inyx Pharma up to 85% of the required payment amount on eligible customer invoices. Inyx Pharma utilized such advances for its working capital requirements while it awaited payment from the customer, based on 30 day payment terms from the date of invoice. At the time the customer had eventually paid its debt to Inyx Pharma, Venture Finance was repaid its 85% advance while Inyx Pharma received the balance or 15% of that debt. Until any such debt had been paid by the customer, Inyx Pharma pledged to Venture Finance the customer receivable against any advanced amounts. Inyx Pharma was also charged interest on any outstanding balances under this facility. Interest was calculated at 2.25% above the base rate from time to time set by Venture Finance subject to a minimum of 4%. Inyx

Pharma's real estate properties, and manufacturing equipment and facilities were pledged as collateral for these loans. The term of the invoice discounting credit facility was 36 months and Inyx Pharma was able to draw up to $4.8 million under this facility.

      In order to obtain these credit facilities from Venture Finance, Inyx Pharma signed an All Asset Debenture in favor of Venture Finance on March 7, 2003. This debenture provided Venture Finance with a fixed and floating charge covering all the assets of Inyx Pharma. For providing all such credit facilities, Venture Finance received an arrangement fee from Inyx Pharma. This arrangement fee consisted of 1% of the total amount of credit facilities provided to Inyx Pharma ($96,000 in total fees paid to Venture Finance). Venture Finance also charged Inyx Pharma a service charge for managing these credit facilities. Such service charges were based on 0.25% of the gross amount drawn under the invoice discounting credit facility.

      As a result of our reverse acquisition of Inyx Pharma on April 28, 2003, we consolidated the Venture Finance credit facilities.

      Subsequently, on October 29, 2003, we issued a secured 7% Convertible Term Note due October 29, 2006 to Laurus Master Fund, Ltd. ("Laurus Funds") in the principal amount of $4.5 million in exchange for cash. This convertible term note is secured by all of our real and personal properties in the United States and the United Kingdom, and the common stock of Inyx Pharma consisting of one million ordinary shares. We also issued to Laurus Funds a five-year Common Stock Purchase Warrant to purchase a total of 1,350,000 shares based on the following prices: 450,000 shares at $1.25 per share; 450,000 shares at $1.50 per share; and 450,000 shares at $1.75 per share. Excluding related financing fees and costs of $700,000, the net proceeds of the three-year convertible note financing with Laurus Funds amounted to $3.8 million. Approximately $3 million of the net proceeds were used to repay the outstanding balance of the original Venture Finance plant and machinery credit facility and terminate that credit facility, with the balance of approximately $800,000 utilized for working capital purposes.

      Principal and interest on the Laurus Funds $4.5 million Convertible Term Note (the "Laurus Note") is convertible into common stock at the fixed conversion price of $1.00 per share ("Fixed Conversion Price"); however, no conversion is permitted if the shares issued upon conversion, together with other shares beneficially owned by Laurus Funds, would exceed 4.99% of our outstanding common shares. At our option therefore, provided our shares have been trading at a price at least 15% in excess of the fixed conversion price, we may repay the principal and interest of the Laurus Note, not theretofore converted, in shares of our common stock at the fixed conversion price. Any amount of principal repaid in cash will be payable in an amount equal to 105% of the principal amount whereas interest is repayable in cash at the set interest rate. The Laurus Note may, therefore, be prepaid in cash or shares of common stock subject to various prepayment penalties and limitations.

      The interest rate of the Laurus Note accrues at a rate of seven percent (7%) per annum (the "Contract Rate"), subject to adjustment. The interest or Contract Rate was agreed to between Laurus Funds and the Company. On the last business day of each month after the closing date of October 29, 2003 (each such date, referred to as the "Determination Date"), the Contract Rate that we pay Laurus Funds will be set on the following basis: (1) if we have registered both the shares of our common stock underlying the conversion of the Laurus Note and the warrants that we issued to Laurus Funds as additional consideration in connection with providing us with the convertible debt financing, on a registration statement declared effective by the Securities and Exchange Commission ("SEC"), and (2) the volume weighted average price of our common stock, as reported by "Bloomberg, L.P.", for the ten days immediately preceding a Determination Date exceeds the then applicable Fixed Conversion Price by certain percentages, the interest or Contract Rate for the succeeding calendar month automatically adjusts based on the following:

                  i) 100% or less of the Fixed Conversion Price or a stock trading price of at least $1.00 per common share - a 7% interest rate on the Laurus Note is payable;
                  ii) 125% of the Fixed Conversion Price or a stock trading price of at least a $1.25 per common share - a 6.75% interest rate on the Laurus Note is payable;
                  iii) 150% of the Fixed Conversion Price or a stock trading price of at least $1.50 per common share - a 6.5% interest rate on the Laurus Note is payable;
                  iv) 175% of the Fixed Conversion Price or a stock trading price of at least $1.75 per common share - a 6.25% interest rate on the Laurus Note is payable.

      On December 30, 2003, we also closed a financing transaction with Laurus Funds to obtain an additional $3.5 million credit facility. In addition to being collateralized by our eligible accounts receivable, this Laurus Funds credit facility is also secured by all other assets of our Company. Based on eligible accounts receivable at the time, the net proceeds of this financing amounted to approximately $3.1 million of which approximately $2.6 million of the proceeds were utilized to repay and terminate the confidential invoice discounting credit facility originally obtained by Inyx Pharma from Venture Finance. Exclusive of financing fees of approximately $180,000 and the balance of the net proceeds were utilized for working capital purposes.

      The Laurus Funds $3.5 million credit facility consists of two promissory notes, a $1.0 million Secured Convertible Minimum Borrowing Note, and a $2.5 million Secured Revolving Note. Both Notes bear interest at the greater of prime plus 3% or a 7% rate and at the time of closing on December 30, 2003 were convertible into our common stock at a fixed conversion price of $1.47 per share. As outlined in our Subsequent Events discussion, we later agreed to amend this fixed conversion price to $1.00 per share, in connection with additional funding provided by Laurus Funds. In addition, subject to certain limitations, the Secured Convertible Minimum Borrowing Note permits payments to be made in our common stock, and we have filed a registration statement that is not yet effective to register 3,150,000 shares issued upon conversion of the Notes or in lieu of Note payments. As additional consideration for the loan, we also issued to Laurus Funds, a five-year Common Stock Purchase Warrant to purchase a total of 660,000 shares based on the following prices: 220,000 shares at $1.84 per share; 220,000 shares at $2.20 per share; and 220,000 shares at $2.57 per share.

      Therefore, by December 31, 2003, we had utilized proceeds from the Laurus Funds financings to repay and extinguish all previous financings obtained through Venture Finance. As of December 31, 2003, the outstanding amounts on the Laurus Funds credit facilities were $4.5 million on the secured 7% Convertible Term Note due October 29, 2006, and a total of $3.1 million owing on the $3.5 working capital credit facility, (consisting of the $1.0 million Secured Convertible Minimum Borrowing Note and $2.5 million Secured Revolving Note) which we obtained on December 30, 2003. In addition to the proceeds from our equity placement financings, in 2003, the Laurus Funds credit facilities were sufficient to fund our requirements for the eight months of operations ending December 31, 2003. However, on both a short-term and long-term basis, we will be required to continually raise capital through additional borrowings or the issuance of additional debt or equity securities in order to implement our business and growth strategies, which may include significant business or corporate acquisitions or changes to our capital structure.

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

      The principal amount of the Stiefel Loan is approximately $4 million, and is due on March 6, 2007. Interest is payable annually at a rate of 6%, beginning March 7, 2004. Stiefel may, from time to time, agree to postpone any accrued interest payments. Under the Stiefel Loan, Stiefel also has the right of first refusal, for a period of four years, on any additional debt financing that may be required by the Company from time to time. To date, they have not exercised this right of first refusal.

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

      In addition to the credit facilities noted above, during 2003, our Company's stockholders periodically advanced and received repayment of funds loaned to the Company. Until the completion of our initial financing with Laurus Funds, we had utilized such stockholder loans to support operations, settle outstanding trade accounts payable, and for general working capital purposes. Such loans were payable upon demand. As of December 31, 2003, all such outstanding stockholder loans have been repaid, except for two $50,000 demand notes, each accruing interest at 18% annually, owed to two of our non-affiliated shareholders. We have not as of yet repaid these two loans and we are in discussion with the two note holders to apply the outstanding principal amounts to the purchase of common stock. As of December 31, 2003, there were no formal agreements between the Company and any of our stockholders to provide any further funding either on a short-term or long-term basis.

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

      For the period from March 7, 2003 through December 31, 2003, the total amount of interest paid on all of our Company's borrowings amounted to $491,000. This amount of interest consisted of approximately $216,000 of interest paid and $275,000 of interest accrued. For the period from March 7, 2003 through December 31, 2003, the weighted average interest rate paid on outstanding loans during the year amounted to approximately 6.6%.

Capital Expenditures

      For the year ending December 31, 2003, we spent approximately $394,000 in capital expenditures for the purchase of computer hardware and software, and office furniture and fixtures. Although we had originally planned a number of additional capital expenditures at our Inyx Pharma operation in 2003, we instead focused our expenditures on business integration and corporate development activities.

      In comparison, for the year ending December 31, 2002, approximately $1.8 million was spent on capital expenditures at Miza UK. These expenditures were spent on new filling, packaging, and quality control equipment to establish a second hydrocarbon aerosol manufacturing line. Such expenditures were completed before Miza UK went into Administration.

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

      We also expect to increase our capital expenditures over the next few years to improve our capabilities to introduce new pharmaceutical aerosol products for increasing market opportunities in the respiratory and dermatological sectors. Planned capital expenditures will include equipment purchases and facility improvements at our United Kingdom product development and manufacturing facilities. These planned investments will support the maintenance of our facilities and a number of immediate business growth opportunities. These planned expenditures will also allow us to continue to meet ongoing regulatory compliance requirements, including adherence to good manufacturing practice, and the health, safety and environmental aspects of our pharmaceutical operations.

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

                                   SIGNATURES

             Pursuant to the requirements of the Securities Act, the Company and has duly caused this Form 10KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on April 8, 2005.

INYX, INC.


By: /s/ Jack Kachkar
   -----------------------------------------------------
   Jack Kachkar, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

Name                                          Office                            Date
----                                          ------                            ----

/s/ Jack Kachkar                Chairman, Chief Executive                    April 8, 2005
--------------------------
Jack Kachkar                    Officer and Director
                                (Principal Executive Officer)

/s/ Rima Goldshmidt             Secretary, Vice President                    April 8, 2005
--------------------------
Rima Goldshmidt                 and Acting Chief Financial Officer
                                (Principal Financial and Accounting Officer)

/s/ Steven Handley              President and Director                       April 8, 2005
--------------------------
Steven Handley

/s/ Douglas Brown               Director                                     April 8, 2005
--------------------------
Douglas Brown

/s/ Joseph A. Rotmil            Director                                     April 8, 2005
--------------------------
Joseph A. Rotmil

/s/ Colin Hunter                Vice President and Director                  April 8, 2005
--------------------------
Colin Hunter

                                   INYX, INC.


Item 7. FINANCIAL STATEMENTS


Table of Contents ...................................................

Reports of Independent Registered Public Accounting Firm ............        F-2

Consolidated Balance Sheet as of December 31,2003....................        F-5

Consolidated Statements of Operations for the period from
March 7, 2003 through December 31, 2003; for the period
from January 1, 2003 through March 6, 2003; and the
Statement of Operations for the Year Ended December 31, 2002.........        F-6

Consolidated Statements of Stockholders' Equity and
Other Comprehensive Loss for the period from March 7,
2003 through December 31, 2003; for the period from January
1, 2003 through March 6, 2003; and Statement of
Stockholders' Equity (deficit) for the Year Ended
December 31, 2002....................................................        F-7

Consolidated Statements of Cash Flows for period from March
7, 2003 through December 31, 2003; for the period from
January 1, 2003 through March 6, 2003; and the Statement of
Cash Flows for the Year Ended December 31, 2002......................        F-8

Notes to Consolidated Financial Statements...........................        F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
Inyx, Inc. (formerly known as Doblique, Inc.)

We have audited the consolidated balance sheet of Inyx, Inc. (formerly known as Doblique, Inc.) (the "Company") as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the period from March 7, 2003 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inyx, Inc. (formerly known as Doblique, Inc.) as of December 31, 2003 and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the accompanying consolidated balance sheet and related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows have been restated to reflect the accounting for the acquisition of certain assets of Miza Pharmaceuticals (UK) Ltd. as a purchase, the recording of beneficial conversion features and warrants associated with certain convertible debt.


/s/ Berkovits, Lago & Company, LLP

Fort Lauderdale, Florida
April 9, 2004, except for
Note 3 as to which the date
is April 1, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
Miza Pharmaceuticals (UK) Ltd. (the predecessor to Inyx, Inc.)

We have audited the statements of operations, changes in stockholders' equity (deficit) and cash flows of Miza Pharmaceuticals (UK) Ltd. (the predecessor to Inyx, Inc.) (the "Company") for the period from January 1, 2003 through March 6, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Miza Pharmaceuticals (UK) Ltd. (the predecessor to Inyx, Inc.) for the period then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed more fully in Note 1 to the financial statements, Miza Pharmaceuticals (UK) Ltd. was placed under supervision of an Administrator in accordance with the United Kingdom Insolvency Act of 1986. On March 7, 2003, while under the supervision of the Administrator, Miza Pharmaceuticals (UK) Ltd. sold the majority of its property, plant and equipment, inventory, customer base and intellectual property to INYX Pharma, Ltd., a subsidiary of Inyx, Inc., and the designated successor of Miza Pharmaceuticals (UK) Ltd.


/s/ Berkovits, Lago & Company, LLP
Ft. Lauderdale, Florida
December 28, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Miza Pharmaceuticals (UK) Ltd. (the predecessor to Inyx, Inc.)

We have audited the balance sheet of Miza Pharmaceuticals (UK) Ltd. (the predecessor to Inyx, Inc.) (the "Company") as of December 31, 2002 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miza Pharmaceuticals (UK) Ltd. (the predecessor to Inyx, Inc.) as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed more fully in Note 1 to the financial statements, Miza Pharmaceuticals (UK) Ltd. was placed under supervision of an Administrator in accordance with the United Kingdom Insolvency Act of 1986. On March 7, 2003, while under the supervision of the Administrators, Miza Pharmaceuticals (UK) Ltd. sold the majority of its property, plant and equipment, inventory, customer base and intellectual property to INYX Pharma, Ltd., a subsidiary of Inyx, Inc. and the designated successor of Miza Pharmaceuticals (UK) Ltd.


/s/ Berkovits, Lago & Company, LLP
Ft. Lauderdale, Florida
May 19, 2003

                                INYX, INC.
                        Consolidated Balance Sheet
    (Expressed in thousands of U.S. dollars except for share amounts)

                                                               ------------
                                                               DECEMBER 31,
                                                                   2003
                                                                 RESTATED
                                                               ------------
                                     ASSETS

Current assets:
    Cash                                                          $    796
    Accounts receivable, net                                         3,395
    Inventory, net                                                   1,089
    Prepaid expenses and other current assets                        1,089
                                                                  --------
       Total current assets                                          6,369
                                                                  --------

Property, plant and equipment, net                                   5,183
Deferred financing costs net                                           860
Other assets                                                            45
Deferred tax asset                                                   1,294
Purchased intangible assets, net                                     1,739
                                                                  --------
                                                                     9,121
                                                                  --------

       Total assets                                               $ 15,490
                                                                  ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Borrowings under revolving line of credit                     $  2,375
    Accounts payable                                                 2,178
    Accrued expenses and other current liabilities                     996
    Current portion of long-term debt                                1,483
                                                                  --------
         Total current liabilities                                   7,032
                                                                  --------
Long term debt, net of current portion                               6,617
                                                                  --------
         Total liabilities                                          13,649
                                                                  --------

Commitments and contingencies

Stockholders' equity:
    Preferred stock - $0.001 par value, 10,000,000 shares
      authorized -0- shares issued and outstanding                      --
    Common stock - $0.001 par value, 150,000,000 shares
      authorized, 28,525,000 shares issued and outstanding
      at December 31, 2003                                              29
    Additional paid-in capital                                      15,599
    Accumulated deficit                                            (13,392)
    Subscriptions receivable                                          (100)
    Accumulated other comprehensive loss -
      foreign currency translation adjustment                         (295)
                                                                  --------
         Total stockholders' equity                                  1,841
                                                                  --------

         Total liabilities and stockholders' equity               $ 15,490
                                                                  ========

The accompanying notes are an integral part of these consolidated financial statements.

                                   INYX, INC.
                      Consolidated Statements of Operations
       (Expressed in thousands of U.S. dollars, except for share amounts)

                                                                         -----------------------------------------------------------
                                                                                Sucessor                     Predecessor
                                                                         -----------------------------------------------------------
                                                                          For the Period from   For the Period from    For the Year
                                                                         March 7, 2003 through   January 1, 2003         Ended
                                                                          December 31, 2003      March 6, 2003     December 31, 2002
                                                                                 Restated
                                                                         -----------------------------------------------------------
Net revenues                                                                   $     13,099        $      2,396        $     21,184
Cost of sales                                                                        10,634               1,876              17,322
                                                                         -----------------------------------------------------------
      Gross profit                                                                    2,465                 520               3,862

Operating expenses:
      Research and development                                                           --                  --                  --
      General and administrative expenses                                            12,093                 568               6,456
      Selling expenses                                                                  260                  51                 363
      Depreciation and amortization                                                     347                  75                 936
      Amortization of intangible assets                                                 139                  --                  --
                                                                         -----------------------------------------------------------
                           Total operating expenses                                  12,839                 694               7,755
                                                                         -----------------------------------------------------------

Loss from continuing operations before interest and
financing costs, reorganization items, income tax
benefit and discontinued operations                                                 (10,374)               (174)             (3,893)

Interest and financing costs                                                          4,312                 176               1,680
                                                                         -----------------------------------------------------------

Loss before reorganization items, income tax
benefit and discontinued operations                                                 (14,686)               (350)             (5,573)

Reorganization items                                                                     --                  --              25,049
                                                                         -----------------------------------------------------------

Loss before income tax benefit and
 discontinued operations                                                            (14,686)               (350)            (30,622)

Income tax benefit                                                                    1,294                  --                 352
                                                                         -----------------------------------------------------------

Loss before discontinued operations                                                 (13,392)               (350)            (30,270)

Loss from discontinued operations, net of income taxes                                   --                 558                 718
                                                                         -----------------------------------------------------------

Net loss                                                                       $    (13,392)       $       (908)       $    (30,988)
                                                                         ===========================================================
Basic and fully diluted loss per share
      Loss before discontinued operations                                      $      (0.59)                 --                  --
      Loss from discontinued operations, net of income taxes                             --                  --                  --
                                                                         -----------------------------------------------------------


                                                                               $      (0.59)                 --                  --
                                                                         ===========================================================
Weighted-average number of shares
 used in computing per share amounts                                             22,857,260                  --                  --


The accompanying notes are an integral part of these consolidated financial statements.

                                   INYX, INC.
          Consolidated Statement of Changes in Stockholders' Equity and
                            Other Comprehensive Loss
                    (Expressed in thousands of U.S. dollars)
                                   (Restated)

                                                                                                  Accumu-
                                                                                                  lated
                                                                                                  Other
                                                        Common Stock      Additional Stock        Compre-    Accumu-
                                                    Number of             Paid-in    Subscription hensive    lated
                                                    Shares     Par Value  Capital    Receivable   loss       Deficit      Total
                                                    --------   --------   --------   --------    --------    --------    --------
Predecessor
Balances at January 1, 2002                            5,000   $  8,022   $     --   $     --    $   (771)   $    524    $  7,775
Net loss for the year                                     --         --         --         --          --     (30,988)    (30,988)
Foreign currency translation adjustment                   --         --         --         --        (732)         --        (732)

                                                    --------   --------   --------   --------    --------    --------    --------
Balances at December 31, 2002                          5,000      8,022         --         --      (1,503)    (30,464)    (23,945)
                                                    --------   --------   --------   --------    --------    --------    --------

Net loss for the period
  January 1 through March 6, 2003                         --         --         --         --          --        (908)       (908)
Foreign Currency translation adjustment                   --         --         --         --        (102)         --        (102)

                                                    --------   --------   --------   --------    --------    --------    --------
Balances at March 6, 2003                              5,000   $  8,022   $     --   $     --    $ (1,605)   $(31,372)   $(24,955)
                                                    ========   ========   ========   ========    ========    ========    ========


Successor
Balances at March 7, 2003                             16,000   $     16   $  2,081   $     --    $     --    $     --    $  2,097
Issuance of stock for reverse acquisition              5,000          5         18         --          --          --          23
Issuance of stock for finders fees (April 17)          2,450          2      1,302         --          --          --       1,304
Issuance of stock for services (April 21)              1,500          2        799         --          --          --         801
Issuance of stock net of offering
  costs of $11,800 (August 22)                           500         --        488         --          --          --         488
Issuance of stock net of offering
  costs of $310,702 (November 4)                       3,000          3      2,686         --          --          --       2,689
Issuance of stock for options exercised
  (November 17)                                           75          1         90         --          --          --          91
Issuance of stock options                                 --         --      1,513         --          --          --       1,513
Issuance of warrants for services                         --         --      1,261         --          --          --       1,261
Issuance of warrants with convertible debt                --         --      5,361         --          --          --       5,361
Subscriptions receivable                                  --         --         --       (100)         --          --        (100)
Foreign currency translation adjustment                   --         --         --         --        (295)         --        (295)
Net loss for the period                                   --         --         --         --          --     (13,392)    (13,392)

                                                    --------   --------   --------   --------    --------    --------    --------
Balances at December 31, 2003                         28,525   $     29   $ 15,599   $   (100)   $   (295)   $(13,392)   $  1,841
                                                    ========   ========   ========   ========    ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements

                                   INYX, INC.
                      Consolidated Statements of Cash Flows
                    (Expressed in thousands of U.S. dollars)

                                                                      -----------------------------------------------------
                                                                          Sucessor                      Predecessor
                                                                       -----------------------------------------------------
                                                                      For the Period from   For the Period from  For the Year
                                                                      March 7, 2003 through  January 1, 2003        Ended
                                                                      December 31, 2003      March 6, 2003     December 31, 2002
                                                                          Restated
                                                                       -----------------------------------------------------
Cash flows from operating activities:
    Net loss for the period                                            $       (13,392)   $          (908)   $       (30,988)
                                                                       -----------------------------------------------------
      Add: loss from discontinued operations                                        --                558                718
      Loss from continuing operations                                          (13,392)              (350)           (30,270)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Reorganization items                                                          --                 --             25,049
      Depreciation and amortization                                                347                 75                936
      Interest and amortization of financing costs and debt discount             3,821                 --                 --
      Amortization of intangible assets                                            139                 --                 --
      Deferred tax asset                                                        (1,294)                --                 --
      Issuance of stock for services                                             2,105                 --                 --
      Reserve for inventory obsolescence                                           207                 --                713
      Provision for bad debts                                                      191                 --              1,386
      Stock option compensation                                                  1,513                 --                 --
      Warrants issued for financing  fees                                        1,261                 --                 --
      Issuance of shares in recapitalization                                        23                 --                 --
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivables                               (3,586)              (215)               152
      (Increase) decrease in inventory                                              23                385                726
      (Increase) decrease in prepaid and other current assets                      230                267               (283)
      Increase in other assets                                                     (45)
      Increase in accounts payable and accrued liabilities                       2,380                640              3,017
      Increase in deferred revenues                                                351                 --                 --
      Increase in liabilities subject to compromise                                 --                353              2,210
                                                                       -----------------------------------------------------

           Net cash provided by (used in) continuing operations                 (5,726)             1,155              3,636
                                                                       -----------------------------------------------------

    Net cash provided by (used in) discontinued operations                          50               (617)              (397)
                                                                       -----------------------------------------------------

           Net cash provided by (used in) operating activities                  (5,676)               538              3,239
                                                                       -----------------------------------------------------

Cash flows from investing activities:
    Acquisition of assets                                                           --                 --               (190)
    Purchase of property, plant and equipment                                     (394)               (18)            (1,776)
                                                                       -----------------------------------------------------

           Net cash  used in investing activities                                 (394)               (18)            (1,966)
                                                                       -----------------------------------------------------

Cash flows from financing activities:
    Borrowings under revolving line of credit, net                               5,735               (522)                --
    Repayment of revolving line of credit                                       (2,655)
    Advances by stockholder                                                        450                 --                 --
    Repayment to stockholder                                                      (450)                --                 --
    Proceeds from issuance of long term debt                                     4,500                 --              8,610
    Repayment of long term debt                                                 (2,771)               104             (9,693)
    Payment of financing fees                                                     (417)                --                 --
    Proceeds from issuance of promissory demand notes                              100                 --                 --
    Increase in deferred financing costs                                          (900)                --                 --
    Payment of financing fees on revolving line of credit                         (157)
    Gross Proceeds from issuance of stock                                        3,500                 --                 --
    Costs related to issuance of common stock                                     (323)
    Proceeds from exercise of stock options                                         90                 --                 --
    Advances to affiliated and related parties                                      --                 --               (652)
                                                                       -----------------------------------------------------

           Net cash provided by (used in) financing activities                   6,703               (418)            (1,735)
                                                                       -----------------------------------------------------

Effect of foreign exchange rate changes
    on cash and cash equivalents                                                  (295)              (102)               (72)

Change in cash                                                                     338                 --               (534)

Cash at beginning of period                                                        458                 --                534
                                                                       -----------------------------------------------------

                                                                       -----------------------------------------------------
Cash at end of period                                                  $           796    $            --    $            --
                                                                       =====================================================

The accompanying notes are an integral part of these consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Tabular amounts are expressed in thousands of U.S. dollars)

NOTE 1: BUSINESS DESCRIPTION AND PRESENTATION


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

      The Company was incorporated on March 28, 2000, in the State of Nevada, under the name Doblique, Inc. ("Doblique"). As Doblique, the Company was engaged in the business of breeding and racing thoroughbred horses at various major horse racing venues throughout the United States. On March 6, 2003, management decided to discontinue the Company's thoroughbred horse operation by selling the assets of that operation to a third party; such assets and operations were nominal. Subsequent to the discontinuance of its horse racing operations, the Company concluded a reverse acquisition of Inyx Pharma Limited ("Inyx Pharma"); an aerosol pharmaceutical manufacturing company incorporated under the laws of England and Wales, and changed its name to Inyx, Inc. ("Inyx").

      The acquisition of Inyx Pharma was consummated on April 28, 2003, by exchanging 16 million shares of the Company's restricted common stock for 100% of the outstanding common stock of Inyx Pharma. As a result of the exchange, the stockholders of Inyx Pharma became the Company's controlling stockholders, in the aggregate, holding approximately 64% of the Company's outstanding shares. The transaction was accounted for as a recapitalization of Inyx using the reverse acquisition method of accounting and therefore, the historical financial statements of Inyx Pharma are presented herein as the Company's historical financial statements. As a result of the Inyx Pharma transaction, the Company incurred costs of approximately $2.7 million consisting primarily of legal, accounting, consulting and finders' fees. All such costs were expensed as incurred.

      Prior to its reverse acquisition by the Company, on March 7, 2003, Inyx Pharma had purchased the majority of the pharmaceutical business assets of Miza Pharmaceuticals (UK) Ltd. ("Miza UK") out of Administration (a United Kingdom equivalent of Chapter 11 bankruptcy protection and reorganization) for approximately $8.3 million, consisting of an approximately $7.1 million cash payment to the Administrator for Miza UK's assets and approximately $1.2 million in direct transaction costs. The Inyx Pharma acquisition of Miza UK's business assets was accounted for utilizing the purchase method of accounting. Accordingly, the total purchase price was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values. The intangible assets acquired consisted of customer list and know-how which were allocated a fair value of approximately $1,280,000 and $598,000, respectively, based on an independent third party evaluation.

      Prior to its acquisition of the majority of Miza UK's business assets, Inyx Pharma was a non-operating private corporation with nominal net assets. As the historical financial statements of Inyx Pharma are presented herein as the Company's historical financial statements, and because as of March 7, 2003, Inyx Pharma's sole operation was essentially the continuation of the Miza UK business, the Company's historical financial statements for the period from January 1, 2003 through March 6, 2003 and prior, are those of Miza UK, and are therefore presented as "Predecessor" financial statements.

      The Company's financial statements for the periods commencing March 7, 2003 are referred to as "Successor" financial statements. The financial statements for all periods are collectively referred to as "Inyx" or the "Company". Additionally, as the Biopharma Division was historically part of the Miza UK business but was an operation not acquired by Inyx Pharma, its results of operations are presented as discontinued operations in the Predecessor Company's financial statements.

      Inyx currently manages and operates its business as one operating segment.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a)    Consolidated Financial Statements

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

      All inter-company accounts and transactions have been eliminated in consolidation

      b) Use of Estimates

      The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates are those used by management to measure the recoverability of intangible assets, deferred tax asset, the allowances for doubtful accounts and inventory reserves and the value of shares, options or warrants issued for services or in connection with financing transactions. Actual results could differ from those estimates.

      Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary.

      c) Accounts Receivable

      Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. Periodically, management reviews all accounts receivable and based on an assessment of whether they are collectible, estimates the portion, if any, of the balance that will not be collected in order to establish an allowance for doubtful accounts. Such allowance was based on the specific identification of accounts deemed uncollectible as of each period end. The provision for the allowance for doubtful accounts is included in general and administrative expenses in the accompanying consolidated statements of operations.

      d) Inventory

      Inventory is valued using the first-in, first-out method of accounting and is stated at the lower of cost or net realizable value.

      e) Property, Plant and Equipment

      Property, plant and equipment is stated at cost, net of accumulated depreciation and amortization, which is provided for by charges to operations over the estimated useful life of the assets using the straight line method. The useful life of assets ranges from 3-10 years for equipment, and up to 25 years for buildings. Leasehold improvements and capital leases are amortized over the life of the related lease.

      Expenditures that extend the useful life of the respective assets are capitalized and depreciated over the lives of the respective assets. Maintenance, repairs and other expenses that do not extend their useful life are expensed as incurred.

      f) Purchased Intangible Assets

      The Company's purchased intangible assets consist of a customer list and know-how. These intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"("SFAS No. 142") and are amortized on a straight line basis over their estimated remaining useful lives in proportion to the underlying cash flows that were used in determining the acquired value. Customer list is amortized over a period of 12 years and know-how is amortized over 10 years.

      g) Deferred Financing Costs

      Costs directly associated with obtaining financing are capitalized and amortized on a straight-line basis over the estimated life of the financing arrangement.

      h) Business Combinations

      The Company accounts for business combinations in accordance with Statement of Financial Accounting Standard No. 141 "Business Combinations" ("SFAS No. 141"). SFAS No.141 requires that the purchase method of accounting be used for all business combinations. SFAS No.141 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually by comparing carrying value to the respective fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No.142"). This pronouncement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment by assessing the recoverability of the carrying value, The Company has adopted the provisions of SFAS 141 and SFAS 142 as of January 1, 2003.

      i) Impairment of Long Lived Assets and Intangible Assets

      The Company reviews the carrying value of its long lived assets including purchased intangible assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the assets by estimating the future net cash flows expected to result from the assets, including eventual disposition. If the future net cash flows are less than the carrying value of the assets, an impairment loss is recorded, equal to the difference between the asset's carrying value and its fair value. In performing such reviews, management takes into consideration the current operating levels including any idle capacity, alternative uses for production utilizing current equipment, and growth trends and industry projections.

      j) Financial Instruments

      Financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, borrowings under the revolving line of credit and loans payable. Non-derivative financial instruments include letters of credit, commitments to extend credit and guarantees of debt. There were no derivative financial instruments for any of the periods presented. The carrying values of these financial instruments approximated their fair market value as of December 31, 2003 and 2002.

      k) Revenue Recognition

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

      As of December 31, 2003 and 2002, deferred revenues amounted to $351,000 and $0, respectively and are included in accrued expenses and other liabilities.

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

      l) Convertible Debt

      Convertible debt with beneficial conversion features, whereby the conversion feature is "in the money" are accounted for in accordance with guidance supplied by Emerging Issues Task Force ("EITF") No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27 "Application of Issue 98-5 to Certain Convertible Instruments." The relative fair value of the warrants has been recorded as a discount against the debt and is amortized over the term of the debt.

      In addition since the debt is convertible into equity at the option of the note holder at the date of issuance at beneficial conversion rates, an embedded Beneficial Conversion Feature ("BCF") has been charged to interest and financing costs in the accompanying consolidated statement of operations and as an increase to additional paid-in capital at the time of issuance.

      For convertible debt and related warrants, the recorded debt discount is calculated at the issuance date as the difference between the conversion price and the relative fair value of the common stock and warrants into which the security is convertible or exercisable.

      Notes 3, 12, 14 and 20 provide additional information on the valuation of the warrants and the beneficial conversion feature.

      m) Net Loss per Share

      The Company follows the guidelines of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No.128") in calculating its loss per share. SFAS No.128 states basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock equivalents for purposes of determining diluted earnings per share include the effects of dilutive stock options, warrants and convertible securities. The effect on the number of shares of such potential common stock equivalents is computed using the treasury stock method or the if-converted method, as applicable. The Company has excluded all outstanding options and warrants as well as shares to be issued upon conversion of convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. Accordingly, as of December 31, 2003, the Company had common stock equivalents of approximately 10,345,000 shares related to options and warrants; and approximately 10,880,952 shares related to shares to be issued upon the conversion of the convertible debt.

      n) Stock Based Compensation

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

      The Company applies the fair value method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") in accounting for its stock option plan. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The fair value of all vested options granted has been charged to salaries, wages, and benefits in accordance with SFAS No. 123.

      o) Concentration of Credit Risk

      The Company obtains detailed credit evaluations of customers generally without requiring collateral, and establishes credit limits as required. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit risk losses and maintains an allowance for anticipated losses.

      For the period from March 7, 2003 through December 31, 2003 and the year ended December 31, 2002 the Company's three largest customers accounted for 57% and 42%, respectively.

      As of December 31, 2003, the Company's three largest customers accounted for 48% of net receivables, respectively. The loss of any of these customers could have a material adverse effect on the operations of the Company.

      p) Income Taxes

      The Company follows Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

      q) Translation of Foreign Currency

      The functional currency of the Company's United Kingdom subsidiary is the Great Britain ("GBP"). The Company's financial statements are reported in United States Dollars ("USD" ) and are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS No. 52"), which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing during the period. For purposes of SFAS No. 52, the Company considers the Dollar to be the reporting currency. The effects of unrealized exchange fluctuations on translating foreign currency assets and liabilities into Dollars are accumulated as a cumulative translation adjustment which is included as a separate component in stockholders' equity. Realized gains and losses from foreign currency transactions are included in the results of operations for the period.

      r) Recently Issued Accounting Standards

      In January 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As of the date of adoption of SFAS No. 143, the Company had no tangible long-lived assets. During the second quarter of 2003, the Company, through the reverse acquisition of Inyx Pharma acquired property, plant and equipment, including the manufacturing facility for CFC-based inhalers. The Company evaluates the carrying value of property plant and equipment to determine whether there is any impairment. Our evaluations have indicated no such impairment to date. Management believes that as the Company increases its marketing and commercial activities in the United States and Latin America where the market for CFC-based respiratory inhalers still exists, the Company will be increasingly utilizing its production line for such products and any idle capacity will be eliminated.

      In January 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment to an exit plan is made. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated financial statements.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 and is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements. The Company does not currently have derivative instruments or hedging activities. However, the Company is currently in the processes of setting up an arrangement with a financial institution to participate in currency forward contracts for the purpose of mitigating foreign exchange fluctuations.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 provides guidance with respect to the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability rather than, under previous guidance, as equity. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

      s) Reclassifications

      Certain amounts from prior consolidated financial statements and related notes have been reclassified to conform to the current period presentation.

NOTE 3: RESTATEMENT OF FINANCIAL STATEMENTS

      The Company determined that the previously filed audited consolidated financial statements for the period from March 7, 2003 through December 31, 2003, contained errors that required restatement.

      The restatement resulted primarily from correction of accounting for the following transactions: (1) accounting for the acquisition of the Miza UK assets as a purchase transaction rather than a reorganization of entities under common control, (2) correction to the recognition and measurement of the beneficial conversion feature relating to convertible debt, (3) correction to classification of amortization of deferred financing costs, (4) correction to classification of various non recurring operating costs.

      The components of the restatement are explained in the notes below the table.

                                                                            Adjustment to
                                                                 As filed     restate     Restated
                                                                ----------------------------------
                                                                (Expressed in thousands, except per share amounts)
Balance sheet data as at December 31, 2003
Deferred financing costs, net (b)                               $    905    $    (45)   $    860
Other assets (b)                                                      --          45          45
Purchased intangible assets, net (c)                                  --       1,739       1,739
Total assets (a), (c)                                             13,751       1,739      15,490
Borrowings under revolving line of credit, net of discount (a)     3,133        (758)      2,375
Long-term debt, net of current portion and debt discount (a)       7,439        (822)      6,617
Accumulated deficit (a), (c)                                     (12,696)       (696)    (13,392)
Additional paid in capital (d)                                    11,584       4,015      15,599
Total liabilities and stockholders' equity(deficit) (a), (c)      13,751       1,739      15,490

Statement of operations data for the period from
March 7, 2003 through December 31, 2003
General and administrative expenses (e)                         $  6,477    $  5,616    $ 12,093
Depreciation and amortization (e-iii)                                387         (40)        347
Amortization of intangible assets (c)                                 --         139         139
Loss from continuing operations before interest  and
  financing costs, reorganization items, income tax
  benefit and discontinued operations (a), (e)                    (4,659)     (5,715)    (10,374)
Other expenses (e)                                                 9,110      (9,110)         --
Interest and financing costs (a)                                      --       4,312       4,312
Discontinued operations (e-iv)                                       (25)         25          --
Net loss                                                         (12,500)       (892)    (13,392)
Basic and fully diluted loss per share                             (0.55)      (0.04)      (0.59)


      As a consequence of the changes made to the consolidated balance sheet and statements of operations, as noted above, the consolidated statements of cash flows and changes in stockholders equity and other comprehensive loss have been restated accordingly.

      a)    Valuation of Warrants and Beneficial conversion feature ("BCF")

      The Company completed its analysis of the accounting for the convertible debt and warrants issued to Laurus Master Fund Ltd. ("Laurus Funds"). The analysis indicated that the beneficial conversion feature and the fair value assigned to the warrants relating to these instruments, as previously recorded on the Company's financial statements, were understated. Accordingly the historical financial statements presented herein are restated to account for these items in accordance with Emerging Issues Task Force ("EITF") No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27 "Application of Issue 98-5 to Certain Convertible Instruments."

      These corrections increased additional paid-in capital by $4.0 million and increased debt discount by $1.6 million as of December 31, 2003 and increased interest and financing costs by $4.3 million, including interest relating to amortization of debt discount amounting to approximately $48,000 for the period from March 7, 2003 through December 31, 2003.

      b) Reclassification of Other Assets

      The Company has revised its consolidated balance sheet classification to separately disclose long term deposits and other long term assets amounting to approximately $45,000 as of December 31, 2003, which had previously been reported as deferred financing costs and other assets.

      c) Accounting for the purchase of Miza Pharmaceuticals (UK) Ltd.'s assets

      On March 7, 2003, the Company's subsidiary, Inyx Pharma Ltd. ("Inyx Pharma") had purchased the majority of the pharmaceutical business assets of Miza Pharmaceuticals (UK) Ltd. ("Miza UK") out of Administration (a United Kingdom equivalent of bankruptcy protection and reorganization) for approximately $8.3 million, consisting of an approximately $7.1 million cash payment to the Administrator for the acquired Miza UK assets plus approximately $1.2 million in direct transaction costs. This transaction was accounted under the purchase method of accounting rather than the original method used to account for reorganization of entities under common control. Under the purchase method of accounting, the purchase price is allocated to the fair value of the net assets acquired with any excess allocated to identifiable tangible and intangible assets. Accordingly, the total purchase price of approximately $8.3 million incurred by Inyx Pharma has been allocated to the acquired identifiable tangible and intangible Miza UK assets. Based on an independent third-party fair value valuation, the tangible assets acquired by Inyx Pharma, which consisted of fixed assets and inventory, were allocated a fair value of approximately $5.1 million and $1.3 million, respectively, and the intangible assets, consisting of a customer list and know-how, have been allocated a fair value of approximately $1.3 million and approximately $600,000, respectively. As a consequence of such purchase price allocations, no goodwill was recorded.

      In addition, previously the Company charged approximately $1.2 million of transaction related costs and approximately $700,000 of goodwill to other expenses. These amounts have now been reversed and capitalized to the acquisition cost of Miza UK's assets in accordance with the purchase method of accounting rather than the reorganization of entities under common control. This correction decreased other expenses by approximately $1.9 million. As a result net loss for the period from March 7, 2003 through December 31, 2003 was affected by the same amount. The net adjustment to purchased intangible assets approximated $1.7 million as of December 31, 2003. This correction also increased amortization of intangible assets by $139,000 for the period from March 7, 2003 through December 31, 2003, in the accompanying consolidated statements of operations.

      d) Additional Paid-In capital

      At December 31, 2003 additional paid-in capital was increased by approximately $4.2 million to reflect the net adjustment relating to the correction of the accounting for beneficial conversion feature of the Laurus Funds debt and respective warrants as detailed above in Note 3(a). In addition management determined that retained earnings (deficit) included approximately $196,000 relating to accumulated deficit of the thoroughbred horse operations, this amount should instead be classified as additional paid-in capital, therefore the Company corrected the classification accordingly.

      e) Other Reclassifications

      Certain amounts in the restated consolidated financial statements for the period from March 7, 2003 through December 31, 2003 have been reclassified as follows:

         i. Management has evaluated the nature of the expenses previously classified as other expenses in the consolidated statement of operations and determined that although certain items are one-time non-recurring charges, these amounts relate to the ongoing operations of the Company. Such amounts for the period from March 7, 2003 through December 31, 2003 were approximately $4.5 million and have now been reclassified as general and administrative expenses; approximately $491,000 relating to interest expense is now presented as a separate line item in the accompanying consolidated financial statements, and approximately $1.1 million for the fair value of the beneficial conversion feature has been reclassified to interest and financing costs.

         ii. Approximately $1.2 million of transaction related costs which previously had been charged to other expenses and approximately $700,000 of goodwill which previously had been written off, have now been capitalized as intangible assets ( see Note 3 (c) above).

         iii. Management determined that amortization expenses related to financing costs amounting to approximately $40,000 that had originally been charged along with depreciation and amortization expenses should instead be charged to interest expense. Accordingly, the Company has corrected its consolidated statement of operations to reflect this change in classification.

         iv. Expenses related to the thoroughbred horse racing operations amounting to approximately $25,000 are included as general and administrative expenses.

         v. Management determined that the relative fair value of the detachable warrants issued to Laurus Funds in relation to its convertible debt that had originally been expensed to the consolidated statement of operations instead be recorded as a discount against the debt, and the discount is amortized over the term of the debt. As of March 31, 2005, the convertible debt to Laurus Funds was paid in full as part of the acquisition concluded on March 31, 2005 which has not been reflected in these financial statements.

NOTE 4: ACQUISITION AND RECAPITALIZATION TRANSACTION

      Acquisition

      On March 7, 2003, Inyx Pharma acquired the business assets of Miza UK from a court-appointed Administrator in the United Kingdom. The acquisition was accounted for in accordance with the purchase method of accounting. Miza UK is considered to be a predecessor business and accordingly results of operations included in these consolidated financial statements prior to the acquisition of Miza UK are those of Miza UK. Effective as of the purchase date the Company established a new basis in the acquired assets based on the purchase consideration and transaction costs totalling approximately $8.3 million. The results of the operations of the acquired business have been included in the consolidated financial statements since the acquisition date. In connection with this acquisition, Inyx Pharma paid cash of approximately $7.1 million and incurred approximately $1.2 million in direct transaction costs.

      The purchase price was allocated to the identifiable net assets purchased based on their estimated fair market value at the date of acquisition as follows:

      Property, plant and equipment                $5,136
      Inventory                                     1,319
      Intangible assets subject to amortization:
        Customer list                               1,280
        Know-how                                      598
                                                   ------
                                                   $8,333
                                                   ======

      The fair values assigned to the intangible assets acquired are based on estimates and assumptions provided and other information compiled by management, including independent valuations, that utilize established valuation techniques appropriate for the industry the Company operates in.

      Pro forma results

      The following unaudited pro forma financial information for the year ended December 31, 2002 reflect the combined results of operations of the Company and Miza UK as if the acquisition had occurred at the beginning of the year:

                                                      ------------
                                                      December 31,
                                                          2002
                                                      ------------

      Pro forma net revenues                          $     21,184
                                                      ------------
      Pro forma net loss from continuing operations   $     28,984
                                                      ------------

The most significant pro forma adjustments are as follows:

1) Interest expense was reduced by approximately $1,217,000 to reflect a reduction in interest expense assuming the repayment of Miza UK's debt. Upon completion of the acquisition, approximately $6.5 million of the cash paid to the Administrator was used to repay Miza UK's secured debt.

2) Interest expense was increased by approximately $180,000 to reflect the interest on the debt issued by the Company in connection with the acquisition.

3) Depreciation expense was adjusted to reflect the charges related to changes in fixed assets as of the closing of the acquisition.

4) Amortization of intangible assets was recorded to reflect the amortization of purchased intangible assets subject to amortization including customer list and know-how.

      The pro forma financial information should be read in conjunction with the related historical information and is not necessarily indicative of the results that could have been obtained had the transaction actually taken place as of the date presented, or which may be expected to occur in the future.

      Recapitalization Transaction

      On April 28, 2003, the Company acquired all of the outstanding common shares of Inyx Pharma by issuing 16 million of the Company's shares for all the outstanding and issued shares of Inyx Pharma. As a result of the transaction, the stockholders of Inyx Pharma received 64% of the Company's outstanding shares, after the issuance of shares for finders' fees and consulting services. The transaction was accounted for as a recapitalization of Inyx using the reverse acquisition method of accounting. Consequently, the assets transferred were recorded at historical value.

NOTE 5: REORGANIZATION ITEMS

      For the year ended December 31, 2002 Miza UK, the predecessor company, incurred non-recurring charges related to the Administration process and subsequent sale of its business assets (excluding Biopharma) to Inyx Pharma. These reorganization items amounted to approximately $25 million and are comprised of items of income, expenses and losses that were realized or incurred by the Company, during the year as a result of being placed under the supervision of a "court-appointed Administrator" in accordance with the U.K. Insolvency Act 1986. The following summarizes the reorganization charges recorded by the Company during the year ended December 31, 2002.

      Administrator and related fees                $   452
      Impairment of property, plant and equipment     9,505
      Impairment of intangible assets                 7,031
      Advances to affiliated entities                 8,061
                                                    -------
      Total                                         $25,049
                                                    =======

      The Administrator and related fees of $452,000 were one-time costs and fees incurred during the Administration process. Such costs and fees were incurred by Begbies Traynor, the court-appointed administrator during the period of September 3, 2002 through March 6, 2003.

      The impairment to the property, plant and equipment assets of approximately $9.5 million relates to the write-down of the book value of such assets when Inyx Pharma purchased the business assets of Miza UK. The impairment amount includes property, plant and equipment assets relating to the Biopharma division which was historically a division of Miza UK, however was not acquired by Inyx Pharma, and is accounted for as discontinued operations in the Company's financial statement for all periods presented.

      The impairment to the intangible assets of approximately $7 million relates to the write-down of the book value of the goodwill and other intangible assets of Miza UK after the business was placed into the Administration process and once in Administration, the assets were not sufficient to recover the carrying amounts.

      The advances to affiliated entities related to net advances to the parent company which were subsequently compromised as Miza UK went into Administration.

NOTE 6: ACCOUNTS RECEIVABLE, NET

      Accounts receivable consist of the following:

                                                              -----------------
                                                              December 31, 2003
                                                              -----------------
      Trade receivables                                       $           3,586
      Less allowance for doubtful accounts                                 (191)
                                                              -----------------
                                                              $           3,395
                                                              =================

      There were no write-offs during the period from March 7, 2003 through December 31, 2003. There was no bad debt expense for the period from March 7, 2003 through December 31, 2003 and $1.7 million for the year ended December 31, 2002.

NOTE 7: INVENTORY, NET

      Inventory is comprised of the following:

                                                              -----------------
                                                              December 31, 2003
                                                              -----------------
      Finished goods                                          $              15
      Work in process                                                       266
      Raw materials                                                       1,015
                                                              -----------------
                                                                          1,296
      Less provision for obsolescence                                      (207)
                                                              -----------------
                                                              $           1,089
                                                              =================

NOTE 8: PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid expenses and other current assets consist of the following:

                                                              -----------------
                                                              December 31, 2003
                                                              -----------------
      Prepaid vendor invoices                                 $             347
      Prepaid refundable deposit for acquisition candidate                   71
      Deferred legal and consulting fees                                    152
      Prepaid rent                                                           71
      Prepaid property tax                                                   55
      Prepaid insurance                                                     128
      Sales tax receivable, net                                             132
      Other prepaid expenses                                                133
                                                              -----------------
                                                              $           1,089
                                                              ==================


NOTE 9: PROPERTY, PLANT AND EQUIPMENT, NET

      Property, plant and equipment consist of the following:

                                                              -----------------
                                                              December 31, 2003
                                                              -----------------
      Land                                                    $             546
      Buildings                                                           1,059
      Machinery, equipment and office furniture                           3,524
      Computer hardware and software                                         19
                                                              -----------------
                                                                          5,148
      Less accumulated depreciation                                        (340)
                                                              -----------------
                                                                          4,808

      Computer hardware and software under capital lease                    382
      Less accumulated amortization                                          (7)
                                                              -----------------
                                                                            375

                                                              -----------------
                                                              $           5,183
                                                              =================

      For the period from March 7, 2003 through December 31, 2003 and for the year ended December 31, 2002, depreciation of property, plant and equipment was approximately $340,000 and $936,000, respectively. Amortization for equipment under capital leases was approximately $7,000 for the period from March 7, 2003 through December 31, 2003 and there was no amortization of capital leases in 2002. For the period from January 1, 2003 through March 6, 2003 depreciation of property, plant and equipment was approximately $75,000.

NOTE 10: PURCHASED INTANGIBLE ASSETS, NET

      Purchased intangible assets consist of the following:

                                                              -----------------
                                                              December 31, 2003
                                                                  Restated
                                                              -----------------
      Customer list (12 year life)                            $           1,280
      Know-how (10 year life)                                               598
                                                              -----------------
                                                                          1,878
      Less accumulated amortization                                        (139)
                                                              -----------------
                                                              $           1,739
                                                              =================


      Purchased intangible assets are carried at cost less accumulated amortization. For the period from March 7, 2003 through December 31, 2003 amortization expense related to intangible assets totaled approximately $139,000. The aggregate estimated amortization expense for intangible assets as of December 31, 2003 for each of the following five years and thereafter is as follows:


      2004                                                    $             166

      2005                                                                  166

      2006                                                                  166

      2007                                                                  166

      2008                                                                  166

      Thereafter                                                            909
                                                              -----------------
      Total                                                   $           1,739
                                                              =================

NOTE 11: DEFERRED FINANCING COSTS, NET

      Deferred financing costs, net are comprised of fees related to the issuance of long term convertible debt issued to Laurus Funds. These amounts are amortized over the term of the loan.

      Deferred financing costs, net consist of the following:

                                                              -----------------
                                                              December 31, 2003
                                                                   Restated
                                                              -----------------
      Deferred financing costs                                              900
      Less accumulated amortization                                         (40)
                                                              -----------------
                                                              $             860
                                                              =================

      For the period from March 7, 2003 through December 31, 2003, amortization of deferred financing costs amounted to $40,000.

      For the period from January 1, 2003 through March 6, 2003 there were no deferred financing costs and no respective amortization.

NOTE 12: BORROWINGS UNDER REVOLVING LINE OF CREDIT NET OF DEBT DISCOUNT

      On December 30, 2003, the Company issued to Laurus Funds (i) Secured Revolving Convertible Note in the maximum principle amount of up to $2.5 million and (ii) Secured Convertible Minimum Borrowing Note in the original principal amount of $1.0 million. In connection with the issuance of the Revolving Note and the Minimum Borrowing Note, the company issued 660,000 warrants to purchase up to 660,000 shares of the Company's common stock having exercise prices ranging from $1.84 to $2.57 per share. The warrants expire on December 30, 2008 and have a cashless exercise provision. The relative fair value of these warrants was estimated at approximately $758,000 based on the Black-Scholes option pricing model with the following assumptions; a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 66%, and a dividend yield of 0%. In accordance with EITF 00-27, the Company recorded the relative fair value of the warrants as a discount against the revolving line of credit, and is amortizing the discount over the term of the debt. In addition since the debt is convertible into equity at the option of the note holder at the date of issuance at beneficial conversion rates, an embedded conversion feature related to the revolving line of credit was charged to interest and financing costs amounting to approximately $568,000 in the accompanying consolidated statement of operations.

        The Company can elect to pay the outstanding balance in shares of common stock at a fixed conversion price of $1.47. If the closing price of the Company's stock for any of the 10 trading days preceding the repayment date is less than 110% of the fixed conversion price then the Company shall pay cash instead.

      The unamortized debt discount amount at December 31, 2003 was $758,000.

      Laurus Funds shall not be entitled to be issued shares of common stock in repayment of any portion of the notes or upon exercise of either of the warrants if and to the extent such issuance would result in Laurus Funds and its affiliates beneficially owning more than 4.99% of the issued and outstanding common stock upon issuance, unless Laurus Funds shall have provided at least 75 days prior written notice to the Company of its revocation of such restriction. To date, the Company has not received any such notice.

NOTE 13: FAIR VALUES OF FINANCIAL INSTRUMENTS

      The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short lives to maturity. The fair value of debt also approximates fair market value, as these amounts are due at rates which are compatible to market interest rates.

NOTE 14: LONG TERM DEBT, NET OF CURRENT PORTION AND DEBT DISCOUNT

      Long-term debt, net of current portion consists of the following:

                                                                            -----------------
                                                                            December 31, 2003
                                                                            -----------------
      7% convertible term note due to Laurus Funds, collateralized by accounts receivable and other assets of the Company, net of
           debt discount of $822,000 (a)                                    $           3,678
      Uncollateralized 6% convertible promissory note due to customer,(b)               4,013
      Uncollateralized 7% to 18% demand notes due to a stockholder and an executive of the Company, principal and interest due on
           demand                                                                         100
      Capital lease obligations, due to financial institutions,
           collateralized by software and equipment, due in monthly
           installments of $14,000 including interest of 10% to 27%,
           through 2006 (c)                                                               309
                                                                            -----------------
                                                                                        8,100
      Less current portion                                                             (1,483)
                                                                            -----------------
      Debt, net of current portion                                          $           6,617
                                                                            =================

      (a) On October 29, 2003, the Company issued to Laurus Funds a Convertible Term Note in the maximum principle amount of $4.5 million. In connection with the issuance of the Convertible Term Note, the Company issued 1,350,000 warrants to purchase up to 1,350,000 shares of the Company's common stock having exercise prices ranging from $1.25 to $1.75 per share. The warrants expire on October 29, 2008 and have a cashless exercise provision. The fair value of these warrants was estimated at approximately $870,000 based on the Black-Scholes option pricing model with the following assumptions; a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 66%, and a dividend yield of 0%. The relative fair value allocated to the warrants was recognized as debt discount and amortized over the term of the note.

            In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature amounting to approximately $3.2 million was recorded. The value of the beneficial conversion feature has been recorded to interest and financing costs in accordance with EITF No. 00-27.

            The interest expense for the amortization of debt discount for the period March 7, 2003 to December 31, 2003 was approximately $48,000.

            The principal is due in monthly installments of approximately $141,000 starting in April 2004 through November 2006, while interest on unpaid balances is payable monthly. The Company has the option to issue common stock in lieu of debt service payments at the then-market price of the stock. In addition, at the option of the holder, the debt may be converted into common stock at a fixed conversion price of $1.00 per share based on an agreed upon conversion formula.

            Pursuant to the Registration Rights Agreement with Laurus Funds, the Company is liable for certain penalties as a result of not registering the securities within a specified time frame. However, Laurus Funds has waived all penalties through to April 14, 2004.

            Laurus Funds shall not be entitled to be issued shares of common stock in repayment of any portion of the notes or upon exercise of either of the warrants if and to the extent such issuance would result in Laurus Funds and its affiliates beneficially owning more than 4.99% of the issued and outstanding common stock upon issuance, unless Laurus Funds shall have provided at least 75 days prior written notice to the Company of its revocation of such restriction. To date, the Company has not received any such notice.

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

      (c) The Company leases computers and furniture under capital leases that expire at various dates through 2006. The recognition of these assets and liabilities in the accompanying financial statements did not result in cash payments by the Company. Interest rates range from 10% to 27%.

      As at December 31, 2003, the principal installments payable on the debt are as follows:


      2004                                                    $           1,483
      2005                                                                1,787
      2006                                                                1,639
      2007                                                                4,013
                                                              -----------------
      Total                                                   $           8,922
                                                              =================


NOTE 15: COMMITMENTS AND CONTINGENCIES

      Leases:

      The Company has commitments under various long-term operating lease agreements for premises. For the period ended December 31, 2003 and the year ended December 31, 2002, total rent expense was $407,000 and $412,000, respectively. As of December 31, 2003, future minimum annual rental commitments under operating leases are as follows:


      2004                                                    $             827
      2005                                                                  613
      2006                                                                  469
      2007                                                                  452
      2008                                                                  320
      Thereafter                                                          1,903
                                                              -----------------
                                                              $           4,584
                                                              =================

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

      Legal Matters:

      The Company and its subsidiaries are subject to claims and lawsuits arising in the ordinary course of business. Management, in consultation with its legal advisors, believes that the outcome of such legal matters are remote and unlikely to have a material adverse effect on the Company's financial position or operating results.

NOTE 16: SUBSEQUENT EVENTS


      On February 27, 2004, the Company's financial institution increased the Company's revolving line of credit by $2.0 million. As consideration for the increase to this facility, the Company issued a five-year Common Stock Purchase Warrant to the financial institution to purchase 330,000 shares of common stock at exercise prices ranging from $1.25 to $1.75. As further consideration for this increase, the Company amended the fixed conversion price of this credit facility from $1.47 to $1.00 per share.

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

NOTE 17: STOCKHOLDERS' EQUITY

      The stockholders' equity information presented in these consolidated financial statements reflects the recognition of the effect of the reverse acquisition transaction with Inyx Pharma (See Note 1).

      On April 17, 2003 the Company issued 2,450,000 shares of restricted common stock as a fee to five entities as finders' fees for their role in facilitating the transaction with Inyx Pharma. The value assigned to these shares of common stock approximated $1.3 million.

      On April 21, 2003 the Company issued 1,500,000 shares of restricted common stock to an individual as consideration for business advisory and financial consulting services. The value of the common stock was approximately $799,000.

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

      On October 30, 2003, the Company closed the private placement of $3 million in common stock. The common stock private placement has resulted in the issuance of 3 million shares, par value $0.01 to a group of institutions and other accredited investors. Proceeds net of offering costs of approximately $310,000, amounted to approximately $2,686,000. In addition to the common shares, the purchasers received a five-year Stock Purchase Warrant to buy one share of common stock for each two shares acquired in the placement, at a price of $1.00 per share for half of such warrants and $1.35 for the remaining half. The Company can call these warrants for redemption if the Company' stock price has closed above 200% of the strike price for 20 consecutive days.

      On November 17, 2003, pursuant to an exercise of 75,000 options the Company issued 75,000 shares of common stock for net proceeds of $90,000.

      For the period from March 7, 2003 through December 31, 2003, the Company recorded approximately $1,513,000 of additional paid-in capital resulting from stock options which vested during the period. This amount is included in general and administrative expenses in the consolidated statement of operations.

      On October 29, 2003 and December 30, 2003, the Company issued Laurus Funds a Convertible Term Note and a Secured Revolving Convertible Note with attached warrants. The beneficial conversion feature and the fair value of the warrants were recorded to additional paid-in capital. The value of the beneficial conversion feature was $3.7 million and the fair value assigned to the warrants was $1.6 million.

      During the period from March 7, 2003 through December 31, 2003, the Company recorded approximately $1,261,000 resulting from the issuance of 1,475,000 stock purchase warrants as consideration for services to consultants and stock options to employees. These amounts are included in general and administrative expenses in the consolidated statement of operations.

NOTE 18: ACCUMULATED COMPREHENSIVE LOSS

      Accumulated comprehensive loss from foreign currency translation adjustments for the period from March 7, 2003 through December 31, 2003 and the year ended December 31, 2002 amounted to $295,000 and $1,503,000, respectively. Foreign currency translation adjustments are not adjusted for income taxes as they relate to an indefinite investment in a foreign subsidiary.

NOTE 19: STOCK OPTION PLAN

      On May 1, 2003, the Company's Board of Directors adopted the 2003 Stock Option Plan, which provides for the granting of incentive stock options and non-qualified stock options for the benefit of employees, officers, directors and those persons who the Company believes may have made a valuable contribution to the Company. The total number of shares that may be issued under the plan is 5,000,000. The exercise price per share must be at least equal to the fair market price at the time of grant. The term of each option is 10 years from the date of grant. The predecessor Company had no stock option plan.

      The weighted average fair value, at the date of grant of the individual options granted during 2003 is estimated at $1.12. The fair value of these options was estimated using the Black-Scholes option-pricing model, with the following assumptions for the period from March 7, 2003 through December 31, 2003, volatility rate 66% respectively, risk free interest rate of 3.14%, an expected life of four years and no dividend yield for all periods.

      Total net compensation expense relating to options granted to employees, officers, directors, and other persons approximated $1,513,000 during the period from March 7, 2003 through December 31, 2003. There were no stock options granted during 2002. These amounts are included in general and administrative expenses in the consolidated statement of operations, as the Company expects that it will continue to issue stock options to such persons. There was no similar expense for options in the other periods presented.

      A summary of stock option activity under the plan is shown below:

                    ------------------------------------------------------
                          Successor                  Predecessor
                    ------------------------------------------------------
                                            For the Period
                      For the Period         from January
                        from March 7,           1, 2003       Year Ended
                        2003 through        through March      December
                     December 31, 2003         6, 2003         31, 2002
                    -------------------    ---------------   ------------

Beginning Balance               --                    --             --
Granted                      6,185                    --             --
Exercised                      (75)                   --             --
Forfeited                     (250)                   --             --
Cancelled                   (1,000)                   --             --
                            ------                ------         ------
Ending Balance               4,860                    --             --
                            ======                ======         ======


      The following table summarizes information concerning outstanding and exercisable options at December 31, 2003; the predecessor Company had no stock option plan.

                                   Options outstanding                                Options exercisable
------------------------------------------------------------------------------------------------------------
                                                         Weighted
                                                         Average       Weighted                    Weighted
                          Range of                      Remaining       Average                    Average
                          Exercise        Shares       Contractual     Exercise       Shares       Exercise
                            Price       Outstanding    Life (Years)      Price      Exercisable     Price
------------------------------------------------------------------------------------------------------------
December  31, 2003      $1.10 -$1.75          4,860              9     $   1.12           3,212    $   1.12
------------------------------------------------------------------------------------------------------------

NOTE 20: WARRANTS

      For the period from March 7, 2003 through December 31, 2003, the Company granted 3,475,000 warrants to purchase a maximum of 3,475,000 whole shares of common stock. Of the warrants granted, 2,000,000 warrants were issued pursuant to issuance of debt that are non-detachable and 1,475,000 detachable warrants were issued pursuant to consulting and investment banking agreements. These warrants allow the holders to buy the Company's common stock at prices ranging from $1.00 to $3.10 per share and expire at various dates between July 1, 2006 and December 30, 2008. The fair value assigned to the warrants issued for consulting and investment banking fees was approximately $1,260,000 based on the Black-Scholes option pricing model with the following weighted average assumption: a risk free interest rate of 3.14%, an estimated life of four years, a volatility factor of 66%, and a dividend yield of 0%. This amount was included in the general and administrative expenses on the Company's consolidated statement of operations for the period from March 7, 2003 through December 31, 2003.

      The warrants issued to Laurus Funds in conjunction with the issuance of debt over the period from March 7, 2003 through December 31, 2003 were assigned a fair value of approximately $1.6 million. This value was recorded to debt discount and is being amortized as interest expense over the period the debt is outstanding. The amortization for the period from March 7, 2003 through December 31, 2003 was approximately $48,000. There were no warrants granted during the year ended December 31, 2002.

NOTE 21: SUPPLEMENTAL CASH FLOW INFORMATION

                                                  -----------------------------------------------
                                                       Successor             Predecessor
                                                  -----------------------------------------------
                                                                      For the
                                                   For the Period    Period from
                                                    from March 7,    January 1,
                                                    2003 through    2003 through      Year Ended
                                                    December 31,      March 6,        December
                                                        2003            2003          31, 2002
                                                  -----------------------------------------------
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest             $   216          $    --          $    --
                                                     -------          -------          -------
Supplemental Disclosure of Non-Cash Financing
   Activities:
Conversion of shareholder debt of $100,000 into
   shares of stock                                       100               --               --
                                                     -------          -------          -------
Issuance of stock for services                           799               --               --
                                                     -------          -------          -------
Issuance of stock for finders fees                     1,302               --               --
                                                     -------          -------          -------
Reclassification of debt to liabilities subject to
   compromise                                             --               --           14,201
                                                     -------          -------          -------

Issuance of stock options                              1,513               --               --
                                                     -------          -------          -------
Warrants issued for consulting and financing fees      1,261               --               --
                                                     -------          -------          -------
Warrants issued for convertible debt                   1,628               --               --
                                                     -------          -------          -------
Supplemental Disclosure of Non-Cash Investing
Activities:
                                                     -------          -------          -------
Capital leases                                           309               --               --
                                                     -------          -------          -------

NOTE 22: INCOME TAXES

                                              ----------------------------------------------------------------------------------
                                                       Successor                               Predecessor
                                              ----------------------------------------------------------------------------------
                                                For the Period from
                                               March 7, 2003 through          For the Period from
                                                 December 31, 2003          January 1, 2003 through       Year ended December
                                                      Restated                   March 6, 2003                  31, 2002
                                              ----------------------------------------------------------------------------------
Loss before income taxes and discontinued
  operations
                                              $                 (14,686)   $                    (350)  $                 (30,622)
                                              =========================    =========================   =========================

             Tax benefit:
                 Federal current              $                      --    $                      --   $                      --
                 Federal deferred                                    --                           --                          --
                 Foreign deferred                                 1,294                           --                          --
                 State                                               --                           --                          --
                                              -------------------------    -------------------------   -------------------------

             Total tax benefit                $                   1,294    $                      --   $                      --
                                              =========================    =========================   =========================

             Effective tax benefit rate                             8.8%                          --                          --
                                              =========================    =========================   =========================


      The difference between the tax benefit rate and the statutory benefit rate is as follows:


                                            ------------------------------------------------------------------------------------
                                                       Successor                               Predecessor
                                            ------------------------------------------------------------------------------------
                                              For the Period from
                                                 March 7, 2003           January 1, 2003 through         For the Period from
                                            through December 31, 2003          March 6, 2003          Year ended December 31, 2002
                                            ------------------------------------------------------------------------------------
Statutory benefit rate                                             35%                          35%                           35%
                                            -------------------------    -------------------------     -------------------------

Inability to utilize operating loss carry
forwards
                                                                (26.2%)                         --                            --
                                            -------------------------    -------------------------     -------------------------

             Other                                                 --                          (35%)                          --
                                            -------------------------    -------------------------     -------------------------

Effective tax benefit rate
                                                                  8.8%                          --                            35%
                                            =========================    =========================     =========================



      The tax effects of temporary differences that give rise to significant portions of the deferred tax benefits as of December 31, 2003 and 2002 are presented below:

                              ----------------------------------------
                               December 31, 2003     December 31, 2002
                              ----------------------------------------
Deferred tax benefit:

        US federal deferred   $            4,240    $               --
        Foreign                              447                 9,300
                              ------------------    ------------------
                                           4,687                 9,300
Less: valuation allowance                 (3,393)               (8,948)
                              ------------------    ------------------


Benefit for income taxes      $            1,294    $              352
                              ==================    ==================


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2003 and 2002 were as follows:

                                              -------------------------------------
                                              December 31, 2003   December 31, 2002
                                              -------------------------------------
Deductible temporary differences
     US federal Deferred Operating loss       $           4,240    $             --
     Foreign Deferred Operating loss                        247               9,300
     Foreign deferred accruals and
        allowances                                          200                  --
                                              -----------------    ----------------
                                                          4,687               9,300
Less: valuation allowance                                (3,393)             (8,948)
                                              -----------------    ----------------

Total tax assets                              $           1,294    $            352
                                              =================    ================


      At December 31, 2003, the Company has approximately $3.9 million of U.S. and Canadian operating loss carry-forwards expiring from 2004 through 2019; and approximately $2.6 million of foreign loss carry forwards expiring from 2004 through 2006. The Company has not made any provisions for United States federal or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries because it is expected that such earnings will be permanently reinvested in these foreign operations. It is not practical to estimate the amount of taxes that might be payable on the eventual remittance of these earnings.

NOTE 23: DISCONTINUED OPERATIONS

      On March 7, 2003, Inyx Pharma acquired the majority of the pharmaceutical business assets of Miza UK out of Administration. The business assets of Miza UK's Biopharma division were not purchased and therefore have been presented as discontinued operations in the period from January 1, 2003 through March 6, 2003 and for the year ended December 31, 2002. The Biopharma Division generated net revenues of approximately $335,000 and $3,460,000, respectively, costs of sales of approximately $395,000 and $3,950,000, respectively and a net loss of approximately $558,000 and $718,000, respectively.

      All the assets and liabilities relating to the Biopharma division have been included in the reorganization items as described in Note 5.

NOTE 24: RELATED PARTY TRANSACTIONS

      During the period from March 7, 2003 through December 31, 2003, an affiliated partnership controlled by the chairman and his immediate family charged the Company for the chairman's services. Total payments to this affiliate approximated $980,000. The amount consisting of a one-time consulting charge of $753,000 and the balance of $227,000 for recurring salary were charged to general and administrative expenses in the consolidated statement of operations.

      During the period from March 7, 2003 through December 31, 2003, the Chairman and his spouse provided working capital advances to the Company. At December 31, 2003, all such advances have been repaid.

      During the period from March 7, 2003 through December 31, 2003 and for the year ended December 31, 2002, the Company paid rent to an affiliate for a furnished office space amounting to $66,000 and $0, respectively. This amount is included in general and administrative expenses.

              UNAUDITED PRO FORMA FINANCIAL STATEMENTS INFORMATION

      The following unaudited consolidated pro forma statement of operations presented herein for the years ended December 31, 2002 and December 31, 2003 give effect to the acquisition of Miza UK Pharmaceuticals Ltd. (Miza UK) by Inyx Pharma Limited ("Inyx Pharma") as if the acquisition had taken place as of January 1, of the periods presented.

      As Miza UK is the predecessor entity, the historical financial information presented is that of Miza UK. The historical financial data is derived from the historical audited financial statements of the predecessor entity to Inyx Pharma. On March 7, 2003, Inyx Pharma acquired the majority of the operating assets of Miza UK from a court appointed Administrator. The acquisition did not include the operations of Miza UK's Biopharma Division, and such operations have been presented as discontinued operations in the underlying historical financial statements.

      The acquisition was accounted for using the purchase method of accounting. The unaudited pro forma financial data is not necessarily indicative of the operations had the acquisition taken place on January 1, 2002 and are not intended to project the Company's results of operations for any future period.

      The unaudited pro forma adjustments and certain assumptions are described in the accompanying notes. The unaudited pro forma financial statements should be read in conjunction with Inyx, Inc.'s consolidated financial statements and notes and the management's discussion and analysis included within this filing.


            Unaudited Consolidated Pro Forma Statement of Operations
                      For the Year Ended December 31, 2002
                    (Expressed in thousands of U.S. dollars)

                                                                            Pro forma
                                                             Historical     Adjustment           Pro forma

Net Revenues                                                $     21,184    $       --           $  21,184
Cost of sales                                                     17,322            --              17,322
                                                            ------------    ----------           ---------
                                                                   3,862            --               3,862

Operating expenses:
        General and administrative expenses                        6,456            --               6,456
        Selling expenses                                             363            --                 363
        Depreciation and amortization                                936          (415) (3)            521
        Amortization of intangibles                                   --           166  (4)            166
                                                            ------------    ----------           ---------

                Total operating expenses                           7,755          (249)              7,506

Loss from continuing operations before interest
expense, reorganization items and income tax benefit              (3,893)          249              (3,644)

        Interest expense                                           1,680        (1,037) (1),(2)        643
                                                            ------------    ----------           ---------

Loss from continuing operations before
reorganization items and income tax benefit                       (5,573)        1,286              (4,287)

        Reorganization items                                      25,049            --              25,049
                                                            ------------    ----------           ---------

Loss from continuing operations before income tax benefit        (30,622)        1,286             (29,336)

Income tax benefit                                                   352                               352
                                                            ------------    ----------           ---------

Loss from continuing operations                             $    (30,270)   $   1,286           $ (28,984)
                                                            ============    ==========           =========



              NOTES TO UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

      1) Interest expense was reduced by approximately $1,217,000 to reflect a reduction in interest expense assuming the repayment of Miza UK's debt. Upon completion of the acquisition, approximately $6.5 million of the cash paid to the Administrator was used to repay Miza UK's secured debt.

      2) Interest expense was increased by approximately $180,000 to reflect the interest on the debt issued by the Company in connection with the acquisition.

      3) Depreciation expense was adjusted to reflect the charges related to changes in fixed assets as of the closing of the acquisition.

      4) Amortization of intangible assets was recorded to reflect the amortization of purchased intangible assets subject to amortization including customer list and know-how.