Form 10KSB
period 2004-12-31
INYX INC
filed 2005-04-15
CIK 1114241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period ____________to

Commission file number 333-83152

INYX, INC.

(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	75-2870720 (I.R.S. Employer Identification No.)

825 Third Avenue, 40th Floor, New York, New York (Address of principal executive offices)	10022 (Zip Code)

Issuer’s telephone number, including area code: (212) 838-1111

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☑ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

The issuer’s revenues for its most recent fiscal year were: $15,700,000.

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $20,516,578 at February 19, 2005.

At March 31, 2005, the registrant had outstanding 39,983,983 shares of par value $.001 common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I	1
ITEM 1. DESCRIPTION OF BUSINESS	1
ITEM 2. PROPERTIES	44
ITEM 3. LEGAL PROCEEDINGS	44
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	44

PART II	45
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	45
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	46
ITEM 7. FINANCIAL STATEMENTS	68
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	69
ITEM 8A. CONTROLS AND PROCEDURES	69
ITEM 8B. OTHER INFORMATION	70

PART III	70
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS	70
ITEM 10. EXECUTIVE COMPENSATION	74
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	77
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	78
ITEM 13. EXHIBITS	81
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	85
Stock Purchase Warrant Agreement-Douglas Brown
Stock Purchase Warrant Agreement-Douglas Brown
Stock Purchase Warrant Agreement-Viktoria Benkovitch
Stock Purchase Warrant Agreement-Viktoria Benkovitch
Stock Purchase Warrant Agreement-Jay Green
Stock Purchase Warrant Agreement-Jay Green
Stock Purchase Warrant Agreement-Stephan Spitz
Stock Purchase Warrant Agreement-Spitz Business Solutions
Stock Purchase Warrant Agreement-Sharon Brown
Stock Purchase Warrant Agreement-Enzo Barichello
Stock Purchase Warrant Agreement-Robert Carrigan Jr.
Manufacturing and Supply Agreement
$3.5 Million Promissory Note
Consent of Berkovits, Lago & Company, LLP
Certification of the CEO under Section 302
Certification of the CFO under Section 302
Certification of the CEO under Section 906
Certification of the CFO under Section 906

INYX, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

     Inyx, Inc. (“Inyx”, “we”, “us”, “our”, or the “Company”), through its wholly-owned subsidiaries, Inyx Pharma Limited (“Inyx Pharma”), Inyx Canada Inc. (“Inyx Canada”) and Inyx USA, Ltd. (“Inyx USA”), is a specialty pharmaceutical company that focuses on the development and manufacturing of prescription and over-the-counter (“OTC”) pharmaceutical products. We also provide specialty pharmaceutical development and manufacturing consulting services to the international healthcare market. By “specialty pharmaceutical”, we mean that we specialize in developing and producing selected aerosol pharmaceutical products and drug delivery applications for the treatment of respiratory, allergy, dermatological, and topical and cardiovascular disease conditions. We intend to expand our product research and development activities with our own line of prescription and OTC pharmaceuticals but, we have not yet commercialized for sale our own products or drug delivery technologies. We have limited product distribution capabilities and although we perform some sales and marketing functions until we build or contract our own sales force, we will initially depend on our customers’ distribution channels or strategic partners to market and sell our own proprietary pharmaceutical products that we are presently developing or planning to commercialize.

     A material element of our growth strategy is to expand our existing business through strategic acquisitions of pharmaceutical products and drug delivery devices that are complementary to our expertise, including those through the acquisition of other pharmaceutical companies. We, therefore, continually evaluate opportunities to make strategic acquisitions of specialty pharmaceutical products, drug delivery technologies or businesses. We completed our first specialty pharmaceutical business acquisition, Inyx Pharma, pursuant to a stock exchange agreement in April 2003 and, on March 31, 2005, we completed the acquisition of the business assets of Aventis Pharmaceuticals Puerto Rico, Inc. (“Aventis PR”), part of the sanofi-aventis Group, for $19.7 million.

     Inyx is a Nevada corporation headquartered in the United States. Our corporate address is 825 Third Avenue, 40th Floor, New York, New York 10022, and our telephone number is (212) 838-1111; fax (212) 838-0060.

     Inyx Pharma is a corporation formed under the laws of England and Wales with offices and product development and manufacturing facilities in Runcorn, Cheshire, England.

     Inyx Canada is a Canadian corporation, located in Toronto, Canada that we established in May 2003 to provide pharmaceutical manufacturing consulting services to the pharmaceutical industry and administrative and business development support to the rest of our Company.

     Inyx USA is an Isle of Man company that we established to operate as an off-shore company in Puerto Rico, in order to manage and operate our U.S. pharmaceutical operations, including the business assets acquired from Aventis PR on March 31, 2005.

     Our common stock is traded on the NASDAQ’s Over-the-Counter Bulletin Board. We file annual, quarterly and periodic reports with the Securities and Exchange Commission (“SEC”) pursuant to Section 15(d) of the Securities Exchange Act of 1934. We maintain a website at www.inyxinc.com and publish all such SEC reports on our website.

Company History

     Inyx was formerly known as Doblique, Inc. (“Doblique”). Doblique was incorporated under the laws of Nevada in March 2000. In July 2002, Doblique became a publicly-traded company when we completed a registration statement for the sale, by our principal stockholder, of 2,450,000 shares of common stock. At that time, Doblique was in the business of owning and racing thoroughbred horses.

     On March 24, 2003, in accordance with the terms of a stock exchange agreement, our controlling stockholder at the time, Ms. Pam Halter, accepted an unsolicited offer to sell a controlling block of 2,250,000 shares of our common stock, representing approximately 45% of our Company’s issued and outstanding shares, to Medira Investments LLC (“Medira”). Medira subsequently transferred such shares to its principal, Ms. Viktoria Benkovitch, the wife of Dr. Jack Kachkar, our Company’s Chairman and CEO. Also, as part of the sale of shares to Medira, Ms. Halter released and discharged all liabilities of the Company to her. Prior to that transaction, on March 6, 2003, all of Doblique’s thoroughbred horse racing business was sold to a third party.

     On March 26, 2003, we issued a press release announcing that change of control transaction and that we would now pursue strategic investment opportunities in a number of sectors within the pharmaceutical, biotechnology and medical devices industries. These opportunities would include research and development, manufacturing, distribution, and intellectual property acquisitions.

     On April 22, 2003, we announced that we had agreed to acquire all of the issued and outstanding securities of Inyx Pharma. Previously, on March 7, 2003, Inyx Pharma had purchased the majority of the pharmaceutical business assets of Miza Pharmaceuticals (UK) Ltd. (“Miza UK”) out of Administration (a United Kingdom form of bankruptcy protection and reorganization) for a total cost of approximately $8.3 million. The Miza UK assets acquired by Inyx Pharma consisted of one aerosol manufacturing site and a pharmaceutical development operation. As such, Inyx Pharma received all of the property, plant, machinery and equipment, inventory, customer base, employees, and know-how and intellectual property to continue to manage and run those acquired parts of the Miza UK operation as a going concern.

     Pursuant to our acquisition of Inyx Pharma, on April 17, 2003, we entered into an agreement with five parties under which we issued 2,450,000 restricted shares of our common stock as a fee to these parties for their role in facilitating the transaction with Inyx Pharma. On April 21, 2003, we also entered into a two-year Business Advisory and Financial Consulting Services Agreement with a consultant to provide advice and counsel regarding our strategic business plans and growth strategies. As consideration for this consulting arrangement, we issued 1,500,000 shares of restricted securities to that consultant.

     On April 28, 2003, we concluded our acquisition of Inyx Pharma. The transaction consisted of an exchange of 100% of the outstanding common stock of Inyx Pharma for 16,000,000 shares of our restricted common stock (the “Exchange”), representing approximately 64% of the approximately 25,000,000 shares issued and outstanding in our Company after the Exchange. As a result of the Exchange, Inyx Pharma became our wholly-owned subsidiary.

     The Inyx Pharma acquisition was our first pharmaceutical acquisition. As such, to reflect our new operating business, we changed our corporate name on May 6, 2003 from Doblique to Inyx. Our principal business following the Exchange was the business of Inyx Pharma and its related pharmaceutical industry operations. Inyx Pharma focuses its expertise on development-led manufacturing in the sterile pharmaceutical, finished-dosage form, outsourcing sector. It specializes in niche products and technologies for the treatment of respiratory, allergy, dermatological, and topical and cardiovascular conditions. Inyx Pharma’s client base is comprised of blue-chip ethical pharmaceutical companies, branded generic firms and biotechnology groups.

     On May 15, 2003, we formed Inyx Canada, a wholly owned Canadian corporation. Inyx Canada performs certain administrative and business development functions for the Company. Such business development activities include consulting services to the United Nations Development Programme (“UNDP”) Montreal Protocol unit, assisting candidate developing countries meet the requirements of the Montreal Protocol to phase out the consumption of ozone depleting chlorofluorocarbon (“CFC”) gases in the pharmaceutical industry.

     A material element of our growth strategy is to expand our existing business through strategic acquisitions of pharmaceutical products and drug delivery devices that are complementary to our pharmaceutical aerosol development and manufacturing expertise. As such, on September 21, 2004, we completed what we believe is a significant milestone in our development when we acquired a patented, novel drug delivery technology from Phares Technology B.V. (“Phares”), a European drug development company. The Phares technology is based on the utilization of a lipid-binding matrix for delivering incompatible or unstable drug substances. We believe that this is an important development for our Company as we expect this technology to enable us to more readily develop and manufacture inhalation-therapy drugs in user-friendly pulmonary metered dose inhalers (MDIs), including combinations of drugs which normally cannot be combined in one drug delivery device. For example, in November 2004, we received positive results from a two-year Phares stability study utilizing the lipid-binding matrix that we acquired on an HFA-propelled bronchodilator (“Salbutamol”) for use in an MDI. We intend to now test the Phares technology on other types of respiratory drugs that we are currently developing or planning to develop.

     We also continually evaluate opportunities to make strategic acquisitions of complementary pharmaceutical businesses. In December 2004, we established Inyx USA, an Isle of Man company, to manage and operate our U.S. pharmaceutical operations including the business assets of Aventis PR.

     On March 31, 2005, we closed a definitive agreement with Aventis Pharmaceuticals, Inc., a U.S. subsidiary of the sanofi-aventis Group, to acquire the business assets of Aventis PR for a purchase price of approximately $19.7 million. The Aventis PR operation is an FDA-approved pharmaceutical manufacturing facility that produces respiratory, allergy, dermatological and topical pharmaceutical products. We expect that our acquisition of the Aventis PR business acquisition will more than triple our existing business, facilities and staff. The operation is located in Manati, Puerto Rico and consists of five buildings totaling approximately 140,000 square feet and extending over 9.5 acres.

     We funded the acquisition through a $46 million credit facility from a unit of Westernbank Puerto Rico. Such facility provided $19.7 million for the purchase price and acquisition related costs of approximately $3.0 million, $12.4 million to repay our existing debt to Laurus Master Fund, Ltd. (“Laurus Funds”), and up to $13.9 million for working capital and future projects. All of our Company’s assets are now pledged to Westernbank as collateral for the facility. No equity securities were issued or reserved for issuance under any options or warrants to Westernbank.

     As a result of the purchase of the business assets of Aventis PR, Inyx owns all of the plant, machinery, equipment, land and buildings, tangible assets, books and records, permits and pharmaceutical, technical and regulatory know-how and computer software, data and documentation related to the Aventis PR operation in Manati, Puerto Rico. As a result of the purchase, we also received approximately $2.3 million of raw material and packaging inventory.

     We have accounted for the Aventis PR transaction utilizing the purchase method of accounting with the purchase price and direct transaction costs allocated to the identifiable net tangible and intangible assets acquired based on their estimated fair values, and based on an independent third-party fair value valuation. Based on independent third-party valuations of the Aventis PR assets, the purchase price paid to Aventis PR was lower than the fair value of the assets acquired.

     See “Management — Certain Relationships and Related Transactions” for information about the interests of certain directors, executive officers and promoters of the company in the formation and reorganization transactions described above.

     All monetary amounts described herein are stated in either United States dollars ($) or Great Britain pounds (£). The exchange rate between the two currencies on December 31, 2004, was £1 = $1.93, and the average exchange rate for the period from January 1, 2004, through December 31, 2004, was £1 = $1.83. The exchange rate between the two currencies on December 31, 2003, was £1= $1.78, and the average exchange rate for the period from April 28, 2003, through December 31, 2003, was £1 = $1.67.

Business Operations

     Our Company is focused on the development and contract manufacturing of prescription and over-the-counter (“OTC”) pharmaceutical products to our clients in the respiratory, allergy, dermatological, and topical and cardiovascular markets. We also provide pharmaceutical development and manufacturing consulting and research services in these market sectors. We intend to expand our product research and development activities into our own lines of prescription and OTC pharmaceutical products, but we have not yet commercialized or marketed any of our own products or drug delivery applications. We have limited product distribution capabilities and although we perform some sales and marketing functions, until we build or contract our own sales force, we will initially depend on our customers’ distribution channels or strategic partners to market and sell the pharmaceutical products we are planning to develop. We are continuously attempting to complement our organic growth opportunities through strategic acquisitions of pharmaceutical products and drug delivery devices that are complementary with our expertise, including those through the acquisition of other pharmaceutical companies.

     We currently operate in one business segment, the contract manufacturing of pharmaceutical products. Although we also perform product research and development activities, at this time, these business activities and our manufacturing consulting services are primarily supporting our manufacturing operations for the benefit of our customers. Segment reporting on our business will begin to occur as we move into additional business activities such as the development and sales of our own proprietary products including both drug delivery devices and pharmaceutical products that are complementary to our manufacturing technologies.

     Although we have started developing our own proprietary pharmaceutical products, we have not yet commenced the marketing or sale of any such products. We believe that once we have developed and marketed our own product lines, we can improve our revenue and profitability opportunities as such products may offer greater profit margins than those provided by our contract manufacturing services. We are currently focusing our own research and development activities on inhalation-therapy drug delivery devices and inhalation methods, and generic prescription and over-the-counter aerosol pharmaceutical products for respiratory, allergy, dermatological, and topical and cardiovascular applications. Proprietary products under development include generic versions of non-CFC or HFA single molecule and combination drug respiratory inhalants including those utilizing the lipid-binding matrix technology acquired from Phares, non-CFC propelled oral sprays for cardiovascular ailments, wound irrigation and cleansing sprays that utilize novel barrier technologies, and anti-inflammatory nasal pumps.

     While we do not currently derive any revenues from the sale of our own products, it is anticipated that our first proprietary product should be ready for commercial marketing by the second half of 2005 (see “Product Development”). We plan to distribute our proprietary products through our own customers’ distribution channels or in collaboration with strategic marketing partners, although we do not, as of yet, have any distribution agreements for our planned products finalized.

     As of December 31, 2004, we developed and manufactured five types of complementary aerosol pharmaceutical products for our customers. In each case, we formulate the pharmaceuticals to our customers’ specifications and fill and package the delivery devices to produce a finished product. As a result of our acquisition of the Aventis PR operation, we now also have the capabilities of developing and manufacturing dermatological creams, lotions and ointments.

     We believe that our March 31, 2005 acquisition of the Aventis PR pharmaceutical facility is very complementary to our existing operation and that it will materially enhance our business and customer base within the pharmaceutical industry. We expect that the Aventis PR business acquisition will more than triple our existing business, facilities and staff, and will allow us to better serve existing and potential customers in the North American market. Pursuant to the transaction, Aventis PR has also agreed to transfer its third-party manufacturing client base and own manufacturing product support requirements at the Manati Site to Inyx.

Hydrocarbon Aerosols

     We develop and manufacture hydrocarbon aerosols as a delivery system for dermatological and topical drug applications. The drug (usually a corticosteroid or similar anti-inflammatory agent specifically formulated with excipients) is kept under pressure in a can with liquid hydrocarbons. These hydrocarbons are normally a mixture of propane, iso-butane and butane. As the product is dispensed and released from the can, the hydrocarbons spontaneously vaporize, turning the resulting mixture into a mousse or foam (depending on the exact formulation). This results in the drug being in a format suitable for rapid absorption into the skin. In addition, the hydrocarbons used are deodorized, so the drug can be administered in an odorless way, leaving no residue on the skin. We currently utilize two hydrocarbon aerosol filling lines, although we have just commenced utilizing our second line. These manufacturing lines are equipped with fire suppressant equipment, protected gassing of hydrocarbons, remote safety monitoring equipment, and dedicated manufacturing areas.

     Based upon our knowledge of the United Kingdom pharmaceutical industry, we believe that our contract share of the United Kingdom prescription and over-the-counter hydrocarbon aerosol market is substantial. In some instances, depending upon the product’s medical application (e.g., topical foams), we may be the only contract manufacturer for such products. Additionally, we believe that the specialized nature of the topical hydrocarbon aerosols market, which we believe has limited competition, will allow us to continue to maintain and expand our current market share in this sector.

     We intend to expand our expertise and know-how in this area in order to be recognized as a world leader in hydrocarbon aerosols for pharmaceutical applications. In addition to our growing business base and the recent rise of new hydrocarbon aerosol business in the pharmaceutical industry, we believe that there are significant growth opportunities in aseptic hydrocarbon applications for other existing or potential customers as the use of this technology continues to grow. With significant experience in this area and two regulatory compliant hydrocarbon aerosol filling lines, we believe we are well positioned to expand our contract market share in this sector. Additionally, as development runs for the introduction of new products vary, we believe that we have sufficient manufacturing flexibility to take on new products while addressing our customers’ volume requirements.

Metered Dose Inhalers (“MDIs”)

     We also develop and manufacture metered dose inhalers (“MDIs”), used primarily for respiratory conditions, which employ both chlorofluorocarbon (“CFC”) and hydrofluroalkane (“HFA”) propellant technologies. CFC-based products include Salbutamol, a mild asthma and rescue therapy, and Beclomethasone, a steroid used as an anti-inflammatory for respiratory disease. HFA products include MDIs for respiratory ailments and a metered dose oral (“MDO”) spray, such as a “GTN” spray which is a nitrate propelled HFA aerosol that is used for prescription and over the counter products, primarily for cardiac ailments. Such products may provide certain therapeutic advantages as they are absorbed directly into the systemic circulation thereby providing faster onset and also bypassing the gastrointestinal tract which may reduce the dose requirements for the patient.

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

     We believe we have a competitive advantage in this sector as one of the few pharmaceutical companies with the capabilities to both develop and manufacture HFA based inhalants. For example, we believe that based on our capabilities in this area, early in 2004, we were selected by the United Nations Development Programme (UNDP) — Montreal Protocol to assist a developing country with the transition of CFC MDIs to HFA MDIs.

Dry Powdered Inhalers (“DPIs”)

     We assist in the development and production of dry powder inhalers (“DPIs”), which are primarily used for respiratory ailments such as asthma. Specific products in this area include Salbutamol, which we believe is the leading product in the area, and Beclomethasone, which we believe is the second leading product in the area. We are also reviewing the possible use of Budesonide, an anti-inflammatory corticosteroid, and Formeterol, a bronchodilator, as DPIs. Our major customer in the DPI area has licensed the DPI device (the “Clickhaler”) that we currently manufacture under a license agreement from a UK-based biotechnology company. This U.K.-based biotechnology company is also in the process of licensing its product to a number of other pharmaceutical companies. Subject to the results of this licensing program, we expect to continue to manufacture DPIs for third-party licensees.

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

Metered Dose Pump Sprays (“MDPSs”)

     We develop and produce metered dose nasal and throat pumps and sprays (“MDPSs”) for nasal decongestion, anti-allergic and anti-inflammatory applications. Specific products within these areas include corticosteroid products such as a Beclomethasone Dipropionate for the treatment of allergy conditions. Allergy pump sprays are a seasonal product with the largest consumer use coming in the spring and late summer months. We plan to leverage the manufacturing upgrades that the previous owners of our U.K.-based manufacturing site performed on the pump spray filling line. We believe that such upgrades will provide us with an excellent production base to maintain our existing customer volumes, while developing new business in the growing seasonal allergy market sector. Further, we intend on capitalizing on growing opportunities in this area by expanding product development and marketing activities that may lead to manufacturing opportunities. Such opportunities include pump sprays for complex proteins, pain medications, hormone applications and vaccines.

Saline Aerosols

     We develop and manufacture products that are nitrogen propelled buffered and non-buffered normal aerosols for eye and wound care. These include the water-for-injection/alcohol aerosols and non-alcohol based disinfectant aerosols. We believe that we may now be one of the largest manufacturers of sterile saline and alcohol aerosols in the United Kingdom. We are actively pursuing new technologies such as a “bag-in-can” wound spray that may provide enhanced spraying parameters for sterile wound aerosols.

Dermatological Creams, Lotions and Ointments

     As a result of our acquisition of the Aventis PR operation, we now also have the capabilities of developing and manufacturing creams, lotions and ointments for dermatological and topical drug applications. The drug is usually a corticosteroid or similar anti-inflammatory agent specifically formulated with excipients and is manufactured in different strengths depending on the potency required. Such corticosteroid creams and ointments are also absorbed at different rates from different parts of the body.

Product Rights

     The processes used to develop and commercialize our clients’ products utilize spray technologies that are proprietary to the Company and can therefore be used to support other activities. Such technologies consist of the process of filling and packaging aerosols and the associated operating procedures and methods. However, specific product formulations and specifications supplied by the client, including such data acquired through acquisition of a pharmaceutical business, are deemed confidential and are therefore not available for us to use in any other application.

Major Customers

     Our revenues are currently derived from pharmaceutical manufacturing and associated product formulation and development outsourcing services, including product stability, commercial scale-up, and validation and regulatory support for our clients’ products. These contract revenues are dependant upon our customers’ maintaining or obtaining the necessary regulatory approvals and product specifications for the commercialization of their products in designated markets, and our vendors/suppliers being able to provide us with required raw materials and components to manufacture our clients’ products on a timely basis, and in line with our customers’ requirements and demands.

     We have been actively marketing our capabilities to our own customer base and the pharmaceutical industry in general. In addition to the business we acquired as a result of our reverse acquisition of Inyx Pharma, we have signed and commenced a number of new customer contracts and purchase orders. For the year ended December 31, 2004 and for the combined periods from January 1, 2003 through to March 6, 2003 and from March 7, 2003 through December 31, 2003, our top three customers accounted for approximately $7.5 million in net revenues or approximately 48% of total net revenues, and $6.6 million in net revenues or approximately 43% of total net revenues, respectively.

     During the past two years, our top three customers were the Merck Generics group of companies (“Merck Generics”), that are part of an international pharmaceutical and chemical company headquartered in Darmstadt, Germany; SSL International Plc (“SSL International”), a healthcare company headquartered in London, England; and Genpharm Inc. (“Genpharm”), a generic drug company headquartered near Toronto, Canada (Genpharm is an affiliate of the Merck Generics group of companies but currently operates independently of that group).

     As a result of our acquisition of the Aventis PR operation, we have added a number of new customers that will expand our existing customer base commencing in 2005. Such customers include sanofi-aventis, a French pharmaceutical company that is currently the largest pharmaceutical company in Europe and the third largest in the world, and Kos Pharmaceuticals, Inc., a specialty pharmaceutical company headquartered in Cranbury, New Jersey.

     The loss of any one of our top three customers would have a material adverse affect on our Company’s revenues and profitability opportunities. As part of our strategic growth objectives in the contract manufacturing area, we are continuing our efforts to broaden our relationship with these customers and others, and to generate revenues from our own product development and commercialization program to mitigate the risk of our economic dependence on any one client. We also believe that by utilizing our existing or potential customers’ distribution channels to distribute our own proprietary products, once we have completed the development and regulatory approval of such products, we can broaden and strengthen our relationship with such clients.

Merck Generics Group of Companies

     As of December 31, 2004, our top customer has been Merck Generics, the generic pharmaceutical division of Merck KGaA, an international pharmaceutical and chemical company headquartered in Darmstadt, Germany. According to its website, Merck KGaA owns 168 companies and has approximately 28,700 employees.

     Merck Generics focuses on the research and development and marketing of generic pharmaceutical products. Our revenues from Merck Generics include revenues from Merck Generics UK, Merck Colombia and Merck Mexico. For Merck Generics UK and Merck Colombia, we manufacture and package for distribution in Europe and Colombia, metered dose Beclomethasone Dipropionate (“BDP”) nasal pumps for anti-allergic and anti-inflammatory applications. For Merck Mexico, we manufacture and package CFC salbutamol metered dose inhalers for use as a bronchodilator in the treatment of asthma.

     For the year ended December 31, 2004, Merck Generics accounted for $4.2 million in net revenues or approximately 27% of our total net revenues for the year and for the combined periods from January 1, 2003 through March 6, 2003 and from March 7, 2003 through December 31, 2003, they accounted for approximately $3.1 million in net revenues or approximately 20% of our total net revenues.

     Current revenues from Merck Generics are based on irrevocable and confirmed purchase orders with payment due on the 20th of the month following date of shipment. We also provide Merck Generics contract product development and support services in the respiratory inhalant sector on a fee-for-service basis. Such services include product commercialization and are based on confirmed purchase orders with 50% of the fee due upon placement of the order and the balance of the fee due upon completion of the work provided. We expect revenues from Merck Generics to continue on current levels for the foreseeable future.

Genpharm Inc.

     Genpharm is a Canadian generic pharmaceutical company headquartered in Etobicoke, Ontario, a suburb of the city of Toronto, Canada. Genpharm focuses on the development and marketing of generic pharmaceuticals and hospital supplies for the Canadian market. According to their website, Genpharm is currently one of the top 20 pharmaceutical companies in Canada.

     Our revenues from Genpharm are based on irrevocable and confirmed purchase orders for three products, an HFA-based sublingual nitroglycerin (GTN) spray used for the treatment of angina, a metered dose corticosteroid nasal pump for the treatment of allergic and non-allergic rhinitis, and an ipratropium bromide nasal pump utilized as an anticholinergic agent. We are also providing contract product development and support services to Genpharm as they attempt to expand these products into different geographic markets. Such services include product stability studies and are based on confirmed purchase orders with 50% of the fee due upon placement of the order, with the balance of the fee due upon completion of the work provided.

     For the year ended December 31, 2004, Genpharm accounted for $1.5 million in net revenues or approximately 9.9% of our total net revenues for the year and for the combined periods from January 1, 2003 through March 6, 2003 and from March 7, 2003 through December 31, 2003, they accounted for approximately $2.2 million in net revenues or approximately 14.5% of our total net revenues. We expect revenues from Genpharm to continue on current levels for the foreseeable future.

     As part of our cost of goods associated with the GTN sublingual spray product, we pay two vendors, 3M and Bespak Europe Ltd., 5.5% and 0.5% of our sales to Genpharm, respectively. These are in the form of royalty payments for the use of a Bespak actuator and 3M’s rubber, within that valve, in the HFA GTN product. As of December 31, 2004, we owed approximately $73,000 in royalty fees to 3M and approximately $7,000 in royalty fees to Bespak.

SSL International Plc

     SSL International, headquartered in London, England, is an internationally focused manufacturer and distributor of consumer healthcare products, with over 4,500 employees worldwide.

     Our revenues from SSL International are based on irrevocable and confirmed purchase orders for the manufacture of a range of hydrocarbon aerosol consumer products including those for the treatment of burns, wounds and insect bites, and head lice in children.

     For the year ended December 31, 2004, SSL International accounted for $1.8 million in net revenues or approximately 11.3 of our total net revenues for the year and for the combined periods from January 1, 2003 through March 6, 2003 and March 7, 2003 through December 31, 2003, they accounted for approximately $1.3 million in net revenues or approximately 8.5% of our total net revenues. We expect revenues from SSL International to continue on current levels for the foreseeable future.

Stiefel Laboratories, Inc.

     Stiefel Laboratories, Inc. (“Stiefel”) is a privately-held generic dermatological company, headquartered in Coral Gables, Florida. With approximately 2,500 employees, Stiefel focuses on branded generic pharmaceutical products and markets and sells products through its own sales force. Stiefel also markets generic pharmaceuticals and consumer health products through its Glades Division, a wholly-owned subsidiary. On March 6, 2003, we entered into four agreements with Stiefel to obtain financing and provide certain contract manufacturing and product development services to Stiefel, including assisting them with the commercialization of specific hydrocarbon aerosol dermatological products for global markets.

     First, on March 6, 2003, Inyx Pharma issued a £2.5 million GBP (or approximately $4.0 million, based on currency exchange rates at the time) principal amount Convertible Promissory Note due March 6, 2007, to Stiefel (the “Stiefel Convertible Note”). The proceeds were used by Inyx Pharma to fund its working capital requirements as part of its acquisition of the majority of the business assets of Miza UK on March 7, 2003. Interest is payable annually at a rate of 6%, beginning March 7, 2004.

     Second, on March 6, 2003, we entered into a three-year Product Development Agreement with Stiefel (the “Stiefel Development Agreement”). This agreement initially allowed for two new steroidal foam products for dermatological and topical applications to be developed in conjunction with Stiefel at a fixed price and over a specific project timeline. The agreement was later amended on November 30, 2004, to add a third hydrocarbon foam product (the “Stiefel Products”). With respect to the Stiefel Products, the Company has agreed to timely complete all of the activities set forth in a work schedule to the Stiefel Development Agreement. Such activities include the acquisition, testing and evaluation of drugs, excipients and components required to develop the Stiefel Products; formulation and manufacturing process assessments to facilitate the production of the Stiefel Products; the development and preparation of necessary clinical testing supplies to clinically test the Stiefel Products as may be required; and support in the preparation and review of all necessary regulatory support and submission documents relating to the Stiefel Products. The Company has also agreed that all intellectual property created specifically in connection with the development of the Stiefel Products including formulations, inventions or discoveries shall remain the property of Stiefel. In return, and subject to confidentiality requirements, Stiefel has granted us a royalty-free, non-exclusive, worldwide right and license to make, use and sell pharmaceutical products that incorporate any intellectual property directly derived from the development and processing of the Stiefel Products.

     Commercial terms under the Stiefel Development Agreement provide for a 50% deposit (per product) to be paid immediately upon placement of an order, a 25% progress payment on completion of the work, and the remaining 25% to be paid when the regulatory filing of an Abbreviated New Drug Application (“aNDA”) has been completed. We have estimated that Stiefel will pay us, in aggregate, approximately $3.1 million over the three-year term of the development agreement to develop the three products they require. The initial estimated cost to Stiefel for the original two products was approximately $925,000 per product. The estimated cost to Stiefel for their third required product is approximately $1.3 million. As of December 31, 2004, Stiefel has paid Inyx a total of approximately $1.2 million under the Stiefel Development Agreement. This includes approximately $910,000 in development and product support fees for the original two products and approximately $315,000 as an up-front payment for the third product. Based on our exclusive agreements with Stiefel, we expect development revenues from this customer to continue to expand as they continue to commercialize more of their planned dermatological and topical products in the hydrocarbon aerosol sector.

     Third, on March 6, 2003, we also entered into a manufacturing and supply agreement with Stiefel (the “Stiefel Manufacturing and Supply Agreement”). The Stiefel Manufacturing and Supply Agreement is an exclusive agreement under which we are to manufacture and supply Stiefel foam aerosol products for dermatological and topical applications, based on product specifications provided to us by Stiefel, and in accordance with current Good Manufacturing Practices (“cGMP”) of the FDA and the equivalent manufacturing requirements of the European regulatory authorities. The agreement initially lists two generic steroidal foam products to be commercialized and manufactured by Inyx using Stiefel’s own proprietary formulation. Pursuant to that agreement, the Company and Stiefel have also agreed to deal with each other on an exclusive basis with respect to the manufacture and supply of such products.

     The term of the Stiefel Manufacturing and Supply Agreement is for an initial period of four years commencing on March 6, 2003 and ending as of March 6, 2007. This exclusive agreement automatically extends for successive one-year periods, at Stiefel’s option, or based on both parties’ mutual consent and agreement. Either Stiefel or Inyx may terminate the agreement without cause by giving the other party twelve (12) months prior written notice. Either party may terminate the agreement for cause if the other party files for bankruptcy or insolvency petition that is not dismissed within sixty (60) days or the other party is unable to perform its obligations under the agreement for six (6) months in the event of force majeure including natural causes or government acts, orders or restrictions. Stiefel or Inyx may also terminate the agreement for a material breach by the other party that is not cured or if a plan is not implemented to cure the breach within sixty (60) days. In the event of a termination of the agreement, for any reason, Stiefel is obligated to pay Inyx for any products that have been manufactured but undelivered including Inyx costs for work in progress and raw materials and components that have been purchased for Stiefel.

     Additionally, any material breach by Inyx of any covenant, agreement, warranty, representation, or obligation under the Stiefel Manufacturing and Supply Agreement that is not cured within 60days after written notice from Stiefel of the breach constitutes a default by Inyx of the Stiefel Convertible Note. In the event of an Inyx default on that convertible loan, Stiefel has the right to demand immediate payment of all outstanding principal and accrued interest balances.

     For production planning purposes, Stiefel is to provide us with an annual forecast for their required product supply. Stiefel is also required to update that forecast on a monthly basis, including a 90 day rolling forecast, setting forth their required quantities and delivery dates. All required product is to be confirmed to Inyx with a written purchase order approximately 10 weeks prior to the required shipping date. All such purchase orders are governed by the terms and conditions of the Stiefel Manufacturing and Supply Agreement. Inyx is obliged to confirm in writing each Stiefel purchase order within 15 days of receiving that order. Once a Stiefel purchase order is confirmed by Inyx, the order cannot be delayed or cancelled by either party without penalty. For Stiefel, such penalties may amount up to 100% of the amount owed under the purchase order to Inyx, and for Inyx, up to 15% of the cost of the product for each month it delays in delivering that product to Stiefel, unless the order is cancelled by Stiefel. Payment to Inyx for any supplied and accepted product is due within 45 days of invoice.

     As of December 31, 2004, we have not received any purchase orders from Stiefel under the Stiefel Manufacturing and Supply Agreement as all of their intended products are still under development. As a result, we have not yet received any manufacturing revenues from Stiefel and all of our revenues from this customer have been as a result of our product development agreement with them as they continue to develop and commercialize their intended products.

     Fourth, on March 6, 2003, Inyx Pharma entered into a Quality Agreement with Stiefel (the “Stiefel Quality Agreement”). In support of the Stiefel Manufacturing and Supply Agreement, this agreement defines responsibilities and relationships between the parties with respect to quality matters as related to the formulation, and filling and packaging of Stiefel’s products during the duration of the Stiefel Manufacturing and Supply Agreement. We do not receive any revenues from Stiefel under the Stiefel Quality Agreement as this agreement is intended to outline the respective parties’ technical support responsibilities as part of the overall commercial and business relationship between the parties.

     As noted above, pursuant to our reverse acquisition of Inyx Pharma and under the terms of its convertible loan agreement with Inyx Pharma, at Stiefel’s option, Stiefel was entitled to 4 million common shares of our common stock, adjustable for any accrued interest, at anytime before March 6, 2007. On April 6, 2005, the Company amended the repayment of its March 6, 2007 Promissory Note to Stiefel to December 31, 2005 and agreed to repay the Stiefel Convertible Note in three equal payments commencing on June 30, 2005. As a result of this amendment, Stiefel agreed to cancel their option entitling them to 4 million common shares of the Company’s common stock.

AstraZeneca AB

     According to its website, AstraZeneca AB (“AstraZeneca”) is one of the leading pharmaceutical companies in the world. Headquartered in London, England, AstraZeneca has over 60,000 employees worldwide with revenues in 2004 totaling approximately $21.4 billion. AstraZeneca is focused on the development and marketing of pharmaceutical products for cancer, cardiovascular, gastrointestinal, infection, neuroscience and respiratory applications.

     On June 29, 2004, we announced a new manufacturing and supply agreement (the “AZ Supply Agreement”) with AstraZeneca to assist them with the commercialization and production of a non-ozone depleting hydroflouralkane (“HFA”) version of AstraZeneca’s Pulmicort (“Budesonide”) asthma metered dose inhaler (“HFA Pulmicort”) that they have developed with SkyePharma PLC for European markets. AstraZeneca has been marketing the CFC version of Pulmicort in Europe and now intends to transition the product to a CFC-free version, in accordance with the Montreal Protocol.

     Subject to the termination provisions noted below, the AZ Supply Agreement is for an initial period of 3.5 years, with commercial production planned to commence in the first half of 2005. Under the agreement, we are to supply AstraZeneca two dosage forms of HFA Pulmicort: a lower strength 100 ug/dose (meaning 100 micrograms of budesonide drug per puff of the inhaler) and a higher strength 200 ug/dose (meaning 200 micrograms of budesonide drug per puff of the inhaler). AstraZeneca requires two different strengths for its intended markets as asthmatic patients usually require a lower dosage once their symptoms improve.

     The initial production forecast provided by AstraZeneca estimates that, subject to receiving the required regulatory approvals in targeted market areas during 2005, their annual production volume requirements will be approximately 1 million units of the lower strength 100 ug/dose HFA Pulmicort and approximately 1.8 million units of the higher strength 200 ug/dose HFA Pulmicort. The Supply Agreement with AstraZeneca is priced in British pounds. Based on an estimated average currency exchange rate, as published by JP Morgan Chase Bank, of $1.88 per £1 pound sterling over the next 3.5 years, our price to AstraZeneca is approximately $2.14 per fully packaged unit of the 100 ug/dose HFA Pulmicort and approximately $2.43 per fully packaged unit of the 200 ug/dose HFA Pulmicort.

     Therefore, based on our unit sales price to AstraZeneca for each dosage strength, our estimated annual revenues are expected to be approximately $2.1 million for the 100 ug/dose product and approximately $4.4 million for the 200 ug/dose product, or approximately $6.5 million in aggregate annual revenues under the agreement.

     Based on initial production schedules, our aggregate annual costs to manufacture both dosage forms, including labor, active ingredients and excipients, components and packaging materials, amount to approximately $5.6 million. The AZ Supply Agreement is subject to price revision based on annual material average price changes, to be reviewed on an annual basis and based on mutual agreement between the parties, revised as may be necessary to a new unit-selling price.

     For each calendar quarter during the term of the AZ Supply Agreement, AstraZeneca is to provide us with a non-binding rolling 12 month forecast regarding their product requirements. However, the forecast submitted to Inyx in October of each year will cover a 15 month period. Under the contract, AstraZeneca has to place a firm purchase order for product supply with a minimum lead-time of 26 weeks. At their option, they may also place a standing one-year purchase order for required product supply. In such cases, the production and delivery lead-time is reduced to 16 weeks. Payment to Inyx for the product is due 30 days net of shipment and there are no minimum payment provisions in the AZ Supply Agreement.

     Either Inyx or AstraZeneca may terminate the AZ Supply Agreement without cause by giving the other party 12 months prior written notice although such notice may not be given during the initial 30 months of the term of the contract. Either party may also terminate immediately if the other party files for bankruptcy or ceases to operate and for cause, including for a breach of the contract that is not cured within 6 months after notice of that breach is provided. AstraZeneca may also immediately terminate the agreement with written notice if Inyx delivers product that does not pass AstraZeneca’s quality inspections, delays the delivery of required product supply to AstraZeneca by more than 60 days, or undergoes a change of control by more than 50% through a merger, consolidation, sale or similar transaction. Additionally, AstraZeneca may immediately terminate the AZ Supply Agreement with written notice if for any reason, in its sole discretion, it chooses to cease marketing and selling the HFA Pulmicort. In such an event of termination, AstraZeneca is obligated to compensate Inyx for the price of any ordered and undelivered products, Inyx costs as a result of work in progress, and raw material and component costs already paid for by Inyx.

     In association with the AZ Supply Agreement, we have commenced providing product support, commercialization and scale-up services to AstraZeneca. These services, that are based on ongoing agreed to quotations between the parties, include the production of experimental and process validation batches, analytical and chemistry work, and product stability and regulatory support services. We provide such services to AstraZeneca through confirmed purchase orders that are based on 30-day payment terms. 75% of the fee is due upon completion of the work, based on certain project milestones agreed to between the parties, and the balance of the fee due upon the completion and delivery to AstraZeneca of any associated technical reports.

     We expect that, in the aggregate, potential revenues for such product support services may amount to approximately $2.5 million over the term of the AZ Supply Agreement. As of December 31, 2004, AstraZeneca has already paid or committed to pay approximately 70% of that amount.

     These revenues include approximately $585,000, that we have already received from AstraZeneca, for the installation of new filling components in our HFA manufacturing suite (approximately $423,000), the purchase of raw materials to be used for scaling up the product for manufacturing (approximately $135,000), and the initial analytical method transfer work required to transfer the production process into our Inyx Pharma facility (approximately $27,000).

     Services to be provided also include the production of one experimental batch and six validation batches (three of each strength of the HFA Pulmicort) intended to verify the quality of the manufactured product and the reproducibility of the manufacturing process on a commercial scale. AstraZeneca has agreed to pay Inyx a total of $952,000 for the production of these batches. As of December 31, 2004, six of the seven batches have been produced for AstraZeneca. As a result, we have already received $816,000 in revenues for producing these batches that have now been placed on stability testing.

     We expect an additional $173,000 in fees over the term of the Supply Agreement for generating monitoring and stability data and reports on these batches for AstraZeneca. As part of the stability testing program for AstraZeneca, we will test the HFA Pulmicort manufactured in the validation process, at different time points, to ensure the stability of the product through its shelf-life. To date we have not received any revenue for providing such reports but expect to commence revenues for such services in the first half of 2005.

     We also expect to receive approximately $790,000 in product support fees over the term of the Supply Agreement for regulatory support services, continuous enhancement of the HFA manufacturing and packaging line including procurement and validation activities for further automation the entire production process, and the manufacturing and testing of demonstration samples for AstraZeneca’s sales and marketing initiatives for the HFA Pulmicort. Although there is no formal agreement or signed quotations with AstraZeneca to provide them with such products and services, based on our discussions with AstraZeneca, we expect to start receiving such fees in the second half of 2005 when we believe that AstraZeneca will commence their sales and marketing initiatives, subject to receiving their required product marketing approvals in targeted territories in Europe.

NovaDel Pharma Inc.

     According to information NovaDel Pharma Inc. (“NovaDel”) publishes on its website, that entity is a specialty pharmaceutical company that is developing a lingual spray as a drug delivery system to deliver prescription and OTC therapeutics through the oral mucosa into the systemic circulation. NovaDel is headquartered in Flemington, New Jersey and is currently focused on developing six types of lingual spray products. In a September 29, 2004, press release, NovaDel announced that the FDA accepted for review that company’s first New Drug Application (“NDA”), an aerosol nitroglycerin lingual non-CFC spray product (the “NovaDel GTN Spray”) intended for the short-acting relief or prophylaxis of angina pectoris due to coronary heart disease. In that press release, NovaDel also announced that it expected a formal response back to its application from the FDA by June 4, 2005, and that the company had also granted Par Pharmaceuticals Companies, Inc. (“Par”) of Spring Valley, New York, exclusive marketing, selling and distribution rights to the NovaDel GTN Spray, once the product was approved for sale.

     On November 23, 2004, we announced that Inyx had been selected by NovaDel to produce the NovaDel GTN Spray in a CFC-free oral metered dose dispenser for NovaDel and its designated marketing partners under a ten year contract (the “NovaDel Manufacturing and Supply Agreement”), with the first five year term of the contract being on an exclusive basis and the second five year term of the contract on a non-exclusive basis. Thereafter, the contract renews automatically on a non-exclusive basis for further two-year periods, unless either party provides notice to the other party that it does not intend to renew the contract and that the notice is given at least twelve months prior to the expiry of the relevant period.

     NovaDel expects to commence the commercial production of its product in the second half of 2005, subject to receiving the necessary FDA approval it has submitted for. We, therefore, expect to manufacture the NovaDel GTN Spray for NovaDel and its marketing partners at our Puerto Rico facility. Pursuant to the agreement, Inyx must manufacture and supply the NovaDel GTN Spray at an FDA-approved cGMP manufacturing facility.

     The NovaDel Manufacturing and Supply Agreement currently has no minimum production quantities but as the agreement is on an exclusive basis for five years, we expect to receive all of NovaDel’s and its marketing partners’ product supply requirements, subject to the product being approved for marketing by the FDA and other respective regulatory agencies such as the TPD in Canada and the EMEA in Europe. We have also agreed with NovaDel to confirm the supply price of the NovaDel GTN Spray to them and their marketing partners in the first half of 2005, once we complete their required validation and scale-up studies.

     Under our agreement, NovaDel and its marketing partners are to provide us with written quarterly forecasts of the quantities of the NovaDel GTN Spray they expect to order for each rolling twelve-month period. Such forecasts are firm orders only when a purchase order for required product supply is submitted to Inyx. However, the first three months of each forecast will be regarded as a firm requirement and NovaDel or its marketing designee will provide Inyx a firm purchase order accordingly. Once a purchase order is received and confirmed by Inyx (within three days of receiving that order), the Company has 60 days to manufacture and ship the NovaDel GTN Spray to the ordering party. Once a purchase order is confirmed by Inyx, and NovaDel or its marketing designee modify or cancel that order within 60 days prior to the delivery date, then that party is obligated to reimburse Inyx for any out-of-pocket costs that it may have incurred as a direct result of that order modification or cancellation. All confirmed purchase orders are to be governed by the terms and conditions of our manufacturing and supply contract with NovaDel. Payment to Inyx for any supplied and accepted product is due within 30 days of invoice.

     NovaDel may, in its sole discretion, terminate its manufacturing and supply agreement with us, with ninety 90 days notice, if we fail to deliver product under a confirmed purchase order for a period exceeding 90 cumulative days in any given 365-day period. The NovaDel Manufacturing and Supply Agreement may only be terminated for cause if either party commits a material breach of the contract and fails to remedy or commence to remedy the breach within 30 business days of being notified of that breach by the other party or if one of the party defaults on the agreement as a result of being insolvent or being wound up.

     In association with our manufacturing and supply agreement with NovaDel and in order to assist NovaDel and its marketing partners to commercialize the CFC-free NovaDel GTN Spray, we have commenced providing product support and product scale-up services to NovaDel through quotations provided by Inyx that the parties have agreed to. Such services include an experimental study on the manufacturing process; the production of six process validation batches, with three batches to be produced in the first quarter of 2005 and three batches to be produced in the second quarter of 2005; validation support work; method testing and analytical work; and a 36-month product stability testing program.

     We provide such services to NovaDel through confirmed purchase orders and agreed to payment terms that are based on certain project milestones. In the aggregate, we expect that our fees to NovaDel for these product support and scale-up services will total approximately $1.2 million over a period of three years. As of December 31, 2004 we have received approximately $141,000 from NovaDel for the provision of such services.

     In addition to the fees they are to pay us for our product commercialization and support services, NovaDel has provided us with approximately $275,000 for the purchase of semi-automatic filling, manufacturing and product-handling equipment to be utilized to scale-up the manufacturing process of the NovaDel GTN Spray. NovaDel will own this equipment and have agreed to locate it at our manufacturing facility for their exclusive use. They have also agreed to directly purchase from respective vendors other equipment they we will require to assist commercializing their product in its initial stages. In return, Inyx has agreed to purchase the necessary equipment to allow the manufacturing process to become more automated (approximately $365,000 in costs for manufacturing and gassing equipment) once full-scale manufacturing of the NovaDel GTN Spray commences in the latter half of 2005, and subject to the parties receiving the necessary regulatory approvals to manufacture and market the product.

sanofi-aventis

     According to its website, sanofi-aventis is the largest pharmaceutical company in Europe and the third largest in the world. Headquartered in Paris, France, sanofi-aventis has over 100,000 employees worldwide with revenues in 2004 totaling approximately € billion Euros. Sanofi-aventis was created as a result of the acquisition of Aventis Pharmaceuticals by Sanofi-Synthélabo in 2004.

     On March 31, 2005, we closed a definitive agreement with Aventis Pharmaceuticals, Inc. (“Aventis”), a U.S. subsidiary of the sanofi-aventis Group, to acquire the business assets of Aventis PR for a purchase price of approximately $19.7 million. Pursuant to that asset purchase agreement, on March 31, 2005, we also entered into a long-term manufacturing and supply agreement with Aventis to manufacture and supply dermatological creams, lotions and ointments to Aventis from the Manati, Puerto Rico manufacturing facility that we acquired from Aventis PR (the “Aventis Supply Agreement”).

     Subject to the termination provisions noted below, the Aventis Supply Agreement is for an initial period of three years with two successive automatic one year renewals, thereby creating a five year agreement in total. Under the Aventis Supply Agreement, Inyx, through its subsidiary Inyx USA, is to manufacture and supply to Aventis various dermatological products marketed by Aventis including Sulfacet lotion, Hytone lotion and cream, Benzagel wash, Vytone cream and Klaron lotion (the “Aventis Products”). There are no minimum quantity provisions or guarantees under the Aventis Supply Agreement.

     The supply price for each required product shall be Aventis’ 2005 standard costs of production with annual price adjustments in the event that our combined costs for components or raw materials increases or decreases by more than five percent (5%) within a year. In such a case, our selling price to Aventis shall be adjusted to reflect a dollar for dollar increase or decrease and such prices shall then become the new benchmark for the remaining term of the supply agreement. Additionally, under the Aventis Supply Agreement, Inyx is obligated to meet or exceed key performance indicators (“KPIs”), including on time delivery, yield, costs and quality that have been established by Aventis during each year of the term of the supply agreement. Any cost reductions resulting from improvements in the established KPIs are to be shared equally between Aventis and Inyx in terms of the supply price to Aventis.

All amounts invoiced to Aventis under the supply agreement are due and payable within 45 days from the date of invoice.

     In terms of forecasts and purchase orders, within fifteen (15) days after the day of each calendar month during the term of the supply agreement, Aventis is to provide us a written twelve (12) month rolling forecast of its anticipated purchase orders for the Aventis Products. One hundred percent (100%) of those quantities specified for the first three months of each such forecast and fifty percent (50%) of those quantities specified for the second three months of each such forecast shall constitute firm purchase orders. In addition, by September 1 of each contract year under the agreement, Aventis will provide Inyx with a written three (3) year rolling forecasts. Such forecasts will not be purchase commitments but utilized by Inyx for planning purposes only. The Klaron product is excluded from such forecasts and commitments to purchase as under the Aventis Supply Agreement Aventis has the right to purchase the supply of Klaron from Inyx at anytime during the term of the agreement.

     Aventis or Inyx are only able to terminate the supply agreement through mutual written agreement. Either party may also terminate immediately if the other party files for bankruptcy or ceases to operate and for cause, including for a breach of the contract that is not cured within ninety (90) calendar days after notice of that breach is provided. Aventis may also immediately terminate the supply agreement if Inyx becomes debarred or receives notice of action or threat of action with respect to its debarment.

     In association with the Aventis Supply Agreement, we have commenced providing product support and product stability services to Aventis. These services, that are based on ongoing agreed to quotations between the parties include analytical and chemistry work, and product stability and regulatory support services. We provide such services to Aventis through confirmed purchase orders that are based on 45-day payment terms.

     Additionally, pursuant to the Asset Purchase Agreement with Aventis PR, Inyx received a $3.5 million advance from Aventis PR for strategic and business development start-up activities to be carried out by the Company subsequent to its acquisition of the pharmaceutical manufacturing assets of Aventis PR. Such advance is secured by a promissory note provided to Aventis PR by Inyx. The Aventis advance carries a ten percent (10%) per annum interest rate and is to be repaid by Inyx to Aventis PR in two equal installments of one million seven hundred fifty thousand dollars ($1,750,000) each. The first of these installments shall be paid to Aventis PR on July 29, 2005 and the second of these installments shall be paid to Aventis PR on December 30, 2005.

Kos Pharmaceuticals, Inc.

     Based on information published on its website, Kos Pharmaceuticals, Inc. (“Kos”), headquartered in Cranbury, New Jersey, is a fully integrated specialty pharmaceutical company engaged in the development of proprietary prescription pharmaceutical products, principally for the treatment of cardiovascular, respiratory and metabolic diseases. According to its website, Kos’ principal product development strategy is to reformulate existing pharmaceutical products with large market potential to improve safety, effectiveness and patient compliance. Kos currently markets two proprietary drugs for the treatment of cholesterol disorders and one for asthma (Azmacort).

     Pursuant to our March 31, 2005 acquisition of the business assets of Aventis PR, a manufacturing and supply agreement for the production of a CFC-version of Azmacort by Aventis PR for Aeropharm Technology, Inc. now Aeropharm Technology, LLC., (“Aeropharm”), a Kos subsidiary, was assigned to our subsidiary, Inyx USA by Aventis PR. On March 31, 2005, Aeropharm also consented to the assignment of that supply agreement (the “Aeropharm Supply Agreement”) to Inyx USA, effective April 1, 2005.

     Under the Aeropharm Supply Agreement, our subsidiary Inyx USA is to manufacture and supply to Aeropharm commercial and sample units of Kos’ Azmacort in a CFC gas-propelled metered dose inhaler (MDI) for respiratory inhalation. Azmacort is a corticosteroid anti-inflammatory drug used for the maintenance treatment of asthma as a prophylactic therapy and for those asthma patients who required corticosteroid administration where adding Azmacort as part of the therapy may also reduce the need for systemic corticosteroids that may cause deleterious side effects to the patient. The active ingredient in Azmacort is Triamcinolone Acetonide (“TAA”) and the Azmacort MDI is available in 200, 400 and 800 microgram doses.

     The original Aeropharm Supply Agreement was entered into between Aventis PR and Aeropharm on March 5, 2004, carried a five-year term and had a minimum annual volume of 1.5 million units (the “Minimum Annual Volume”). On April 15, 2005, Aeropharm and Inyx agreed to amend the Aeropharm Supply Agreement effective April 1, 2005 (“Amendment No. 1” to the Supply Agreement).

     Under the terms of Amendment No. 1 to the Supply Agreement, Aeropharm and Inyx have agreed to expand the product and supply agreement to include an HFA version of Azmacort, increase the term of the agreement to ten (10) years and adjust the supply price to Aeropharm to $4.50 unit from Aventis PR’s original supply price. Any costs for raw materials provided to Inyx by Aeropharm for use in the Azmacort Product would also be reduced from the selling price to Aeropharm. The parties also agreed to annually review the cost of materials to manufacture and package the Azmacort MDI and to take into account any changes in the cost in Inyx’s supply price to Aeropharm.

     Aeropharm also agreed to provide Inyx with firm purchase orders for the Azmacort six (6) months in advance and to be invoiced ninety (90) days in advance to receipt of such orders. The Minimum Annual Volume of 1.5 million units was retained by the parties.

     Under other remaining terms of the Aeropharm Supply Agreement, Aeropharm is to supply Inyx with a short-term twelve (12) month rolling forecast on the first day of each month of the agreement. Such short-term rolling forecast is to include the type of Azmacort required, and quantities and shipping dates required. Aeropharm can only increase or decrease such short-term orders by a maximum of 50%. In addition, by July 1 of each calendar year of the term of the Supply Agreement, Aeropharm is to also to provide Inyx with a non-binding long-term forecast for the type and amount of Azmacort required for the next three years of the term of the agreement. As noted above, in addition to a minimum annual volume of 1.5 million units to be supplied to Aeropharm, all orders required for the next six months upon placement of an order by Aeropharm are considered firm purchase orders.

     Either party may only be able to terminate the Aeropharm Supply Agreement if the other party files for bankruptcy or ceases to operate and for cause, including for a breach of the contract that is not cured within 30 days or within a time period as may be required to cure that breach after notice of that breach is provided, or as may be required by law. Aeropharm may also immediately terminate the agreement with twelve (12) months written notice after twenty-four (24) months from the effective date (i.e. the earliest the Aeropharm Supply Agreement could be terminated is thirty-six (36) months after the Effective Date or March 30, 2008).

     In association with Amendment No. 1 to the Supply Agreement, Aeropharm and Inyx have also agreed to collaborate on the research and development of an HFA version of the Azmacort and that they will agree on the specifics of such a collaboration and utilize good faith efforts to negotiate the terms of a research and development agreement related to Kos’ HFA Azmacort prior to June 30, 2005.

Product Development

     Our business strategy also includes the development and sales of our own proprietary products, including both drug delivery devices and pharmaceutical products which are complementary to our manufacturing technologies. Although we have started developing our own proprietary pharmaceutical products, we have not yet commenced the marketing or sale of any such products. We expect that our first proprietary product, a consumer health pharmaceutical aerosol product, will be ready for commercial marketing in 2005.

     We are focusing our own research and development activities on inhalation-therapy drug delivery devices and inhalation methods, and generic prescription and over-the-counter aerosol pharmaceutical products for respiratory, dermatological, topical and cardiovascular applications. Proprietary products under development include generic versions of non-CFC or HFA single molecule and combination drug respiratory inhalants, non-CFC propelled oral sprays for cardiovascular ailments, wound irrigation and cleansing sprays that utilize novel barrier technologies, and anti-inflammatory nasal pumps.

     We plan to distribute our proprietary products through our own customers’ distribution channels or with strategic partners. We are presently in discussions with a number of our major clients regarding the use of their sales and marketing, and distribution capabilities to sell our products through their sales channels, although at this time no agreements have been formalized except with Stiefel Laboratories, Inc., where we are able to market and sell any products that we develop for them in markets that they decide not to enter.

     Currently, we are primarily focusing our product development efforts on generic versions or extensions of established and non-patented products and barrier delivery systems that overcome present product and propellant incompatibility and consumer use issues in the aerosol pharmaceutical sector. As such, our initial proprietary product will be a private-label wound care and wound irrigation spray utilizing a barrier-pack technology which allows a hermetical seal between the product and the propellant. This type of barrier may overcome any incompatibility issues between a particular drug product and propellant. Wound cleansing products contain ingredients that absorb drainage and/or deodorize a wound, and are utilized to cleanse a wound before the application of a dressing. Wound irrigation and cleansing sprays are also used to remove dead tissue while keeping healthy tissue intact. We expect to have our wound-care product ready for commercial launch in Europe in 2005. We are currently testing our developed formulation for stability in a barrier pack container.

     We are also developing both saline and steroidal plastic container nasal pump sprays for the treatment of allergic and non-allergic rhinitis, disorders characterized by inflammation of the mucous membranes lining the nasal passages. Both nasal sprays are being developed to help reduce the inflammation of the nasal passages and bring relief from the effects of rhinitis including sneezing, nasal itch, and obstruction and rhinorrhea. We expect to have these nasal pump sprays ready for distribution by the end of 2005. The formulation work on these products has been completed and we are currently performing compatibility studies on various pump sprays to be utilized in the plastic container.

     We are also undertaking early stage feasibility studies on anti-inflammatory corticosteroid molecules, as single molecule or as combination drugs, for use as inhalant therapies in the treatment of asthma and sublingual aerosol pump sprays for the cardiovascular market. We plan to develop such inhalants as metered dose inhalers utilizing non-CFC propellants. If our feasibility studies are successful, we expect to be in a position to commence the commercialization of a single molecule corticosteroid anti-inflammatory for the treatment of asthma, in late 2005, with commercial marketing launch planned for late 2006. Feasibility studies include formulation stability and optimization, pre and post-formulation pharmaceutical analysis, and analytical method development and validation.

     On September 21, 2004, we announced that we had completed the acquisition of a patented, novel platform technology in order to enable us to more readily develop inhalation-therapy drugs, including combination drugs, intended to be delivered in aerosol formats. The technology is based on the utilization of a lipid-binding matrix for delivering incompatible or unstable drug substances. We acquired the technology from Phares Technology B.V., the parent company of Phares Drug Delivery AG of Muttenz, Switzerland (“Phares”), which developed and originally patented the technology. As part of their agreement with us, Phares will provide related product development and technology support for a fee. We intend to immediately apply this acquired technology in our respiratory inhalant product development program to improve the delivery of inhalation-therapy drugs and overcome aerosol delivery incompatibility for combination drugs.

     We plan to market our proprietary products in developed countries within the Western Hemisphere. In order to meet the regulatory requirements of such markets, our planned products must meet the regulatory requirements of the pharmaceutical regulatory agencies of the U.S. Food and Drug Administration, the United Kingdom Medicines and Healthcare Regulatory Agency, the European Community Evaluation Agency , and the Canadian Therapeutic Products Directorate. Each of these agencies publishes the regulatory requirements for respiratory drugs administered via oral, inhalation and/or nasal routes, and topical and dermatological applications. Our product development programs are designed to meet the combined requirements for these agencies. While the principal pharmaceutical standard and approval process requirements are similar, there are aspects of the regulatory requirements that are different. Therefore, in order to also meet the individual regulations of each respective regulatory agency, our development team conducts product development activities in parallel to ensure that each respective regulatory body’s approval requirements are met.

     At this time, the Company has not made any regulatory filings for product approvals, but we anticipate that we will do so within the next 12 months. While there is a risk that respective product approval regulatory requirements may change during the execution of a development program, we do not believe that this is likely to happen for the products that we are currently developing. We also possess a number of approved product licenses within the United Kingdom (see “Product Licenses” below). These products comply with the requirements of the MHRA. We presently do not market these products, but we do intend to also commence marketing these products in the United Kingdom within the next 12 months.

     We also believe that we can enhance our competitive position through the continuous acquisition of regulatory-approved pharmaceutical products and drug delivery devices for respiratory, dermatological and topical drug delivery applications or such products in development, including those through the acquisition of other pharmaceutical companies. We are presently analyzing a number of such product or drug delivery acquisitions although no formal agreements have been finalized.

     Our product development capabilities are located at our Inyx Pharma development and manufacturing facilities in the United Kingdom although we are in discussions with a number of our consultants regarding expanding those capabilities into North America. Additionally, as a result of our March 31, 2005 acquisition of the Aventis PR operation, we believe that we now also have better capabilities to provide product development support including scale-up and analytical work and stability support services to western hemisphere markets.

     We have now also commenced enhancing our manufacturing and product development capabilities in our focus areas. This includes improving our manufacturing technologies for barrier pack aerosol sprays and CFC-free metered dose inhalers, and building out our laboratories and expanding our product development staff to implement this business strategy.

     We do anticipate the delay of the development and commercialization of our HFA nitroglycerin (GTN) spray product into late 2006 as a result of transferring that development and manufacturing work to our operations in Puerto Rico. We believe that our facility’s strategic location in Puerto Rico, its staffing levels and skill set and current regulatory status with the FDA will allow us to more readily capitalize on pharmaceutical product development and scale-up activities for the U.S. market.

Manufacturing Contract Services

     We have experience in the development and manufacturing of CFC-free or HFA MDIs for asthma and other respiratory diseases, and through our wholly owned subsidiaries, Inyx Canada and Inyx Pharma, we have been seeking to provide contract consulting services to the United Nations Development Programme (“UNDP”) for a project that will be funded by the United Nations Multilateral Fund (“MLF”) to assist selected developing countries comply with the requirements of the Montreal Protocol on Substances that Deplete the Ozone Layer. The Montreal Protocol is an international agreement signed by 180 countries (both developed and undeveloped nations) designed to eliminate the production and consumption of substances that deplete the stratospheric ozone layer including the reduction of the use of CFC’s within the pharmaceutical industry. Our consulting activities are anticipated to include advice on the procurement and installation of manufacturing facilities and equipment, and the training of personnel in the use of ozone-friendly HFA propellants in developing countries as specified by the UNDP.

     In February 2004, the UNDP informed us that Inyx Pharma and Inyx Canada had been selected to participate in the UNDP’s Montreal Protocol implementation project to assist developing countries replace CFC’s with non-polluting CFC-free propellants in respiratory aerosol inhalers. Contracts under the project for each developing country will be awarded separately.

     We believe that once we commence our consulting services under this initial arrangement, we may also be requested by the UNDP to provide such services in countries seeking to achieve compliance with the Montreal Protocol. The largest markets for such services are for nationally owned pharmaceutical entities in developing countries in Latin America and Asia, including China and India.

Manufacturing Process and Capabilities

Facilities

     Our existing manufacturing facilities are located at Astmoor, Runcorn, Cheshire, in the United Kingdom. and in Manati, Puerto Rico.

     Our United Kingdom production facility is operated by our UK subsidiary, Inyx Pharma. At that facility, we manufacture sterile aerosol products, including metered dose and dry powder respiratory inhalers, pump sprays, and saline and topical aerosols. Our UK manufacturing operation consists of over 60,000 square feet of manufacturing, laboratory and warehouse space and we currently have 100 employees working at the facility.

Twenty-seven of these employees are in quality operations with the remainder in engineering, manufacturing, packaging and supply chain management, and clerical and support staff. The remainder of our United Kingdom staff (36 employees including three Company executives) is located at the Manor Park office and development facility in finance, commercial, administrative human resource, and product development functions. Highlights of our manufacturing operation include: two cGMP-compliant regulatory approved hydrocarbon aerosol manufacturing and filling lines; an HFA metered dose inhaler manufacturing and filling line, which is regulatory compliant and fully validated; and an innovative DPI production facility, which represents a new type of drug delivery technology for respiratory conditions and other ailments including pain management.

     Our recently acquired Puerto Rico operation is a 140,000 square foot pharmaceutical manufacturing facility consisting of five buildings extending over 9.5 acres. The site is located in the town of Manati in north central Puerto Rico, about 30 miles outside of San Juan, at 604 San Jose Road, Cotto Norte Industrial Park, Manati, 00674 (the “Manat☐ Site”). The Manati Site manufactures respiratory inhalers, utilizing both CFC and HFA propellants, nasal and allergy pumps and dermatological creams, lotions and ointments. All raw materials, components and finished goods produced are stored on site in an approximately 27,000 square foot warehouse housed in one of the five buildings.

     We employ 141 persons at this site, including 132 production personnel and 9 managers.

Manufacturing Capabilities

     The following is a discussion of our manufacturing facilities in the United Kingdom as they existed at December 31, 2004. As discussed below, our aerosol pharmaceutical development and manufacturing capabilities and facilities were substantially enhanced as a result of our acquisition of the assets of Aventis PR in Puerto Rico.

     With respect to hydrocarbon aerosol production, we utilize two of what we believe are state-of-the-art hydrocarbon filling lines that are capable of bulk manufacture, filling, valve placements, gassing, water-bath testing, and packaging, including individual cartons into a wide variety of packs. Based on three shifts, our two hydrocarbon filling lines are capable of producing 9.7 million units annually. We are currently running one shift on these lines. Based on one shift, annual capacity on these lines, combined, is three million units. As of December 31, 2004, based on one shift, our capacity utilization on these lines has been averaging 100% on an annual basis.

     With respect to MDIs, we employ two filling lines. One MDI manufacturing line produces CFC-based inhalers. The CFC manufacturing line has a capacity of 25.8 million units annually, based on three shifts. The second MDI manufacturing line produces CFC-free or HFA inhalers. The HFA line is capable of manufacturing 8.8 million units annually, based on three shifts. Each such line consists of valve placements, filling, check-weighing and packing operations. These lines are also capable of bulk manufacture feeding and come with integrated downstream packaging. As of December 31, 2004, due to the phase out of CFC-based inhalers, our capacity utilization on the CFC line has been minimal (less than 2%). As of December 31, 2004, our capacity utilization of the HFA line, based on one shift, has been averaging 31% on an annual basis. Based on one shift, the capacity of the HFA line is three million units, annually.

     In producing dry powder inhalers, we utilize a semi-automatic process that includes bulk manufacture, device assembly and printing, filling and packaging. Our annual output capacity for dry powder inhalers is currently 2.5 million units, based on three shifts. Our DPI filling and blending equipment is owned by the innovator (a U.K.-based biotechnology company) of the dry powder inhaler device. As of December 31, 2004, based on one shift, our capacity utilization on the DPI line has been averaging 23% on an annual basis. Based on one shift, the capacity of the DPI line is one million units, annually.

     With respect to pump spray production, we employ newly installed equipment capable of bulk manufacturing, filling/crimping or filling/screw capping and final packaging. We are capable of producing these products in glass or plastic bottles. Current maximum capacity for the pump spray line is 11 million units annually, based on three shifts. As of December 31, 2004, based on one shift, our average annual capacity utilization on the pump spray line is approximately 49%. Based on one shift, the capacity of the pump spray line is four million units, annually.

     With respect to continually sterilized saline aerosol manufacturing, we are capable of bulk manufacture, sterile filling, valve placement, actuation/capping and packaging into final product shipper. Based on three shifts, the saline aerosol line is capable of producing 10.7 million units annually. As of December 31, 2004, based on one shift, our capacity utilization on the aerosol saline line averages 26% on an annual basis. Based on one shift, the capacity of the saline aerosol line is four million units annually.

     Finally, with respect to secondary packaging, we utilize two discrete packaging areas capable of handling a wide range of products and packaging materials on an automatic, semi-automatic, and manual basis. The two MDI packaging lines are capable of packaging material via check-weighers, function testers, labeling, cartoning, shrink-wrap, coding and palletizing equipment. Based on three shifts, these packaging lines are capable of packaging approximately 23.8 million MDI units annually.

     Below is a capacity summary in connection with our Company’s United Kingdom manufacturing run rate as of December 31, 2004.

2004 Capacity Summary
		Annual
		capacity based	Annual
		on 3 shifts at	capacity based		Present
	Average line	100% capacity	on current run	Estimated 2004	utilization rate
Production	run speed	utilization	rate (1 shift)	production	based on single
line	(cpm)*	(units 000s)	(units 000s)	units (000s)	shift (%)
Saline	40	10,710	3,672	953	26
Pump Spray	50	11,025	3,780	1,864	49
DPI	10	2,520	864	198	23
HFA	31	8,789	3,013	923	31
CFC	100	25,830	8,856	305	3.5
MDI Pack. No.1	42	10,584	3,629	208	6
MDI Pack. No.2	56	13,230	4,356	289	7
Hydrocarbon	40	9,702	3,326	3,326	100

* cpm = containers per minute

     On March 31, 2005, our manufacturing facilities tripled in size due to our acquisition of the business assets of Aventis PR. Such business assets consist of a 140,000 square foot pharmaceutical manufacturing facility consisting of five buildings, extending over 9.5 acres. The Aventis PR operation currently manufactures respiratory inhalers, utilizing both CFC and HFA propellants, nasal and allergy pumps and dermatological creams, lotions and ointments.

     Based on one shift, the Aventis PR facility is currently running at approximately 22% capacity utilization. We expect to gradually enhance our capacity utilization as a result of our sales and marketing activities. As a result of the acquisition of that site we have already added three key clients at the site and expect to add two more clients in 2005. As noted above, we also expect to transfer some of our product development and commercialization activities from the United Kingdom to our Manati site.

Capital Improvements

     We continuously make capital improvements to our development and production facilities in order to improve operating efficiencies, increase automation, improve quality control and keep pace with regulatory requirements and market demand. Commencing in 2005, we plan to spend approximately $3.6 million in capital expenditures, over three years, to improve our pharmaceutical manufacturing technologies, production capabilities, plant quality and safety systems, and information systems, so that we are able to pursue expanding commercial and product manufacturing opportunities with existing and potential multinational pharmaceutical and biotechnology clients.

     We also plan to make capital improvements to our newly acquired Manati, Puerto Rico operation. Planned capital expenditures include approximately $2 million in 2005 for the installation of a new hydrocarbon aerosol manufacturing and packaging line for new and existing customers and approximately $3.5 million in 2006 for the implementation of sterile fill capabilities in order to capitalize on a number of ophthalmic development and manufacturing opportunities in the U.S. market.

     In addition, due to the NovaDel Manufacturing and Supply Agreement we signed in November 2004, we have committed to the customer to spend approximately $365,000 to purchase the necessary equipment to automate the manufacturing process we utilize for their CFC-free GTN spray. We intend to make this investment commencing in April 2005, subject to the parties receiving the necessary regulatory approvals to manufacture and market the product, and we expect to spend this amount over a period of 120 days.

     We have also commenced implementation of a new business information system with related computer hardware and software that we intend to complete by the first half of 2005. The system will ultimately cost approximately $1.0 million, which includes various operating modules. We have already financed approximately half of this cost through capital lease financing and the direct purchase of software.

Suppliers

     We utilize a variety of suppliers as indicated by our own and our customers’ respective requirements. There are six critical suppliers for a number of our products, primarily related to our can, and valve and spray actuator requirements for aerosol products. The loss of any of these key suppliers, or the interruption or delay in the supply of materials and components could result in an adversity in which we would be forced to seek an alternative source. Agreements with these suppliers are through routine purchase orders and, as noted above, in the case of the Bespak and 3M we pay a royalty fee to those suppliers for the use of their respective valves in an HFA GTN aerosol product we manufacture for one of our clients. If we fail to meet these suppliers’ payment terms, we may face delays or interruption of critical supplies for our production requirements.

     As of December 31, 2004, our key suppliers and their terms of payment were:

1.	Cebal UK Limited: Provides various types of cans. We pay Cebal at the end of the month following the date of invoice.

2.	Valois UK Ltd.: Provides valves for MDIs. We pay Perfect Valois on a pro forma basis, meaning that we pay in advance for our supply of valves from this company.

3.	LABLABO: Provides actuators for steroidal foam products. Payment terms are 30 days from the date of invoice.

4.	Bespak Europe Ltd.: Provides actuators/valves for MDIs and the Clickhaler device. Payment terms are 30 days from the date of invoice. Royalty fees to Bespak (0.5% of HFA GTN sprays) and 3M (5.5% of HFA GTN sprays) are due quarterly.

5.	Precision Valve (UK) Ltd.: Provides aerosol can valve supplier. Payment terms are 30 days from the date of invoice.

6.	Nussbaum (UK) Ltd.: Can supplier. Payment terms are 30 days from the date of invoice.

     As a result of our acquisition of our recent acquisition of the Aventis PR operation in Puerto Rico, many of our current suppliers will also be supplying our Manati Site, due to the complementary nature of that operation to our current business operations.

Inventories

     We maintain various levels of inventories of pharmaceuticals, raw materials and components to produce our products and drug delivery devices, which are stored in a warehouse at our production site in the United

Kingdom. Inventories are reconciled monthly and security measures are in place to avoid theft and unauthorized access. Additionally, in accordance with regulatory requirements finished products are quarantined in specific areas within our warehouse facilities before shipping to our customers. We do this to allow the completion of quality assurance testing on finished goods prior to shipping such products to our customers.

Product Development Capabilities

     Our development operation is comprised of a 13-person pharmaceutical research and development center, located at a 30,000 square foot leased laboratory and office complex in Manor Park, Cheshire, England. This development and testing center, that is a five minute drive from our Astmoor manufacturing site, provides analytical and formulation development, stability testing, scale-up and validation outsourcing services to our clients.

     On a contract or fee-for-service basis, we provide product research and development services to our customers in the respiratory, allergy, dermatological, and cardiovascular and topical disease areas. In addition to these services, our research and development group is now also actively involved in developing our own proprietary products, and seeking drug delivery extensions and improvement for existing marketed products. Our research and development group also provides our manufacturing services group with integrated support for product scale-up and commercialization activities, and explores ways to improve the quality and efficiency of our manufacturing processes. Our development scientists and associated laboratories have developed a number of pharmaceutical products for our clients. Such products are currently being supplied to these clients in a number of international markets. Early-stage development activities are outsourced when necessary to independent clinical research organizations to reduce overhead costs and increase efficiency.

     Our development operation, comprised of five separate areas listed below, is vertically integrated into our manufacturing operation, thereby allowing us to provide complementary scale-up and commercialization services for our manufacturing clients and to allow us to scale-up our own products, when developed, to commercial production.

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

Seasonality

     A number of our products are seasonal. Such products include the metered dose pump sprays such as the BDP aqueous nasal products that are supplied to the allergy market. Such products are predominantly produced early in the first quarter for sale in the spring season and then again in the third quarter for sale in the late summer (harvest season) of each year. We also manufacture a hydrocarbon-based product that is used in the treatment of head lice and this is produced during specific periods to allow its sale to coincide with the beginning of school terms.

Business Strategies

     We believe that our competitive strengths lie in our experienced management, our ability to offer specialized pharmaceutical development and manufacturing services, including product transition consulting services, and our blue-chip customer base. We intend to employ the following key strategic initiatives in order to leverage our strengths:

     Provide comprehensive sterile fill manufacturing and developmental services in the aerosol and topical spray market sector:

     We believe that the outsourcing of finished dosage form drugs is a growing trend in the pharmaceutical industry, resulting in an increasing demand for our services. By capitalizing on our niche sterile-fill pharmaceutical aerosol manufacturing technologies, we intend to provide our clients with commercial manufacturing capabilities that may be largely unavailable to our clients’ competitors. Additionally, through integrated late-stage drug development and manufacturing scale-up capabilities, we believe that we can enhance our clients’ competitive position by accelerating the time to market for their new pharmaceutical products. Due to the ensuing site-specific, regulatory authorizations for the manufacture of these products at our production facility, we believe we can retain the subsequent commercial manufacturing opportunities from clients.

     Develop and invest in specialized sterile-fill manufacturing processes that have significant barriers to entry:

     We believe that we must continue to expand our customer base by developing and investing in specialized sterile-fill manufacturing processes that constitute significant barriers to entry. We believe that most of our contract services growth opportunities will come from pharmaceutical companies’ requirements for highly specialized manufacturing technologies, for which they lack the required niche expertise or capacity, as well as from the increased presence of biopharmaceutical and virtual pharmaceutical companies in the healthcare market. These types of companies usually lack an in-house manufacturing infrastructure and, therefore, we expect that these companies will increasingly rely on us for their process development and production requirements. We believe that as we further develop our specialized manufacturing capabilities, we can maintain greater pricing power and margin growth as a result of increased demand. Based on our experience within the industry, we believe that potential clients may be unable to secure these specialized manufacturing capabilities elsewhere, while competitors may not be inclined to invest in specialized non-core manufacturing competencies that may take significant time and capital to develop.

     Enhance clients’ competitive position by accelerating time to market for new and innovative pharmaceutical products:

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

     Focus on quality, versatility, innovative solutions and outstanding customer service:

     We believe that our success is critically dependant upon achieving results for our clients by providing comprehensive and versatile development and manufacturing services in our targeted market sectors, which include the respiratory, allergy, dermatological and topical disease areas. We have integrated our development and scale-up capabilities with our manufacturing operations in order to allow ourselves to efficiently introduce new products or product line extensions into a targeted market area. Based on our experience, regulatory agencies such as the United States Food and Drug Administration (“FDA”) and the United Kingdom Medicines and Healthcare Products Regulatory Authority (“MHRA”) are continuously enacting new policies requiring more high quality control and quality assurance systems in the global pharmaceutical industry. As a result of these policies by the regulatory agencies, we believe that we must continually invest to maintain and upgrade our manufacturing and quality systems to meet the evolving requirements of such regulatory agencies, our customer’s needs, and our own requirements. We believe that we must also continue to enhance our staff training systems in order to improve our staff’s performance in line with our customers’ changing needs. We believe that manufacturing flexibility, along with a well-trained staff and high quality systems, will allow us to provide good customer service, and thereby enhance our competitive position and growth opportunities.

     Improve the organic growth of the business by introducing volume products that complement the existing product portfolio, especially via the introduction of our own proprietary products:

     We believe that we possess a blue-chip customer base that has an international presence and multinational distribution channels. Based on our review of publicly available documents, many of our customers are lacking one or more key pharmaceutical aerosol products in their product portfolio or are looking for product line extensions in niche market areas. We believe that by developing and licensing these types of niche products to our client base, we can significantly increase our manufacturing volume and enhance the commercial relationships we have with these customers. We believe that the Company can also take advantage of key strategic relationships with a number of our customers to exploit key and profitable niche market sectors in the aerosol pharmaceutical market. We believe that these customers would prefer to allocate capital and resources to sales and marketing functions, while leaving the manufacturing to companies like us. This may become even more prevalent in the event that highly specialized development processes or equipment is required. We believe this type of relationship may lead to a strategic relationship with such potential clients. These types of ventures may become even more prevalent in the event that a highly specialized development process or production equipment is required. We believe that such factors also facilitate the introduction of our Company’s own proprietary products, which will allow us to focus on materially higher profitable business opportunities while departing from lower profit activities.

     Capitalize on the increasing conversion from ozone-depleting CFC aerosol pharmaceutical products to non-CFC pharmaceuticals:

     We believe that we are one of the few pharmaceutical companies in the world that has proven experience in the conversion from CFC to CFC-free (namely HFA propellant) aerosol pharmaceuticals, and we have conducted such transition for clients in Europe and Canada. As the United States and countries in Asia and Latin and South America implement the phase-out of CFC pharmaceutical products in coming years, we plan to increase our contract development and manufacturing services in this area and also to leverage our CFC-to-HFA expertise into strategic partnering relationships, as well as to cultivate our Company’s own CFC-free proprietary products.

     Where feasible, acquire under-exploited, complementary pharmaceutical products and businesses that would benefit from our development and production expertise:

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

Insurance Coverage and Risk Management

     We maintain insurance coverage, including property, casualty and business interruption; foreign medical costs; freight; motor vehicles; title insurance on owned real properties; errors and omissions including product liability; and employee injury liability. We also maintain director and officer liability coverage. We now also maintain wind coverage for our Manati Site in the event of major weather catastrophes in that area.

     Our products must comply with the strict requirements of pharmaceutical manufacturers including those required by the United States’ FDA, the United Kingdom’s MHRA, the Canadian government’s TPD, and the European Union’s EMEA, plus general cGMPs (“current Good Manufacturing Practices”) required in the pharmaceutical industry.

     We also maintain a quality assurance group to ensure that production quality and associated documentation meet the requirements of our customers and regulatory authorities alike. The quality control group performs in-line testing during the manufacturing operations to ensure that the necessary standards are met and finished product testing to ensure that the products were manufactured in accordance to our customers’ specifications and regulatory requirements. All filled and packaged product is placed in quarantine to verify and ensure sterility before it is shipped to the customers. Regulatory agencies, local environment, health and safety authorities and the customers themselves, inspect and audit our facilities and operations on a regular basis.

Industry and Market Sectors

The Pharmaceutical Manufacturing Market

     According to two financial reports (National Bank Financial and CIBC World Markets) published in November 2001, market spending for global pharmaceutical manufacturing has reached $53 billion, or just over 13% of a total global pharmaceutical market of $400 billion. The $53 billion global manufacturing market represents both in-house and outsourced pharmaceutical manufacturing and is divided between two market segments: primary manufacturing and secondary manufacturing. Primary manufacturing relates to the manufacture of active pharmaceutical ingredients (“API”) in bulk. Spending in this segment has reached $19 billion. Secondary manufacturing refers to the processing of APIs into finished dosage-form pharmaceutical products (“fill and finish”). Spending in this segment has reached $34 billion. The highlighted reports further outline that of the total $53 billion spent annually on the pharmaceutical manufacturing market, approximately $14.8 billion of those expenditures are in the manufacturing outsourcing sector and approximately $38.4 billion of those expenditures are in the in-house manufacturing sector.

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

     Respiratory Market — According to publicly available published reports, the respiratory patient population is one of the fastest growing segments in the healthcare market. Asthma and chronic obstructive pulmonary diseases affect approximately 10% of the population in industrialized countries, with significant growth forecasted as a result of increasing incidents and awareness. This includes allergy, asthma, chronic obstructive pulmonary disease and coughs and colds. According to a recent respiratory market report by the industry research group Datamonitor, the global asthma market alone is estimated to have reached $11.5 billion annually. The United States is the largest national market, accounting for approximately 35% of the global asthma market. The U.S. market is followed by the Japanese market, which accounts for approximately 13% of the global asthma market. However, the United Kingdom has the largest market size per capita, due to high diagnosis and treatment rates and higher product prices there. Given that many of the branded inhalant products are scheduled to lose patent protection within the next three years, market demand and the subsequent development and production of such drugs should increase significantly. Additionally, due to the Montreal Protocol regarding the ban on ozone-depleting CFC sprays, there are new regulations that require companies to phase out CFC-containing inhalers and replace them with CFC-free inhalers, propelled by substances such as HFAs. Many countries, including the United States, have not yet implemented the phase-out of CFC propellants for medical products, whereas the European Community, Canada and Australia have generally phased out the use of CFC pharmaceuticals.

     We believe that we are one the few pharmaceutical companies in the world that has both CFC and HFA manufacturing capabilities. We also believe that we are one of a small number of companies that have the development capabilities to assist our clients in the transition from CFC to HFA inhaler applications.

     The Systemic Drug Delivery Market — Traditionally, the vast majority of medicines have been administered orally, either in solid/tablet or liquid form. Not all drugs can be taken effectively through the digestive tract and, therefore, must be administered parenterally, usually by injection. The inherent draw back to injections is in patient compliance and risk of infection when utilizing needle devices. Drugs administered through the lungs, however, also reach the circulatory system very quickly, bypassing the digestive track the same way as an injection. As there is no pain or reluctance associated with needle use, patient compliance may be much higher with oral-spray delivery. As a result, respiratory aerosols may be an excellent alternative to injections.

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

     The Dermatological Market — In 2001, the worldwide retail prescription market for dermatological pharmaceuticals was estimated by IMS Health to be $9 billion and growing at 5% per year. In the same year, the U.S. retail prescription market for dermatological pharmaceuticals was valued at $4 billion. The market is normally subdivided into five categories: retinoids (any of various synthetic or naturally occurring analogues of vitamin A), steroids, antifungals, antibiotics and other products. Such products are widely used to treat skin conditions, including: acne and atopic dermatitis, fungal infections, inflammation and psoriasis, baldness and for hair removal. In addition, such drugs are used for diagnostic procedures and to treat symptoms of aging, photo-damage and photosensitivity.

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

Competition

     According to two financial reports (National Bank Financial and CIBC World Markets) published in November 2001, and other publicly available documents, the global contract service industry was comprised of more than 1,000 contract manufacturing organizations (“CMOs”) and contract research organizations (“CROs”) combined. These reports further indicate that fewer than 20 of these CMOs and CROs are major participants in the pharmaceutical outsourcing industry. The majority of such competitors provide contract manufacturing services to third parties only if manufacturing capacity is available. In some cases, these competitors may also present acquisition opportunities as consolidation in the pharmaceutical industry continues.

     We believe that our major competition comes from in-house producers; i.e., those pharmaceutical companies that decide to commercialize and/or manufacture their required products at their own facility. These include major pharmaceutical companies, generic drug manufacturers and consumer health product companies. In the specialty pharmaceutical sector, we compete directly with several large and small pharmaceutical product development and manufacturing organizations. Many of our competitors, particularly large established pharmaceutical and biotechnology companies, have significantly greater resources than we do.

     We believe that we are able to compete effectively because we provide our customers with a spectrum of products and services in specialized niche areas but on a broad scale. Additionally, by leveraging integrated scale-up and pilot facilities, we can assist clients in developing sterile-fill manufacturing processes to commercialize new or innovative products in the aerosol drug delivery market.

     We believe that we are a leader in the development, commercialization and production of respiratory, dermatological and topical aerosols. We also believe that by focusing on selected niche sectors of the pharmaceutical market, we can effectively compete with our competitors by leveraging our experience, expertise and customer distribution channels on specialty pharmaceutical products that are positioned at a price point that is attractive to the payer community, including managed care, government formularies and the specialist physician population.

Trademarks, Patents and Licenses

     When we acquired Inyx Pharma on April 28, 2003, we acquired a number of licenses and other forms of intellectual property. Since that acquisition, we have also acquired a number of product licenses and drug delivery technologies that we believe will allow us to effectively compete in our targeted market sectors.

Pharmaceutical Manufacturing Licenses

     Inyx Pharma possesses a Manufacturer’s License, ML20165/1, granted by the MHRA and also possesses all the necessary authorities, approvals and certifications to conduct normal business activities within the United Kingdom. See “Government Regulation.” The license must be renewed every five years, and the next renewal is in February 2008.

Product Licenses

     Inyx Pharma owns product licenses granted by the MHRA in the U.K. market for Oxymetazoline decongestant nasal spray (expiration August 2005), Chlorhexidine Gluconate mouth spray (expiration December 2005) and Beclomethasone Dipropionate (“BDP”) nasal spray (expiration August 2008). Every license in the United Kingdom is granted for a period of five years. At that time, the product license is subject to a review by the MHRA. The MHRA reviews product stability, adverse event reports and any legislative changes that may have taken place within that five-year period that may have affected the licensing requirements for that product. During the review process, the subject company may continue to market the licensed product. Once the MHRA completes its review, it extends the expiration date on the license for another five years, when the licensing review cycle is repeated again.

     On April 26, 2004, we announced that we acquired a group of parenteral pharmaceutical product licenses (i.e., injections and irrigations that are administered intravenously) enabling the Company to enter the hospital supply market in the United Kingdom. These product licenses are issued by the MHRA and give us the exclusive production and distribution rights in the U.K. through September 2005 for a group of hospital products used in infusion, irrigation and injection applications. The products were acquired for a nominal fee from a pharmaceutical company that was placed in U.K. Administration in 2002. These products were acquired royalty free and are summarized as follows:

Product	Solution		Indication
Sterile Chlorhexidine Gluconate	0.2%		Disinfectant
Sterile Chlorhexidine Gluconate	0.05%		Disinfectant
Sterile Chlorhexidine Gluconate	0.1%		Disinfectant
Sterile Chlorhexidine Gluconate (Pink)	0.05%		Disinfectant
Sterile Chlorhexidine Gluconate (Pink)	0.5%		Disinfectant
Sterile Chlorhexidine Gluconate & Centrimide	0.15%		Disinfectant
Sterile Chlorhexidine Gluconate & Centrimide	0.05%		Disinfectant
Metrozol Injection	—		Antibiotic
Sodium Chloride	0.9%		IV Infusion
Glucose	5	%(1)	IV Infusion
Uroclens Chlorhexidine	N/A		Disinfectant
Uroclens Saline	N/A		Saline Solution

(1)	Other concentrations up to 50% are undergoing licensing renewals

     We are currently in discussions with a number of parties regarding the use of their sales and marketing and distribution capabilities to sell these products through their sales channels although currently no such agreements have been formalized. We also are attempting to identify and recruit a manufacturing partner for these products as we do not currently have the production capabilities to manufacture these products.

Medical Devices

     Inyx Pharma is also an ISO9001/EN 46001 registered company and as such is approved for the design, manufacture and inspection of pharmaceutical medical devices. Such medical devices include sterile saline for wound irrigation, ringers irrigation solution, sterile saline in a polyethylene bottle, sterile buffered saline for contact lens use, sterile saline aerosol for contact lens use, two step lens care system stage one-disinfecting solution and two step lens care system stage two-rinsing and neutralizing solution. Such certification must be renewed annually, and we received approval in March 2005 for the ensuing twelve months.

Registered Marks and Logos

     We are presently using and have filed trademarks on Inyx, Inyx Pharma and the associated logo (i.e., six square orange and grey boxes). In April, 2005, we received confirmation that our application to trademark the Inyx name and logo had been approved for the United States market. We are currently continuing such applications in other major countries.

Patents and Registered Design Rights

     Our customers’ patents and product licenses are owned by the respective client. On a contract basis, we manufacture products according to our customers’ specifications. Until we successfully develop and begin to market our own products, we will not have any design rights that are registered to our own brand items. At that time, we will seek trademark protection for any design rights or brand names for such products.

     On September 21, 2004, we announced that we had completed the acquisition of the patent rights to a novel platform technology, from Phares Technology B.V. (“Phares”),that we believe will enable us to more readily develop inhalation-therapy drugs, including combinations of inhalation drugs that cannot be readily combined in one drug delivery device. The Phares technology is based on the utilization of a lipid-binding matrix for delivering incompatible or unstable drug substances. For example, in November 2004, we received positive results from a two-year Phares stability study utilizing the lipid-binding matrix on an HFA-propelled bronchodilator (“Salbutamol”) for use in an MDI. We intend to now test the matrix on other types of respiratory drugs.

     Pursuant to our acquisition of the technology for use in inhalation-therapy drugs, Phares assigned all relevant patents to us. Such patents include “Methods of preparing proliposome dispersions and aerosols” and “Membrane lipid composition and method for its preparation.” The Phares technology is patented in the United States (U.S. Patent No. 5,141,674); Japan (Japanese Patent No. 2779 165); and Europe (EP Patent No. 0 309 464) and its major countries, including the United Kingdom, Sweden, Switzerland, Germany, France and Holland. The respective patents for Sweden, Switzerland, Germany, France, Holland and the United Kingdom were originally registered to Phares Pharmaceutical Holland B.V., which subsequently merged with Phares Technology B.V. on December 12, 2000.

     As additional consideration for the transfer of these patent rights, we paid Phares approximately $86,000 in transfer fees plus approximately $67,500 as support and management fees.

Confidential Information, Industrial Secrets, Trade Secrets and Know-how

     We have entered into confidentiality agreements with our employees and third parties including customers, suppliers and contractors.

     Confidential information, such as business proposals and/or plans, customer lists, profit projections, budgets, economic or market information and specific manufacturing methods, is limited to staff and customers on a “need to know” basis. Data such as manufacturing formulas and methods, forecasts etc. are held within databases under individual password control. We retain and control all associated soft copy and hard copy documentation.

     Our product formulation group has certain know-how in the development of new formulations and comparative brand leader testing, including associated testing for product submissions, in the pharmaceutical aerosol sector. Such core skills include polymer chemistry, colloid chemistry, drug design, powder technology, and formulation and device interactions. We also possess analytical skills to support these activities.

     Additionally, we believe that we have certain know-how and applicable expertise in the manufacturing scale-up and industrialization of certain pharmaceutical aerosol products, including:

1.	Metered dose inhalers — utilizing HFA 134a or CFC as propellants

2.	Sublingual and throat sprays — utilizing propellants or as pump sprays

3.	Dry powder inhalers

4.	Hydrocarbon topical and foam products

5.	Nasal pump sprays

6.	Barrier pack systems

     Currently, we protect this know-how and expertise through trade secrets and confidentiality agreements although we are in the process of further protecting our proprietary information with applicable patents. At this time, no such patents have been granted.

     As a result of our pending acquisition of the business assets of Aventis PR, subject to the successful completion of that transaction, we will be receiving from Aventis PR certain pharmaceutical know-how and technical data required to manage and operate an FDA-approved, regulatory compliant pharmaceutical operation in the respiratory, allergy and dermatological sectors.

Databases and Software Protection

     We have replaced our existing information technology and business management system with the Sage 500 Management Information System, which will be fully operational in the first half of 2005. This system is intended to support many of our business functions, including manufacturing, warehousing, distribution, logistics, sales reporting, accounting, inventory, quality control, budgeting, financial reporting, and operating and strategic reporting. In connection with the Sage 500 implementation, we have incurred total related costs of approximately $500,000 as a one-time cost for the purchase of hardware and operating software, and expect to incur an additional $500,000 in implementation costs, plus annual maintenance and support costs of approximately $65,000.

     Other databases including PEMAC (Planned Maintenance program), Prolog 4 (Payroll system), Maximizer (Customer Relationship Management system) and other Microsoft based systems are all individually licensed, and controlled and supported by our internal information technology group.

     As a result of our acquisition of the business assets Aventis PR, we acquired a JD Edwards Enterprise Management system, currently being utilized at our Manati Site.

Software

     As part of the Sage 500 Management Information system purchase, we will ultimately own both the associated hardware and operating system software (“Sage”) that will require newer version annual updates. The proprietary licenses for “off-the-shelf” software that we have traditionally utilized are held by the providers.

     As a result of our acquisition of the business assets of Aventis PR, we received from Aventis PR computer software, data and documentation related to the former Aventis PR aerosol and dermatological pharmaceutical operation at the Manati Site. All necessary licenses to operate our information systems at the Manati Site, including the JD Edwards enterprise management system, were transferred to Inyx USA by Aventis PR.

Domain Names

     We have registered several domain names, including “inyxinc.com,” “inyxcorp.com,” “inyxpharm.com,” “inyx-pharma.co.uk”, “inyx-pharma.com”, and inyxusa.com. Our primary website is located on the world-wide web at “inyxinc.com.”

Government Regulation

     Our business as a pharmaceutical company is regulated by government authorities in the United States, the United Kingdom, and other jurisdictions where we and our customers market and distribute products, including Canada, various parts of Europe and Latin America. We must ensure that our products and services continuously comply with strict requirements designed to ensure the quality and integrity of pharmaceutical products. These requirements include the United States Federal Food, Drug and Cosmetic Act (“FDC Act”) governed by the FDA and the MHRA under cGMP (“current Good Manufacturing Practices”) regulations for pharmaceutical manufacturers. Our products and services must also continuously comply with the requirements of the European Agency for the Evaluation of Medicinal Products (the “EMEA”), and the Canadian Therapeutic Products Directorate (the “TPD”). These regulations apply to all phases of our business, including drug testing and manufacturing; record keeping; personnel management; management and operations of facilities and equipment; control of materials, processes and laboratories; and packaging, labeling and distribution.

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

     Where a drug is acquired that has been previously approved by the FDA, both the Company and the former application holder are required to submit certain information to the FDA. This information, provided it is adequate, enables the transfer of manufacturing and/or marketing rights to take place. The Company is also required to advise the FDA about any changes that may affect the approved application as set forth in FDA’s regulations. Our strategy focuses on acquiring existing approved products or those in late-stage development, transferring manufacture to our own facilities to leverage our existing expertise and know-how where this is considered both economic and advantageous. In order to perform such transfers, we must demonstrate by filing information with the FDA that we are able to manufacture the product in accordance with cGMPs and the specifications and conditions of the approved marketing application. For changes where prior approval is required under FDA regulations, there is no assurance that such approval will be granted by FDA.

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

     In addition, modifications to or enhancements of manufacturing facilities may be subject to further additional approval by the FDA that may require a lengthy approval process. The Company’s manufacturing facility is subject to continual inspection from regulatory bodies and other government agencies such as the FDA, and manufacturing operations can be interrupted or halted if such inspection proves unsatisfactory.

     Our United Kingdom manufacturing facility holds a Manufacturer’s License granted by the U.K.’s Medicines Control Agency, which, on April 1, 2003, merged with the U.K.’s Medical Device Agency to form the MHRA. This license permits the Company to manufacture, control and supply pharmaceutical products to all markets provided that individual products meet with the specification in force within the particular territory that the product is marketed. The MHRA is very similar to the FDA in that it operates under formal legislation (in the U.K. known as The Medicines Act) that controls the approval of all medicinal products used within the U.K. As a member of the European Union, the MHRA also regulates products manufactured for sale both within the U.K. and the E.U. The MHRA is responsible for the review and approval of all license applications and, via its inspection and enforcement division, the inspection and control of manufacturing, assembly and labeling requirements for all medicinal products. As with the FDA, the MHRA has a legal jurisdiction whereby companies who are not compliant with license particulars (known as marketing authorizations within the E.U.) or cGMP can be heavily penalized, including seizure, cessation of manufacture, product recall or, in extreme cases, the cancellation of the manufacturer’s license. In this latter case, the manufacturing facility is unable to manufacture for any market. Monetary penalties can also be enforced subject to the judicial system approval within the U.K.

     Following an inspection, the MHRA issues a report (called a Post Inspection Letter) that highlights any observation or deficiencies noted at the facility, to aid the manufacturer to resolve any non-compliances noted during the inspection. At the last inspection in October 2001, a Post Inspection Letter was issued that highlighted a number of non-compliances to be addressed. This did not require the interruption of manufacturing activities nor require any impact upon products supplied from our facility, as the non-compliances issued were corrected.

     As a result of acquisition of the Aventis PR pharmaceutical manufacturing operation in Puerto Rico, we were also granted an FDA manufacturing license to manufacture pharmaceutical products at the site for U.S. markets.

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

     In addition to regulations that govern the manufacture and supply of pharmaceutical products, our facility is also subject to regulation by other agencies such as the United Kingdom’s Health and Safety, Executive Environmental Agency and other legislation within the U.K. (e.g., Labor Relations Act, etc.) that are applicable under the laws of the United Kingdom. Periodic inspection by the appropriate agencies occurs to ensure that we are in compliance with the requirements within the appropriate regulations whether these are local, state or national.

Employees

     As of December 31, 2004, we employed a total of 141 personnel, consisting of 6 senior executives, 4 senior managers, 18 managers, 11 clerical staff, 40 technical personnel (including 13 scientific research and development personnel), and 62 production and maintenance staff. Upon closing the Aventis PR transaction on March 31, 2005, we obtained 141 new employees in our Puerto Rico facility.

     Our success is heavily dependent on the performance of our executive officers and managers. We have entered into employment agreements with these individuals, including Dr. Jack Kachkar, our Chairman and Chief Executive Officer, Steven Handley, our President and Chief Production Officer and Colin Hunter, our Chief Scientific and Regulatory Officer and John Hamerski, Vice President and Chief Financial Officer. None of such persons has signified any intention to retire or leave the Company. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to motivate and retain these personnel. In addition, our proposed plan of product development and sales activities will require an increase in scientific, management and sales and marketing personnel, and an investment in the professional development of the expertise of our existing employees and management. We are currently seeking a chief financial officer and business development personnel to join our Company.

     All but six of our employees currently reside in the United Kingdom. Our Chief Executive Officer and three other key executives (our Vice President and Chief Financial Officer, our Vice President of Finance and our Executive Vice President of Corporate Development) reside in North America and our President and Chief Scientific Officer reside in the United Kingdom. Our senior sales and marketing executive is also located in Europe.

     Currently, none of our employees is a member of any union. Our United Kingdom subsidiary, Inyx Pharma, consults with its employees through a Joint Consultation Committee comprised of representatives across all levels of the business, and which is chaired by a senior manager. The purpose of that committee is consultative only. We believe that we enjoy favorable relations with our employees. We make available to our employees benefits consisting of a contributing and matching pension plan, available after one year of service, and life insurance benefits and stock options based upon the Company’s value and meeting performance targets.

Environmental Impact

     We utilize a variety of chemicals in our business, many of which are dangerous if used or handled improperly. As of December 2004, we utilized approximately 170 raw material chemicals to formulate over 160 bulk products that in turn are used to produce approximately 400 finished goods. A substantial number of the chemicals we handle are classified as dangerous due to their toxicity, corrosiveness, ability to cause irritation or flammability. Wastes from our manufacturing and testing processes are either collected in drums and removed by a waste contractor or discharged into public sewers pursuant to a Trade Effluent Discharge Consent. The Company takes stringent precautions in the storage and use of these materials and constantly trains its personnel in their use. Because of this, we have not caused any release of hazardous materials into the environment or exposed any of our employees to health risks. We maintain liability and product liability insurance covering the risks of such exposure, in amounts we deem to be adequate.

     Under government regulations governed by the Montreal Protocol on Substances That Deplete the Ozone Layer, chlorofluorocarbon (“CFC”) compounds are being phased out because of environmental concerns. We presently manufacture respiratory inhalers that utilize CFC gas as a propellant. Although, we have expertise in converting such products to non-CFC based respiratory inhalers and have commenced manufacturing non-CFC or hydrofluoroalkane (“HFA”) respiratory inhalers at our Inyx Pharma production facility, a small number of our customers continue to require CFC respiratory inhalers. These customers sell these products in a number of countries that still allow the import and marketing of CFC-based respiratory inhalers. We believe that we are able to successfully implement a complete transition to the use of CFC-free gas or HFA gas as a propellant in the development and production of respiratory aerosols, as may be required by the respective governing agencies.

     Additionally, a material element of our growth strategy is to expand our existing business through strategic acquisitions of other pharmaceutical manufacturing operations. Prior to making any such acquisition, we expect to first complete stringent environmental studies through the use of expert consultants to ensure that there are no existing or potential environmental hazards at the site or the potential to environmentally contaminate neighboring sites from the acquired site.

RISK FACTORS

     Persons interested in the Company should carefully review and consider the following risks as well as all other information contained herein or incorporated herein by reference, including our consolidated financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. To the extent any of the information contained in this report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on behalf of INYX and could materially adversely affect our financial condition, results of operations or cash flows.

RISKS RELATED TO OUR BUSINESS

We depend on our customers to continue outsourcing development and manufacturing.

     Our revenues are derived from manufacturing expenditures, and production-related compliance and testing and product development expenditures by pharmaceutical, biotechnology and medical device companies who are our clients. Currently, approximately 88% of our revenues are derived from contract manufacturing of pharmaceutical products and 12% from associated product development in support of our primary business. Our competitive position could be adversely affected if one or more of our major customers decided to manufacture their own products and/or move their associated product development and support requirements in-house. We believe we have benefited from the growing tendency of pharmaceutical and biotechnology companies to engage independent organizations to conduct development and testing projects and to produce the pharmaceuticals necessary for such projects and for commercial sale. A general economic decline in these industries or a reduction in the outsourcing of research, development, testing, or production activities by our customers would result in a loss of revenues and produce a material adverse effect on our business, financial condition, results of operations and cash flows.

We have a limited operating history.

     In April 2003, we acquired the common stock of Inyx Pharma, Ltd. (“Inyx Pharma”), which had only recently acquired certain assets and business of Miza Pharmaceuticals (UK) Limited (“Miza UK”) from an Administrator in the United Kingdom (the United Kingdom equivalent to a bankruptcy reorganization trustee). Miza UK had been in business since May 2001 when it acquired its business assets from CCL Industries, Inc. Prior to its acquisition of Miza UK’s business assets, Inyx Pharma had nominal operations and nominal net assets. Additionally, during the Administration process, our predecessor companies lost a significant amount of business and customer relationships, requiring us to engage in a significant rebuilding of the acquired businesses since early 2003. We are still engaged in this process and will face significant challenges to restore this business and create new sources of business. Therefore, our operating history and results of operations in our current configuration is limited only to approximately 25 months. Additionally, before our acquisition of Inyx Pharma, Ltd., the Company’s financial statements were qualified in each year of our existence by our auditors relating to an uncertainty in connection with our ability to continue as a going concern.

We have experienced recent operating losses and will require additional financing to fulfill our business plan.

     We have experienced operating losses in each quarter since our predecessor company was placed into Administration. For the year ended December 31, 2004, we had a net loss of approximately $16.9 million compared to a net loss of $13.4 million for the period from March 7, 2003 through December 31, 2003, subsequent to the write-off of deferred tax of $1.3 million in 2004 and other non cash charges of $2.4 million relating to the beneficial conversion feature relating to the convertible debt with Laurus Funds and the issuance of warrants and options for the year ended December 31, 2004. Comparatively, we had similar non-cash charges of $6.5 million for the period from March 7, 2003 through December 31, 2003. See “Management’s Discussion and Analysis of Financial Condition or Plan of Operations” for further details on our operations. As we continue to lose money and continue to require funding to implement our longer term business strategies, including the development of our own proprietary pharmaceutical products, we will continue to require external financing to operate and grow our business. Following our acquisition of Inyx Pharma, our financing activities have produced approximately $22 million in net proceeds. On a short-term basis, these financings have provided us with sufficient capital to fund all of our present operations, including our immediate capital expenditure plans and the commercialization of our first two proprietary products, which we plan to commence marketing in 2005. On a longer term basis, over the next three years, we will require additional funding of at least approximately $20.0 million by March 31, 2005, to fund our acquisition of the business assets Aventis PR,. plus approximately $8.0 million in additional annual funding in order to continue to implement our business development strategies, capital expenditure plans and the development and commercialization of our own proprietary pharmaceutical products. Additionally, we believe that we can enhance our competitive position through the acquisition of regulatory-approved pharmaceutical products and drug delivery devices for respiratory, dermatological, and topical and cardiovascular drug delivery applications or such products in development, including those through the acquisition of other pharmaceutical companies. We are actively pursuing or are involved in acquisitions that require substantial capital resources. In the event that we make such acquisitions or change our capital structure, we may be required to raise funds through additional borrowings or the issuance of additional debt or equity securities. Although we continue to take steps to grow our business, such as enhanced sales and marketing activities and expansion of our product development activities, there can be no assurance that we can establish such new sources of revenue and profitability. Furthermore, as we need additional funds to expand our sales and marketing activities and fully develop, manufacture, market and sell our potential products, we may have to delay our product development, commercialization and marketing programs if we are unable to continue to obtain the necessary capital to fund these operations. We cannot predict exactly if, or when, additional funds will be needed. We may obtain funds through a public or private financing, including equity financing, debt financing, a combination of debt and equity financing, and/or through collaborative arrangements. Additionally, we cannot predict whether any such financing will be available on acceptable terms. If our funding requirements are not met, we may have to delay, reduce in scope or eliminate some or all of our planned sales and marketing, and product development and commercialization activities.

We are highly leveraged and will need to generate positive cash flow to service our debt.

     As of December 31, 2004, our total indebtedness outstanding was approximately $7.7 million plus approximately $7.1 million in additional borrowings under a revolving line of credit. Our annual debt service requirements are approximately $990,000 (which includes approximately $450,000 relating to the service of the revolving credit facility). Such debt is secured by a lien on all of our assets and properties. The Company has an option of paying interest on these borrowings in cash or by issuing common stock, except the interest relating to the uncollateralized 6% promissory note due to Stiefel, Inc. (“Stiefel”) which amounts to approximately $240,000 per annum. This is based on a £2.5 million British pounds (or approximately $4.0 million based on currency exchange rates at the time the loan was issued) convertible loan provided to the Company by Stiefel on March 6, 2003. In the event we are unable to generate sufficient cash flow from our operations or use proceeds derived from our financing efforts, we will face difficulties in servicing our substantial debt load. Additionally, any default on our manufacturing and supply agreement with Stiefel that is not cured within 60 days gives Stiefel the right to demandaimmediate payment of all outstanding principal and accrued interest balances owed to them under their convertible note. As of December 31, 2004, the outstanding amount, including principal and interest, we owed under that note totaled approximately $4.25 million. Upon the occurrence of uncured defaults, we may be forced to seek protection from our creditors, which could also cause liquidation of Inyx in order to repay its creditors. Our long-term debt begins to mature in 2006, and we will be challenged to show results from the operating strategies described herein in order to produce sufficient cash flow to service our debt. In the event we use funds derived from our financing efforts to service our debt, such funds will not be available for use in our business operations for our working capital or business expenditure requirements. Additionally, we intend to raise capital to fund the acquisition of the business assets of Aventis PR through additional borrowings or the issuance of a combination of debt and equity securities, although we do not currently have any financing agreements or commitments in place with respect to such a financing plan.

     Subsequent to year end, on March 31, 2005, we entered into a new non-dilutive, asset base revolving credit, term loan and security agreement (“Debt Agreement”) totaling $46 million with Westernbank Business Credit Division of Westernbank Puerto Rico, Puerto Rico’s second largest bank and a wholly owned subsidiary of W Holding Company, Inc. The Debt Agreement provides up to $10.0 million under a revolving line of credit (the “Revolver”) secured by accounts receivables and inventory and up to $36.0 million under a series of four term loans (the “Term Loans”) secured by the Assets of the Inyx, Inc. and it’s subsidiary Inyx USA. The Term Loans consist of up to $5.0 million under a 5 year Term Loan for purchases of new Property, Plant and Equipment, a $14.2 million, 5 year Term Loan on existing equipment, an $11.8 million, 15 year Term Loan on Real Property and a $5.0 million mezzanine Term line secured by all other assets of the Company.

     The Revolver has a three year term and bears interest at the Westernbank prime rate plus 1.0%. The availability on the Revolver is based on a percentage of our accounts receivable, unbilled finished good inventory and raw and in-process inventory. The first three Term Loans bear interest at the Westernbank prime rate plus 2.0% with monthly payments commencing on July 1, 2005 through maturity. The mezzanine term loan bears interest at the rate of 15.0% with monthly principal payments commencing on July 1, 2005 through maturity.

     The availability under the Debt Agreement allowed the Company to complete the acquisition of certain assets and business of Aventis Pharmaceuticals Puerto Rico Inc. from Aventis Pharmaceuticals, Inc., a member of the sanofi-aventis Group, to restructure debt by repaying the $12.4 million Credit Facility with the Laurus Funds and to provide funding for working capital requirements.

We currently depend on certain customers for most of our revenues.

     Our largest customers account for a significant percentage of our total net revenue. For the year ended December 31, 2004, our top three customers accounted for approximately $7.5 million in net revenues or approximately 48% of total net revenues of approximately $15.7 million. During the year ended December 31, 2004, our top three customers were the Merck Generics group of companies (“Merck Generics”), accounting for approximately $4.2 million in net revenues or approximately 26.9% of total net revenues for the period; SSL International Plc (“SSL”), accounting for approximately $1.8 million in net revenues or approximately 11.3% of total net revenues; and Genpharm Inc. (“Genpharm”), accounting for approximately $1.5 million in net revenues or approximately 9.8% of total net revenues. In comparison, for the combined periods from Janaury 1, 2003 through March 6, 2003 and from March 7, 2003 through December 31, 2003, our top three customers accounted for approximately $6.6 million or approximately 43% of our total net revenues of approximately $15.5 million. These customers were Merck Generics, accounting for approximately $3.1 million in net revenues or approximately 20% of total net revenues for the reporting period; Genpharm, accounting for approximately $2.2 million in net revenues or approximately 14.4% of total net revenues; and SSL, accounting for approximately $1.3 in net revenues or approximately 8.5% of total net revenues.

     Until our acquisition of the business assets of Aventis PR, on March 31, 2005, our largest customer was the Merck Generics group of companies. Net revenues from that customer declined from $8.7 million or approximately 35% of total net revenues in 2002 to $2.5 million or approximately 19% of total net revenues during the comparative period in 2003. This was a result of the transition from chlorofluorocarbon (“CFC”) aerosol respiratory inhalers (“MDIs”) to CFC-free or hydrofluoralkane (“HFA”) MDIs over the comparative periods. This required transition was due to the Montreal Protocol Treaty requiring phase out of the consumption and production of ozone-depleting

CFC products and is being implemented in the entire pharmaceutical industry. The Merck Generics group of companies has already commenced this transition, which has resulted in a decrease in their requirements for CFC MDIs while it completes the development and commercialization of CFC-free or HFA MDIs. We expect that the Merck Generics group of companies will have completed such transition to CFC-free MDIs during 2005. We therefore believe that this will restore previously experienced revenue levels from the Merck Generics group of companies, once that company has fully commercialized such HFA MDIs. Even after our acquisition of the business assets of Aventis PR, there can be no assurance that our business will not continue to be dependent on certain customers or that our annual results will not be dependent upon the performance of a few large projects for specific customers. Due to the nature of the drug development process, significant customers in any one period may not continue to be significant customers in subsequent periods. Some customers may not seek our services for periods of a year or more during which they concentrate on testing and clinical trials related to the products we manufacture for them. We continually seek to increase our customer base as well as obtain new business from existing customers, whether or not significant contracts have expired or are expected to expire in the near future. The loss of business from a significant customer or the failure on our part to replace customers whose projects have been completed, either with new projects for such customers or any new customers, would result in a loss of revenues and produce a material adverse affect on our business, financial condition, results of operations and cash flows.

Because we currently operate some of our business under short-term agreements, we need to maintain or increase the number of longer-term agreements in order to grow our business on a sustained basis.

     Although we provide a number of our products to our customers under long-term, multi-year agreements, we also receive some of our business under significant individual purchase orders and short-term agreements with our customers. Our success will depend on our continued ability to develop and maintain our relationships with our significant customers. We need to continue to successfully negotiate an increased number of purchase orders to replace reduced orders with new business, and secure longer-term contracts with a larger number of clients in order to increase our revenues to grow our business base on a sustained basis. If we fail to maintain our current rate of incoming orders, our revenues would be adversely affected.

If we are not able to develop, manufacture and market and sell our own proprietary pharmaceutical products, our business and competitive position in the pharmaceutical industry may suffer.

     Our business growth strategy includes the development and sales of our own proprietary pharmaceutical products for respiratory, dermatological, topical and cardiovascular drug delivery applications through our own customers’ distribution channels or with strategic marketing partners. Although we have started developing our own proprietary pharmaceutical products, we have not yet begun the process of obtaining regulatory approvals for our planned products and have derived no revenue from any such proprietary products. Proprietary products currently under development include generic versions of non-CFC or HFA single molecule and combination drug respiratory inhalants, non-CFC propelled oral sprays for cardiovascular ailments, wound irrigation and cleansing sprays that utilize novel barrier technologies, and anti-inflammatory nasal pumps. We expect to introduce our first proprietary product, a private-label wound care aerosol spray utilizing a barrier-pack system, by the second half of 2005. We will compete with other pharmaceutical companies, including large pharmaceutical companies with financial resources and capabilities substantially greater than ours in the development and marketing of new pharmaceutical products or generic ones. Although we are building the resources to implement such a business strategy and grow our business, we cannot provide assurance that we will be able to successfully develop or commercialize our own pharmaceutical products, whether new products or generic ones, on a timely or cost-effective basis.

Our ability to market our own proprietary pharmaceutical products will face regulatory obstacles.

     We anticipate manufacturing and selling both pharmaceutical products and delivery devices for respiratory, dermatological, topical and cardiovascular applications. These types of products are subject to intense regulatory supervision and scrutiny, and will require significant outlays of resources and manpower to achieve regulatory approvals, depending on the geographic market. Approvals of new pharmaceutical products is a time-consuming and very expensive process involving testing, clinical trials and approvals at various stages of the process by the U.S. Food & Drug Administration (“FDA”), the Canadian Therapeutic Products Directorate (“TPD”), the U.K. Medicines and Healthcare Products Regulatory Authority (“MHRA”), the European Agency for the Evaluation of Medicinal Products (“EMEA”), and other such regulatory agencies where we manufacture or distribute our products or services. Although we have commenced the development of our own proprietary pharmaceutical products, we do not now have the capital and resources that are necessary to commence the clinical trials that are required to obtain the regulatory approvals to commercialize our planned proprietary products and, therefore, have not begun such development efforts. Approval of medical devices we create will also require approvals from the FDA, MHRA, TPD, EMEA and other such regulatory agencies. Such medical devices may also be subjected to patent review and possible disallowance.

Our ability to obtain regulatory approval for our products will require extensive testing, and we lack the resources to conduct such testing.

     Once products are developed, they cannot be marketed until the completion of extensive testing and field trials. While we have the ability to perform some of the testing, we will require the help of other companies and consultants. In addition, we do not presently have the capital resources to begin the process of conducting testing and trials necessary to obtain regulatory approval. At any stage of the testing process, there are the risks of injury to test subjects, and regulatory cessation of the process despite having invested significantly in the product, due to risk of harm, inefficacy of the products and many other reasons. There is no assurance we can obtain all required regulatory approvals necessary to develop and commercialize our own pharmaceutical products. Even if we successfully develop and commercialize a regulatory-approved pharmaceutical product, we may not be able to generate sales sufficient to create a profit or otherwise avoid a loss. As a result, there is a prolonged lead-time to begin the development and sale of such products, and therefore these products will not become available for sale in the foreseeable future. If we cannot successfully develop, commercialize and market our own pharmaceutical products, including the failure to obtain the necessary regulatory approvals to market such products, we would miss a strategic opportunity to grow our business.

If we are able to develop proprietary pharmaceutical products, there is no assurance we can market them successfully.

     We do not have a sales force capable of marketing any pharmaceutical products that we are able to develop and obtain approval for. We may either have to invest in creating such a sales force, attempt to create strategic marketing alliances with our existing customers and/or establish strategic marketing relationships with other companies in the industry. Our only agreement to date in this regard is to market products we produce for Stiefel Laboratories in markets it does not enter. To date, no sales have been made under this arrangement.

Our lack of sales and marketing experience could affect our ability to market our potential products, which could adversely affect our potential revenues from future product sales.

     Currently, we have no experience in developing, training or managing a sales force. We will incur substantial additional expenses if we have to undertake these business activities, and the costs of establishing a sales force may exceed our product revenues. In addition, we compete with other pharmaceutical companies, including large pharmaceutical companies which have financial resources and sales and marketing capabilities and expertise substantially greater than ours. As a result, any marketing and sales efforts that we may undertake on our own may be unsuccessful and may deplete our limited capital resources.

If we cannot implement our strategy to grow our business through product and company acquisitions, our business and competitive position in the pharmaceutical industry will be impeded.

     Our current business is limited to contract manufacturing of pharmaceutical delivery devices filled with pharmaceuticals we manufacture to our customers’ specifications, and the research and testing of pharmaceuticals under development by our customers. Our business strategy includes enhancing our competitive position in the pharmaceutical industry through acquisitions of regulatory approved pharmaceutical products and drug delivery devices for respiratory, dermatological, and topical and cardiovascular drug delivery applications or such products in development, including through the acquisition of other pharmaceutical companies. Other pharmaceutical companies, most of which have substantially greater financial, marketing and sales resources than we do, compete with us for the acquisition of such regulatory approved products, products in development or pharmaceutical companies. The inability to effect acquisitions of such regulatory approved products, products in development, or other pharmaceutical industry assets will limit the rate of growth of our business. Furthermore, as we have limited sales and marketing capabilities and lack an integrated product sales force, even if we obtain rights to a regulatory approved pharmaceutical product or acquire a company, we may not be able to generate sales sufficient to create a profit or otherwise avoid a loss. We are engaged in product and corporate acquisition discussions with various parties. It is not appropriate to disclose these early-state efforts, because (i) there are too many uncertainties whether such contemplated transactions will be completed, (ii) disclosure could arouse an interest in our Company that may later prove to be unjustified, and (iii) our competitors may also have an interest in the identified targets and, in turn, may adversely compete with us for those targets. If successful in agreeing to terms and conditions on such acquisitions, there is also no certainty that we will be able to raise sufficient capital through additional borrowings or the issuance of additional debt or equity securities to successfully complete such transactions.

We will face challenges in the integration of acquisitions and if we cannot integrate the business, products or companies we acquire, our business may suffer.

     The integration of acquired products or pharmaceutical companies into our business will require significant management attention and may require the further expansion of our management team or the implementation of our own sales force. In addition, in order to manage such acquisitions effectively, we will be required to maintain adequate operational, quality and regulatory, financial and management information systems and motivate and effectively manage an increasing number of employees and sales personnel. Furthermore, any such acquisition may initially have an adverse effect upon our results of operations while the acquired business is adapting to our management and operating practices. Our future success will also depend in part on our ability to retain or hire qualified employees to develop, sell and market our own products and to manage and operate newly acquired companies and products in accordance with applicable regulatory standards and on an efficient and cost-effective basis. There can be no assurance that we will be able to successfully integrate the operations of any company or products we may acquire. There also can be no assurance that our personnel, systems, procedures and controls will be adequate to support our continued growth. If we cannot integrate our acquisitions successfully, the associated costs and loss of opportunity could have a material adverse effect on our business and financial condition. Moreover, in the event we are unable to successfully integrate the operations of an acquisition, we may consider available strategic alternatives, including possible dispositions.

     We expect that the Aventis PR business acquisition, closed on March 31, 2005, will more than triple our existing business, facilities and staff. The operation is located in Manati, Puerto Rico, and consists of five buildings totaling approximately 140,000 square feet and extending over 9.5 acres. Aventis PR had 322 employees, of which we have retained approximately 141, We will face significant challenges in managing the sudden growth we expect to experience including integrating the Puerto Rico facilities and employees into our Company, and the need to fully integrate our management staff at all of our business operations. There will be a further challenge to integrate the cultures of our United Kingdom and Puerto Rico units, and promote cooperation and synergy in our operations, which will include the integration of information technology systems. If we have any significant delays in integrating the Aventis PR acquisition into our business, there is no assurance that we can operate that facility profitably.

We may be unable to obtain financing for the acquisitions that are available to us.

     We will attempt to obtain financing for acquisition opportunities through a combination of loans and equity investments from commercial sources, seller debt financing, issuance of our equity securities as part of the purchase price, and other sources. Commercial sources will tend to come from investment funds, private equity funds and other non-traditional sources, usually at a very high borrowing cost. Use of our equity securities could result in material dilution to our existing stockholders. There can be no assurance that we will be able to obtain adequate financing for further acquisitions or that, if available, such financing will be on favorable terms. We raised capital to fund the acquisition of the business assets of Aventis PR through asset-based secured borrowings, which will significantly increase our debt-service obligations in advance of receiving steady revenues, which may place a temporary strain on our limited working capital.

If we fail to meet governmental regulations, we may not be able to sell our pharmaceutical products or services.

     We must ensure that our products and services continuously comply with strict requirements designed to ensure the quality and integrity of pharmaceutical products. These requirements include the United States Federal Food, Drug and Cosmetic Act governed by the U.S. Food and Drug Administration (the “FDA”) and FDA-administered cGMP (“current Good Manufacturing Practices”) regulations for pharmaceutical manufacturers. Our products and services must also continuously comply with the requirements of the regulatory agencies where we distribute our products or services, including the United Kingdom Medicines and Healthcare Products Regulatory Authority (the “MHRA”), the European Agency for the Evaluation of Medicinal Products (the “EMEA”), and the Canadian Therapeutic Products Directorate (the “TPD”). These regulations apply to all phases of our business, including drug testing and manufacturing; record keeping; personnel management; management and operations of facilities and equipment; control of materials, processes and laboratories; and packaging, labeling and distribution.

     To date, we have been able to comply with these governmental regulations. However, the U.S. Congress, the FDA, the TPD, the MHRA, the EMEA and the pharmaceutical regulatory agency of any other country where we distribute our products or services could impose stricter regulations in the future. Because we have a small staff with regulatory expertise, we may have difficulty in quickly changing our methods to comply with stricter regulations. If we fail to comply with any of the regulations governed by a particular pharmaceutical regulatory agency, the regulators can disqualify any data we collect in our product development process for that country or bar us from manufacturing pharmaceutical products or terminate our ongoing pharmaceutical product research for that country. If we violate regulations, we could face other forms of regulatory sanctions including fines and civil penalties, the recall of affected products, or restrictions on our operations. In severe cases, the authorities could close our facilities. If the authorities disqualified our data, barred our products or closed our facilities, even for a short period of time, our reputation could be severely damaged. This would make it difficult for us to obtain new purchase orders and contracts and could have a materially adverse effect on our business, financial condition, results of operations and cash flows.

We face potential liability for injuries to persons who use our products.

     We develop, formulate, test and produce pharmaceutical products for others intended for use by the public. Such activities could expose us to risk of liability for personal injury or death to persons using such products, notwithstanding that we do not commercially market or sell products of our own directly to the public. In contracts for the production of FDA-approved products for commercial sale, we seek to reduce our potential liability through measures such as contractual indemnification provisions with customers (the scope of which may vary from customer to customer and the performance of which are not assured) and by the insurance maintained by us and our customers. Development services are typically undertaken pursuant to purchase orders that do not include specific indemnification or insurance provisions. Although we believe that this practice is typical in the industry, we could be materially adversely affected if we were required to pay damages or incur defense costs in connection with a claim for which no indemnity agreement is applicable; that is outside the scope of any applicable indemnity agreement; if the indemnity, although applicable, is not performed in accordance with its terms; or if our liability exceeds the amount of applicable insurance or indemnity. We currently maintain product liability insurance limited to approximately $9 million with respect to these risks, and we believe such coverage is adequate for our present level of operations.

We will be subject to the risks of doing business in developing countries.

     We are marketing and selling our consulting services to customers in developing countries including those in Latin America. Accordingly, we will be subject to all the risks of doing business with customers in such countries, including dealing with:

-	trade protection measures and import or export licensing requirements;

-	difficulties in enforcing contracts;

-	difficulties in protecting intellectual property;

-	unexpected changes in regulatory requirements;

-	legal uncertainty regarding liability, tax, tariffs and other trade barriers;

-	foreign exchange controls and other currency risks;

-	inflation;

-	challenges to credit and collections;

-	expropriation; and

-	government instability, war, riots, insurrections and other political events.

     Although we may seek to obtain political risk insurance covering some of the events listed above, insurance proceeds under such policies would likely not cover all losses, and such insurance may not be available on commercially reasonable terms, or at all to us.

If we fail to obtain the necessary governmental permits, authorizations or export certificates, we may not be able to sell our products or services in a particular jurisdiction.

     We have been informed by the United Nations Development Programme (“UNDP”) that our subsidiaries, Inyx Canada and Inyx Pharma have been selected to participate in the United Nations’ Montreal Protocol implementation project to assist developing countries replace ozone-depleting CFC propellants with ozone-friendly CFC-free propellants in essential-use pharmaceutical products. The Montreal Protocol is an international agreement signed by 180 countries (both developed and undeveloped nations) designed to eliminate the production and consumption of substances that deplete the stratospheric ozone layer. The project for the reduction of the use of CFC’s within the pharmaceutical industry is funded by the United Nations Multilateral Fund (“MLF”) and administered by the UNDP Montreal Protocol.

Any delays or difficulties in the manufacture of our own products or our customers’ products may reduce our revenues, profit margins, limit the sales of our products, or harm our reputation.

     We manufacture all of our customers’ products, and intend to manufacture the significant majority of the pharmaceutical products we plan to develop or are presently developing proprietarily, at our Inyx Pharma Runcorn facility in the United Kingdom, and at our Inyx USA Puerto Rican facility, if and when we close on that transaction. Many of our production processes are complex and require specialized and expensive equipment. Any unforeseen delays or interruptions in our manufacturing operations may reduce our revenues and profit margins. Additionally, our facilities utilize gases that are considered to be explosive; therefore, exposed flames and other sources of ignition represent a significant risk to manufacturing capability. We believe we have taken the necessary preventative measures to mitigate such risk. All electrical circuits are flame-proofed and all sources of ignition are strictly prohibited from the facility. However, there can be no assurance that such safety features will prevent significant damage to our facilities due to accidents. In addition, our manufacturing output may decline as a result of other accidents, power outages, supply shortages, natural disasters, or other disruptions of the manufacturing process.

     Any inability to resume manufacturing after an interruption would have a significant material adverse effect on our business. A long delay in the resumption of the manufacturing operation may cause growing demand for our customers’ products or our planned products, which may exceed our ability to supply the demand if we are successful in resuming our manufacturing operations. If such a situation were to occur, it may be necessary for us to seek an alternative manufacturing source, which could materially adversely impact our ability to meet our customers’ demands or our own requirements, or meet our customers’ and our own pricing and distribution requirements. We cannot provide assurance that we may be able to find or utilize another facility in a timely or cost-effective manner to continue to manufacture products for us and our customers. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.

Any delays or difficulties in the supply of key materials or components for our own products or our customers’ products may reduce our revenues, profit margins, limit the sales of our products, or harm our reputation.

     We utilize a variety of suppliers as indicated by our customers’ requirements and our own product development and manufacturing needs. We depend on six critical suppliers for certain products. These suppliers are: Cebal, which provides us with cans; Perfect Valois, which provides valves for aerosol pharmaceutical products; Lablabo, which provides actuators for steroidal foam products; Bespak, which provides valves for pharmaceutical respiratory inhaler devices; Precision Valve which provides us with aerosol valves; and Nussbaum & Guhl, which also provides us with cans. We will also utilize these suppliers at our Inyx USA Puerto Rican facility. As we are dependant on these suppliers in order to deliver goods and services to our customers, any interruptions, delays, or the loss of any of these suppliers could have a material adverse affect on our business and operations in which we may be forced to seek an alternative source, thereby delaying the delivery of our products and services to our customers. In such an event, our reputation with our customers could be severely damaged, which may make it difficult for us to maintain our current purchase orders and contracts with affected customers or obtain new purchase orders and contracts from that customer. We do not have long term supply contracts with our suppliers other than routine purchase orders. This generally serves to reduce our commitment risk but does expose us to supply risk and to price increases that we may not be able to pass on to our customers.

If the implementation or integration of a new information technology system is not successfully completed, our business could be disrupted.

     In November 2003, we began the process of implementing a new information technology system, the Sage 500 Management Information System (“Sage 500 MIS”). The first phase of this project was successfully completed in January 2004. We have commenced the second phase of this project, which includes the balance of the modules to be implemented by early 2005. In connection with this implementation, we will incur additional related costs of approximately $500,000, plus annual maintenance costs of approximately $65,000. The Sage 500 MIS is intended to support many of our business functions, including manufacturing, warehousing, distribution, logistics, sales reporting, accounting, inventory, quality control, budgeting and financial reporting, and other company functions. We are utilizing a controlled project plan consisting of the noted two phases to ensure the successful implementation of this information technology system; however, in the event we do not successfully implement this system in a timely manner or in the event the new system does not operate as expected or designed, our business could be disrupted and we may have to incur additional expenses to rectify such potential problems. We could also incur additional costs to ensure complete and accurate conversion of historical information from the old to the new system. Additionally, as a result of our acquisition of the business assets of Aventis PR, we may incur unforeseen costs or have business disruptions attempting to integrate our existing information systems and database with that operation’s existing information technology systems, which includes a JD Edwards enterprise resources planning system.

As a public company, we may incur increased costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance matters and public disclosure.

     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the United States Securities and Exchange Commission (“SEC”), and by our principal trading market, will result in increased costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements.. These laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot estimate the amount or timing of additional costs we may incur as a result of these laws and regulations.

We must maintain and add key management and personnel.

     Our success is heavily dependent on the performance of our executive officers and managers. We have entered into employment agreements with these individuals, including Jack Kachkar, our Chairman and Chief Executive Officer, Steven Handley, our President and Chief Production Officer, Colin Hunter, our Chief Scientific and Regulatory Officer and John Hamerski, our Vice President and Chief Financial Officer. None of such persons has signified any intention to retire or leave the Company. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to motivate and retain these personnel. In addition, our proposed plan of development will require an increase in scientific, management and sales and marketing personnel, and investment in the professional development of the expertise of our existing employees and management. We are currently seeking a chief financial officer and sales and marketing personnel to join our Company. Although we have been able to hire and retain qualified personnel, due to our limited financial resources, there can be no assurance that we will be successful in obtaining, recruiting and retaining such personnel in sufficient numbers to maintain our revenues or results of operations at their current levels or successfully implement our growth strategy.

Foreign exchange risks may result in losses due to fluctuations in the rates of currency exchange.

     Currently, most of our sales occur outside the U.S. market and are denominated in foreign currencies, principally, the Great Britain Pound (£) and the Euro Dollar (€). Additionally, we purchase our raw materials and components from a variety of foreign sources, also denominated in foreign currencies. We are particularly sensitive to movements in exchange rates between the British pound and the U.S. dollar, and to a lesser extent, the Euro and the Canadian dollar. In 2003, more then 76% of our consolidated sales were realized in British pounds (including a Canadian customer), the balance of the consolidated sales were to customers in the European Union and realized in Euros. While we incur expenses in those currencies, the impact of these expenses does not fully offset the impact of currency exchange rates on our revenues. As a result, currency exchange rate movements can have a considerable impact on our earnings. For example, in 2003, our gross profit decreased by 57% as compared to 2002. However, at 2002 exchange rates, our gross profit would have decreased by 65%. We do not currently engage in any hedging activities designed to stabilize the risks of foreign currency fluctuations. However, we intend to implement hedging transactions in the future. Such fluctuations could adversely affect the value of our revenues and the results of our operations stated in U.S. Dollars.

     In many circumstances, revenues generated by foreign subsidiaries will generally be collected by our foreign subsidiaries in the local currency. By contrast, some significant liabilities of our foreign subsidiaries, such as liabilities for the financing of new plant and equipment, may be payable in U.S. Dollars or in currencies other than the local currency. As a result, any devaluation in the local currency relative to the currencies in which such liabilities are payable could increase the U.S. Dollar amounts payable and negatively impact liquidity and earnings. Moreover, revenues and expenses of our foreign subsidiaries are realized in their local currencies and then translated into U.S. Dollars on a consolidated basis. As a result, fluctuations in foreign currency exchange rates in markets where we derive significant revenue have significant operations or purchase necessary materials, components and supplies could have a material effect upon the amount of our revenues, expenses and results of operations, as well as the value of our assets and liabilities.

RISKS RELATED TO OUR INDUSTRY

We face significant competition from pharmaceutical companies and others, which may cause us to lower prices or lose business.

     We compete directly with several pharmaceutical product development organizations, contract manufacturers of pharmaceutical products and university research laboratories. Most companies who produce pharmaceutical products do not engage in product development. Historically, most companies who provide product development services do not also have the equipment or expertise to manufacture products. However, many of our competitors, particularly large established pharmaceutical and biotechnology companies, have significantly greater resources than we do. If any of these current competitors, or new competitors, decide to provide the same services that we provide at lower prices, we may be forced to lower our prices or lose business. In addition, in some situations our customers and potential customers may determine to retain the manufacture of devices to deliver their products, depriving us of the potential business from these services. Upon the happening of any of these events, our revenues and profitability will decrease. Because many of our competitors have substantially greater financial resources, they would be able to sustain these pricing pressures better than we could. We are a small company with limited financial resources, so such pricing pressure could have a greater adverse effect on our business than it could on a larger, better capitalized company.

Our revenues may be adversely affected by generic competition to our customers’ branded products or branded products that we develop or acquire.

     As we receive revenues for the contract development and manufacturing of our customers’ branded pharmaceutical products, these revenues, and the potential revenues from the commercialization and marketing of our own proprietary branded products, may be adversely affected if such branded products begin to face generic competition. In addition to the generic competition that our own potential products may face, if the entry of a generic product negatively affects a particular branded product’s market share, our customers’ product requirements for these branded products may decline thereby adversely affecting our business with these customers. Additionally, our customers’ market share for their branded products may be reduced due to governmental and other pressures to reduce costs through the increased use of generic substitutes. Also, our potential branded products or our customers’ branded products for which there is no generic form available may face competition from different therapeutic agents used for the same indications for which such branded products are used. Increased competition from the sale of generic pharmaceutical products or from different therapeutic agents used for the same indications for which such branded products are used may cause a decrease in revenue from the development, manufacturing and sale of these branded products.

We may face product development competition from pharmaceutical companies and others.

     Our business growth strategy includes the development and sales of our own pharmaceutical products for respiratory, dermatological and topical drug delivery applications. We will compete with other pharmaceutical companies, including large pharmaceutical companies with financial resources and capabilities substantially greater than ours, in the development and marketing of new pharmaceutical products or generic ones. We may therefore face competition from such companies that may develop products or acquire technologies for the development of products that are the same as or similar to the products we presently have in development or plan to develop. Because there is rapid technological change in the industry and because many other companies may have more financial resources than we do, such companies may develop or license their products more rapidly than we can, complete the applicable regulatory approval process sooner than we can, market their products before we can market our products or offer these new products at prices lower than our prices. Additionally, technological developments or the regulatory approval of new therapeutic indications for existing products may make the products we are developing or planning to develop difficult to market successfully or obsolete. Such events may have a negative impact on the sales of our newly developed products and result in a depletion of the capital we have available to pursue these products.

Our business involves environmental risks and we may incur significant costs complying with environmental laws and regulations.

     We utilize a variety of chemicals in our business, many of which are dangerous if used or handled improperly. As of December 2004, we utilized approximately 170 raw material chemicals to formulate over 160 bulk products that in turn are used to produce approximately 400 finished goods. A substantial number of the chemicals we handle are classified as dangerous due to their toxicity, corrosiveness, ability to cause irritation or flammability. Wastes from our manufacturing and testing processes are either collected in drums and removed by a waste contractor or discharged into public sewers pursuant to a Trade Effluent Discharge Consent. The Company takes stringent precautions in the storage and use of these materials and constantly trains its personnel in their use. Because of this, we have not caused any release of hazardous materials into the environment or exposed any of our employees to health risks. We maintain liability and product liability insurance covering the risks of such exposure, in amounts we deem to be adequate.

     Under government regulations governed by the Montreal Protocol on Substances That Deplete the Ozone Layer, chlorofluorocarbon (“CFC”) compounds are being phased out because of environmental concerns. We presently manufacture respiratory inhalers that utilize CFC gas as a propellant. Although we have expertise in converting such products to non-CFC based respiratory inhalers and have commenced manufacturing non-CFC or hydrofluoroalkane (“HFA”) respiratory inhalers at our Inyx Pharma production facility, a small number of our customers continue to require CFC respiratory inhalers. These customers sell these products in a number of countries that still allow the import and marketing of CFC-based respiratory inhalers. As the CFC gas is sold to us under strict European Union guidelines and quotas, if customer demand exceeds our present quota, our ability to manufacture CFC-based respiratory inhalers can be materially adversely affected, which could result in lost sales opportunities. Presently, our quota is sufficient to meet our customers’ demand.

RISKS RELATED TO OUR STOCK

We do not expect to pay dividends.

     We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, for the foreseeable future, we intend to retain profits, if any, to fund our planned growth and expansion.

Shares that may be eligible for future sale may adversely affect the market price of our Common Stock.

     Sales of substantial amounts of Common Stock by shareholders in the public market, or even the potential for such sales, are likely to adversely affect the market price of the Common Stock and could impair our ability to raise capital by selling equity securities. As of April 15, 2005, we believe that approximately 5,000,000 of the 38,983,983 shares of Common Stock currently issued and outstanding are freely transferable without restriction or further registration under the securities laws, unless held by “affiliates” of the Company, as that term is defined under the securities laws.

Our company is substantially controlled by our management team.

     As of April 15, 2005, the executive officers, key employees and directors of our Company and their family members, associates and their affiliates beneficially owned approximately 48% of the shares of outstanding common stock. Accordingly, and because there is no cumulative voting for directors, our executive officers and directors will be in a position to influence the election of all the directors of the Company and to control through their stock ownership the business of the Company. The management of the Company is controlled by our Board of Directors, comprised of two independent directors and three executive directors consisting of the Chairman and Chief Executive Officer of the Company, the President of the Company, and the Executive-Vice President and Chief Scientific Officer of the Company.

We have certain anti-takeover provisions that may entrench management and make their removal from office more difficult.

     Our Articles of Incorporation and Bylaws make it difficult to effect a change in control of the Company and replace incumbent management. Our Articles of Incorporation authorize the Board of Directors to issue preferred stock in classes or series, and to determine voting, redemption and conversion rights and other rights related to such class or series of preferred stock that, in some circumstances, could have the effect of preventing a merger, tender offer or other takeover attempt which the Board of Directors opposes. Such provisions could also exert a negative influence on the value of the common stock and of a shareholder’s ability to receive the highest value for the common stock in a transaction that may be hindered by the operation of these provisions. The Company’s directors may be elected for three-year terms, with approximately one-third of the Board of Directors standing for election each year, which may make it difficult to effect a change of incumbent management and control. In addition, directors may be removed only for “cause” as defined in our Articles of Incorporation and Bylaws, and our Bylaws require an action by more than two-thirds of shares outstanding to call a special meeting of shareholders. All of these features may also serve to entrench management and make their removal more difficult.

There is potential volatility in the price of our stock.

     The market price of the shares of our common stock, like the securities of many other Over-The-Counter traded companies may be highly volatile. Such price has ranged from $0.30 to $2.85 since late 2002. See “Price Range of Common Stock and Dividend Policy.” Factors such as developments in our relationships with our customers, material adverse events to our customers, changes in U.S. FDA and other governmental regulations, market changes in the pharmaceutical industry, loss of key company executives, sales of large numbers of shares of our common stock by existing stockholders and general market conditions may have a significant effect on the market price of our common stock. In addition, U.S. stock markets have experienced extreme price and volume fluctuations in the past. This volatility has significantly affected the market prices of securities of many pharmaceutical and biotechnology companies, and companies such as ours in related industries, for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

If outstanding options and warrants are converted, the value of those shares of common stock outstanding just prior to the conversion will be diluted.

     As of December 31, 2004, there were outstanding options and warrants to purchase 25,155,687 shares of common stock, with exercise prices ranging from $0.80 to $3.10 per share. Currently, the market price of our common stock is lower or near the exercise price of all options and warrants, so their exercise is unlikely at this time. However, if the stock price rises and if the holders exercise a significant number of these securities at any one time, the market price of the common stock could fall. The value of the common stock held by other shareholders will be diluted. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. If the market price of the common stock does not rise above the exercise price of these securities, then they will expire without exercise. The holders of these options and warrants may also exercise their securities if we are able to raise capital privately or from the public on terms more favorable than those provided in these securities. We cannot predict exactly if, or when, such a financing will be needed or obtained. Furthermore, we cannot predict whether any such financing will be available on acceptable terms, or at all.

ITEM 2. PROPERTIES

Properties

     Our principal executive offices are located at 825 Third Avenue, 40th Floor, New York, New York 10022, consisting of approximately 4,000 square feet of leased space at an annual rent of $120,000.

     Our UK manufacturing facilities are situated over seven proximate locations in Runcorn, Cheshire, England. These sites are combined into the 60,000 square feet manufacturing facility in the Astmoor Industrial Estate. Five of these sites are owned by Inyx Pharma and two are leased from the Warrington and Runcorn Development Corp. for annual rents of $45,000 and $163,000, respectively.

     Our development facility in the United Kingdom occupies a 30,000 square foot facility nearby the manufacturing site, in the Seymour Court Manor Park area owned by the Borough council. Annual rent is $127,000.

     Our Inyx Canada subsidiary leases approximately 2,800 square feet of office space for an annual cost of approximately $46,000 at 4141 Yonge Street, Suite 205, Toronto, Ontario M2P 2A8.

     Our Inyx USA subsidiary owns and operates a 140,000 square foot pharmaceutical manufacturing facility consisting of five buildings extending over 9.5 acres in Manati, Puerto Rico. The site is located about 30 miles outside of San Juan, at 604 San Jose Road, Cotto Norte Industrial Park, Manati, 00674 (the “Manat☐ Site”).

     All such facilities are deemed to be adequate for the Company’s present needs.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved from time to time in legal proceedings and litigation incidental to the conduct of its business. No pending legal proceeding is deemed by the Company to pose the risk of any material adverse effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK AND DIVIDEND POLICY

Market Information

     Our common stock is traded in the over-the-counter market on the NASDAQ OTC Bulletin Board under the symbol IYXI. The following table shows the price range of the Company’s common stock since it was initially quoted in February 2003 until December 31, 2004. Prior to May 14, 2003, our common stock traded in the over-the-counter market on the NASDAQ OTC Bulletin Board under the symbol DBLQ. All amounts are adjusted for a 5-for-1 stock split in March 2003.

	BID		ASK
Quarter Ended	High	Low	High	Low
Dec-31-02	$0.30	$0.30	None	None
Mar-31-03	$0.35	$0.25	$2.85	$1.25
Jun-30-03	$1.70	$0.35	$2.85	$0.99
Sep-30-03	$1.53	$1.09	$1.59	$1.15
Dec-31-03	$1.82	$1.18	$1.92	$1.20
Mar-31-04	$1.36	$1.01	$1.38	$1.04
Jun-30-04	$1.13	$0.84	$1.20	$0.88
Sep-30-04	$1.27	$0.87	$1.30	$0.97
Dec-31-04	$1.35	$0.82	$1.40	$0.90

Holders

     As of April 15, 2005, 39,983,983 common shares of the Company’s common stock are held of record by 298 holders of record, and approximately 887 beneficial stockholders.

Dividends

     We have never paid any dividends, and we do not anticipate any stock or cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

     On October 4, 2004, the Company granted 75,000 stock purchase warrants to our New York solicitors, Gusrae Kaplan & Bruno, PLLC (“GKB”) in connection with two private placements the Company had completed from August 3, 2004 through September 3, 2004. These 5-year warrants allow GKB to purchase the Company’s common stock at $1.08 per share.

     On November 19, 2004, Dr. Kachkar and his spouse, Mr. Brown and Mr. Green agreed to each renew previous loans made to the Company. Such stockholder loans previously due by March 31, 2005 have been subordinated as a result of the Westernbank credit facility which closed on March 31, 2005. Net proceeds from these loans were utilized for working capital purposes. As additional consideration for such loans and for additional services provided to the Company in connection with the Company’s corporate development and acquisition activities, the Company granted these individuals five-year warrants to purchase, an aggregate of 1,150,000 shares of the Company’s common stock at an exercise price of $0.95 per share.

     On November 26, 2004, the Company granted Stephen Spitz and Spitz Business Solutions (collectively “Spitz”) a five-year warrant to purchase an aggregate of 300,000 shares of the Company’s common stock at a price of $0.98 per share. These warrants were issued to Spitz in relation to acquisition and due diligence-related services in connection with the Company’s planned acquisition of Aventis PR.

     On December 16, 2004, the Company granted Enzo Barichello a five-year warrant to purchase 100,000 shares of our common stock at a price of $1.11 per share. These warrants were issued to Mr. Barichello in relation to business acquisition and corporate development services provided to the Company in connection with the Company’s planned acquisition of Aventis PR.

     On December 30, 2004, the Company granted to two parties (Sharon Brown and Robert Carrigan) five-year warrants to each purchase 25,000 shares of the Company’s common stock at a price of $1.35 per share. These warrants were issued in relation to business acquisition and corporate development services provided to the Company in connection with the Company’s planned acquisition of Aventis PR.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

     Statements that are not historical facts included in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, business strategies, expansion and growth of the Company’s operations, cash flow, marketing of products and services, and development of new products and services. Factors that could cause actual results to differ materially (“Cautionary Disclosures”) are described throughout this report. Cautionary Disclosures include, among others: general economic conditions, the markets for and market price of the Company’s products and services, the Company’s ability to find, acquire, market, develop and produce new products and services, the strength and financial resources of the Company’s competitors, the Company’s ability to find and retain skilled personnel, labor relations, availability and cost of material and equipment, the results of financing efforts, and regulatory developments and compliance. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

     General

     Inyx, Inc. (“Inyx”, “we”, “us”, “our”, or the “Company”) through its wholly-owned subsidiaries, Inyx Pharma Limited (“Inyx Pharma”), Inyx Canada, Inc. (“Inyx Canada”), and Inyx USA Ltd. (“Inyx USA”) is a specialty pharmaceutical company. We focus our expertise on the development and manufacturing of prescription and over-the-counter (“OTC”) aerosol pharmaceutical products and drug delivery technologies for the treatment of respiratory, allergy, cardiovascular, dermatological and topical conditions. Our client base primarily consists of ethical pharmaceutical corporations, branded generic pharmaceutical distributors and biotechnology companies. Although we perform some sales and marketing functions, we have limited product distribution capabilities and so we depend on our customers’ distribution channels or strategic partners to market and sell the pharmaceutical products we develop and manufacture for them.

     We intend to expand our product development and manufacturing activities into our own lines of prescription and OTC pharmaceutical products, but as of December 31, 2004, we had not yet commercialized or marketed our own products or drug delivery applications. Additionally, a material element of our growth strategy is to expand our existing business through the strategic acquisition of pharmaceutical products and drug delivery technologies that are complementary to our expertise in the aerosol pharmaceutical sector, including those through the acquisition of other pharmaceutical companies.

     We completed our first specialty pharmaceutical business acquisition, Inyx Pharma, pursuant to a stock exchange agreement in April 2003 and, in December 2004, we signed a definitive agreement with Aventis

Pharmaceuticals, Inc., part of the sanofi-aventis Group, to acquire the business assets of Aventis Pharmaceuticals Puerto Rico Inc. (“Aventis PR”) that was completed on March 31, 2005, for $19.7 million.

     Our Company was incorporated on March 28, 2000, in the State of Nevada, under the name Doblique, Inc. (“Doblique”). As Doblique, the Company was engaged in the business of breeding and racing thoroughbred horses at various major horse racing venues throughout the United States. In July 2002, we became a publicly-traded company when we completed a registration statement for the sale by our principal stockholder of 2,450,000 shares of common stock. Since July 2002, we have filed annual, quarterly and periodic reports with the Securities and Exchange Commission pursuant to Section 15(d) of the Securities Exchange Act of 1934.

     On March 6, 2003, management decided to discontinue the Company’s thoroughbred horse operation by selling the assets of that operation for cash to a third party; these assets and operations were nominal. Then on March 26, 2003, we announced that our controlling stockholder had accepted an unsolicited offer to sell a controlling block of 2,250,000 shares of our common stock, representing approximately 45% of the Company’s then issued and outstanding shares, to Medira Investments, LLC (“Medira”), which later conveyed such shares to its sole member, Ms. Viktoria Benkovitch, our Chairman and CEO’s spouse.

     On April 28, 2003, subsequent to the discontinuance of our horse racing operations, we concluded a reverse acquisition of Inyx Pharma Limited (“Inyx Pharma”), an aerosol pharmaceutical manufacturing company incorporated under the laws of England and Wales. Reverse acquisitions occur when one entity (the nominal acquirer) issues sufficient shares to the former owners of another entity (the nominal acquiree) so as to cause the shareholders of the nominal acquiree to become the majority shareholders of the resultant combined enterprise. The total purchase cost is allocated to the net assets of the Company.

     The transaction consisted of an exchange of 100% of the outstanding common stock of Inyx Pharma for 16,000,000 restricted shares of our common stock (the “Exchange”), representing approximately 64% of the approximately 25,000,000 shares outstanding after the Exchange. As a result of the Exchange, Inyx Pharma became our wholly-owned subsidiary and we changed our name to Inyx, Inc. (“Inyx”). At that time, we also announced that we would pursue strategic investment opportunities in a number of sectors within the pharmaceutical, biotechnology and medical devices industries.

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

     On December 15, 2004, Inyx, Inc. (acting through its wholly-owned subsidiary Inyx USA, Ltd.) signed an Asset Purchase Agreement with Aventis Pharmaceuticals Puerto Rico, Inc. (“APR”) to acquire the real estate, equipment, and certain contract rights comprising its Manati, Puerto Rico pharmaceutical manufacturing facility.

     On March 31, 2005, the acquisition of the assets from APR was closed, and Inyx, Inc. assumed possession and control of the operations at such facilities. Such assets consisted of approximately 140,000 square feet of improved real property in five buildings located on 9.5 acres in Manati, Puerto Rico, together with all installed and existing equipment and fixtures. A total of $2,334,327 of inventory was included in the purchase.

     The assets were acquired from APR, a subsidiary of the sanofi-aventis Group. There was no pre-existing relationship between Inyx, any of its affiliates, any director or officer of registrant or any associate of any such director or officer, and the seller. Following the closing, Inyx will engage in certain contract manufacturing activities for sanofi-aventis.

     The consideration for the purchase was $19.7 million, which was obtained from the proceeds of a credit facility provided by Westernbank Business Credit Division of Westernbank Puerto Rico (“Westernbank”) that is discussed in a separate Current Report on Form 8-K filed on April 6, 2005.

     Recent Developments

     Since our reverse acquisition of Inyx Pharma, we have been actively marketing to our customer base and expect that the manufacturing capacity utilization at our Inyx Pharma operation will continue to increase as new customer contracts and purchase orders are signed and initiated.

     It has taken time to start-up a number of new client projects due to such clients’ own required regulatory or business approvals, lead times required for critical raw materials and components in the pharmaceutical aerosol sector, and as a result of the production commissioning and validation processes involved in the pharmaceutical manufacturing industry. Such delays have been particularly relevant in the transition of a chlorofluorocarbon (“CFC”) aerosol respiratory MDI to a CFC-free or hydrofluoralkane (“HFA”) MDI for one of our major clients. This client, a large international generic drug marketing and distribution company, has not yet received the necessary regulatory approvals to market their CFC-free MDI for the treatment of asthma which has led to a decrease in our revenues and profitability opportunities during 2004. This client believes that they can complete the transition to a CFC-free MDI by mid-2005. Revenues in 2004 were approximately $10 million less than originally anticipated because of the delay in two contracts that were initially scheduled to start last year but didn’t because the required government and regulatory approvals were not secured and not in Inyx’s control. One of the delayed contracts valued at $6.5 million, is now scheduled to start production in the fourth quarter of this year with full ramp-up in 2006. It is anticipated that the other delayed contract for $3.5 million, will also commence later this year.

     We believe that in addition to the conversion of CFC inhalers to non-ozone depleting HFA products, a second major area of potential growth in our manufacturing business is a result of our proprietary hydrocarbon aerosol foam expertise.

     We expect our business strategy will also include the development and marketing of our own proprietary products, including both drug delivery devices and pharmaceutical products that are complementary to our manufacturing technologies. Although we have started developing our own proprietary pharmaceutical products, we have not yet commenced the marketing or sale of any such products.

     In the future, we believe that once we have developed and marketed our own proprietary pharmaceutical product lines, consisting of both drug delivery devices and pharmaceutical products that are complementary to our manufacturing technologies, we can improve our revenue and profitability opportunities as such products may offer greater profit margins than those provided by our contract manufacturing services.

     We are currently focusing our own research and development activities on inhalation-therapy drug delivery devices and inhalation methods, and generic prescription and over-the-counter aerosol pharmaceutical products for respiratory, dermatological, topical and cardiovascular applications for our current customers. Proprietary products under development include generic versions of non-CFC or HFA single molecule and combination drug respiratory inhalants, non-CFC propelled oral sprays for cardiovascular ailments, wound irrigation and cleansing sprays that utilize novel barrier technologies, and anti-inflammatory nasal pumps. It is anticipated that our first proprietary product may be ready for commercial marketing by late of 2005.

     We plan to distribute our proprietary products through our own customers’ distribution channels or in collaboration with strategic marketing partners, although we do not, as of yet, have any distribution agreements for our products finalized.

     Another material element of our growth strategy is to expand our existing business through strategic acquisitions of pharmaceutical products and drug delivery devices that are complementary to our pharmaceutical aerosol development and manufacturing expertise. As such, on September 21, 2004, we completed what we believe is significant milestone in our development when we acquired a patented, novel drug delivery technology from Phares Technology B.V. (“Phares”), a European drug development company.

     The Phares technology is based on the utilization of a lipid-binding matrix for delivering incompatible or unstable drug substances. We believe that this is an important development for our Company as we expect this technology to enable us to more readily develop and manufacture inhalation-therapy drugs in user-friendly pulmonary metered dose inhalers (MDIs), including combinations of drugs which normally cannot be combined in one drug delivery device. For example, in November 2004, we received positive results from a two-year Phares stability study utilizing the lipid-binding matrix that we acquired on an HFA-propelled bronchodilator (“Salbutamol”) for use in an MDI. We intend to now test the Phares technology on other types of respiratory drugs that we are currently developing or planning to develop.

     We also continually evaluate opportunities to make strategic acquisitions of complementary pharmaceutical businesses including a U.S.-based, FDA-compliant pharmaceutical aerosol manufacturing operation that will allow us to better serve the North American pharmaceutical market.

     Subject to receiving all necessary U.S. government regulatory body approvals, we hope that we can also soon commence our manufacturing consulting agreement under the United Nations Development Programme (“UNDP”). On February 3, 2004, we had announced that our Company was selected by the UNDP to assist a third-world country to meet the requirements of the Montreal Protocol to phase out the consumption of ozone-depleting chorofluorocarbon (“CFC”) gases in metered dose inhalers used in the treatment of asthma and other respiratory conditions. The Montreal Protocol is an international agreement signed by 180 countries (both developed and undeveloped countries) designed to eliminate the production and consumption of substances that deplete the stratospheric ozone layer including the reduction of the use of CFC’s within the pharmaceutical industry. With funding for this project provided by the United Nations Multilateral Fund for the Implementation of the Montreal Protocol, we expect to commence our initial consulting contract providing technology transition consulting services to a third-world country upon receipt of all required U.S. Government approvals. These services will include assistance with the installation of manufacturing facilities, equipment, and systems to manufacture CFC-free (HFA) aerosol-based respiratory inhalers (MDIs) for the treatment of asthma and chronic obstructive respiratory disease conditions.

     The Inyx Pharma Transaction

     Concurrent with the discontinuance of our thoroughbred horse racing operations in the first half of 2003, we concluded a reverse acquisition of Inyx Pharma, an aerosol manufacturing company incorporated under the laws of England and Wales and changed our name to Inyx.

     The acquisition of Inyx Pharma was consummated on April 28, 2003, by exchanging 16 million shares of the Company’s restricted common stock for 100% of the outstanding common stock of Inyx Pharma. As a result of the exchange, the stockholders of Inyx Pharma became the Company’s controlling stockholders, in the aggregate, holding approximately 64% of Inyx’s outstanding shares. The transaction was accounted for as a recapitalization of Inyx using the reverse acquisition method of accounting and therefore, the historical financial statements of Inyx Pharma are presented herein as our own historical financial statements. As a result of the Inyx Pharma transaction, we incurred costs of approximately $2.7 million consisting primarily of legal, accounting, consulting and finders’ fees. All such costs were expensed as incurred.

     Prior to its reverse acquisition by Inyx, on March 7, 2003, Inyx Pharma had purchased the majority of the pharmaceutical business assets of Miza Pharmaceuticals (UK) Ltd. (“Miza UK”) out of Administration (a United Kingdom equivalent of bankruptcy protection and reorganization) for approximately $8.3 million, consisting of an approximately $7.1 million cash payment to the Administrator for Miza UK’s assets, plus approximately $1.2 million in direct transaction costs. The assets acquired by Inyx Pharma consisted of one aerosol manufacturing site and a pharmaceutical development operation. A third Miza UK operation, the “Biopharma Division”, was not acquired. As such, Inyx Pharma received all of the property, plant, machinery and equipment, inventory, customer base, employees, and know-how to continue to manage and run those acquired parts of the Miza UK operation as a going concern.

     The Inyx Pharma acquisition of Miza UK’s business assets was accounted for utilizing the purchase method of accounting. Accordingly, the total purchase price of $8.3 million incurred by Inyx Pharma was allocated to the identifiable net tangible and intangible assets acquired based on their estimated fair values. Based on an independent third-party fair value valuation, the tangible assets acquired by Inyx Pharma, consisting of fixed assets and inventory, were allocated a fair value of approximately $5.1 million and $1.3 million, respectively, and the intangible assets, consisting of a customer list and know-how, were allocated a fair value of approximately $1.3 million and approximately $600,000, respectively. As a consequence of these purchase price allocations, no goodwill was recorded.

     Additionally, as the Biopharma Division was historically part of the Miza UK business but was an operation not acquired by Inyx Pharma, its results of operations are presented as discontinued operations in the Company’s financial statements.

     Consolidated Results

     The accompanying consolidated financial information includes the accounts of Inyx and its wholly-owned subsidiaries, Inyx Pharma Limited, incorporated under the laws of England and Wales; Inyx Canada, Inc., formed as a federally incorporated Canadian corporation; and Inyx Realty, Inc. (“Inyx Realty”), a Florida corporation through April 14, 2004. All inter-company accounts and transactions have been eliminated in consolidation.

     On April 14, 2004, Inyx Realty, a wholly-owned subsidiary that we established solely to operate a corporate office lease in Miami Florida, was acquired by First Jemini Trust, a discretionary family trust in which our Chairman/CEO and his spouse are beneficiaries. As a result, as of April 14, 2004, Inyx Realty was no longer a subsidiary of our Company and all of Inyx’s obligations relating to Inyx Realty, primarily an office lease in Miami, have been terminated.

     Prior to our reverse acquisition of Inyx Pharma, we were a public company with nominal operations and assets, as we had divested all prior operations, namely our thoroughbred horse business, conducted as Doblique, therefore designating our Company as a non-operating public shell.

     Combined Results for Comparative Purposes

     Prior to its acquisition of the majority of Miza UK’s business assets, Inyx Pharma was a non-operating private corporation with nominal net assets. As the historical financial statements of Inyx Pharma are presented herein as the Company’s historical financial statements, and because as of March 7, 2003 Inyx Pharma’s sole operation was essentially the continuation of the Miza UK business, the Company’s historical financial statements for the period from January 1, 2003 through March 6, 2003 and prior, are those of Miza UK, and are therefore presented as “Predecessor” financial statements.

     The Company’s financial statements for the periods commencing March 7, 2003 are referred to as “Successor” financial statements. The financial statements for all periods are collectively referred to as “Inyx” or the “Company”.

     Additionally, as the Biopharma Division was historically part of the Miza UK business but was an operation not acquired by Inyx Pharma, its results of operations are presented as discontinued operations in the Company’s financial statements.

     For comparative purposes, managements’ discussion and analysis of results of operation will focus on combined results including the results of the Successor Company for the year ended December 31, 2004 compared to the results for the period from March 7, 2003 through to December 31, 2003 combined with the results of operations of the Predecessor Company for the period from January 1, 2003 through March 6, 2003 (while Miza UK was in Administration).

     CRITICAL ACCOUNTING POLICIES

     Our accounting policies are disclosed in Note 2 to the Notes to the Consolidated Financial Statements found elsewhere herein. We consider the following policies to be important to our financial statements.

     Revenue Recognition

     The Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) product delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. Revenues are recognized FOB (Freight-on-Board) shipping point, when products are shipped, which is when legal title and risk of loss is transferred to the Company’s customers, and is recorded at the net invoiced value of goods supplied to customers after deduction of sales discounts and sales and value added tax, where applicable. In situations where the Company receives payment in advance of the performance of research and development services, such amounts are deferred and recognized as revenue as the related services are performed.

     Non-refundable fees are recognized as revenue over the term of the arrangement, based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue. Product returns are not accepted.

     Shipping costs are paid for by the Company’s customers. Any shipping and handling costs incurred by the Company are included in costs of goods sold in the accompanying consolidated statements of operations.

     Translation of Foreign Currency

     The functional currency of our Company’s United Kingdom subsidiary, Inyx Pharma, is the Great Britain Pound (GBP). Our Company’s financial statements are reported in United States Dollars (USD) and are translated in accordance with Statement of Financial Accounting Standards No. 52, which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing during the period. For purposes of SFAS No. 52, we consider the dollar to be the reporting currency. The effects of unrealized exchange fluctuations on translating foreign currency assets and liabilities into dollars are accumulated as a cumulative translation adjustment in stockholders’ deficit. Realized gains and losses from foreign currency transactions are included in the results of operation for the period. Fluctuations arising from inter-company transactions are of long term in nature and are accumulated as cumulative translation adjustments.

     As of December 31, 2004, we had not utilized any currency-hedging programs. However, as we intend to continue to utilize US-based financing sources, and as the significant majority of our revenues are in British pounds sterling, with some revenues in European Euros, we intend to begin hedging activities in 2005.

     Valuation of Long Lived Assets and Intangible Assets

     We review the carrying value of our long lived assets including purchased intangible assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of the assets by estimating the future net cash flows expected to result from the assets, including eventual disposition.

     Factors considered important which could trigger an impairment review include among others significant changes relative to: (i) projected future operating results; (ii) significant changes in the manner of our use of the assets or the strategy for our overall business (iii) business collaborations; and (iv) significant negative industry, business, or economic trends. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset.

     If it is determined that the carrying value of long-lived or intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the asset is written down to its estimated fair value on a discounted cash flow basis.

     Based on the tests conducted by the Company it was concluded that there was no impairment as at December 31, 2004.

     SELECTED FINANCIAL INFORMATION FOR THE ACQUISITION OF MIZA UK

     STATEMENT OF OPERATIONS SUMMARY:

     (Tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	Successor		Predecessor
	For the Year	For the Period	For the Period
	Ended	from March 7,	from January
	December 31,	2003 through	1, 2003
	2004	December 31,	through
		2003	March 6, 2003

Net revenues	$15,699	$13,099	$2,396
Gross profit	1,383	2,465	520
Total operating expenses	13,622	12,839	694
Loss from operations before interest and financing costs, income tax benefit (expense) and discontinued operations	(12,239)	(10,374)	(174)
Interest & financing costs	3,370	4,312	176
Income tax benefit (expense)	(1,333)	1,294	—
Loss from discontinued operations	—	—	(558)
Net loss	$(16,942)	$(13,392)	$(350)

Loss per share of common stock outstanding and fully diluted:	$(0.52)	$(0.59)	—

     BALANCE SHEET SUMMARY:

	Successor
	December 31,
	2004	2003
Total assets	$14,755	$15,490
Working capital (deficit)	(14,383)	(663)
Total liabilities	20,620	13,649

UNAUDITED PRO FORMA CONDENSED COMBINING SUMMARY FINANCIAL INFORMATION

     The following unaudited consolidated pro forma statement of operations presented herein for the year ended December 31, 2003 gives effect to the acquisition of Miza UK Pharmaceuticals Ltd. (Miza UK) by Inyx Pharma Limited (“Inyx Pharma”) as if the acquisition had taken place at the beginning of the year.

     As Miza UK is the predecessor entity, the historical financial information presented is that of Miza UK. The historical financial data is derived from the historical audited financial statements of the predecessor entity to Inyx Pharma. On March 7, 2003, Inyx Pharma acquired the majority of the operating assets of Miza UK from a court appointed Administrator. The acquisition did not include the operations of Miza UK’s Biopharma Division, and such operations have been presented as discontinued operations in the underlying historical financial statements.

     The acquisition was accounted for using the purchase method of accounting. The unaudited pro forma financial data is not necessarily indicative of the operations had the acquisition taken place on January 1, 2003 and are not intended to project the Company’s results of operations for any future period.

     The unaudited pro forma adjustments and certain assumptions are described in the accompanying notes. The unaudited pro forma financial statements should be read in conjunction with Inyx, Inc.’s consolidated financial statements and notes and the management’s discussion and analysis included within this filing.

Pro Forma Financial Information

(Expressed in thousands of U.S. dollars)

	For the Year Ended	For the Year Ended
	December 31, 2004	December 31, 2003

Net Revenues	$15,699	$15,495
Gross Profit	1,383	2,985
Loss from continuing operations	(12,239)	(10,548)

INYX RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED THE COMBINED PERIOD FROM JANUARY 1, 2003 THROUGH TO MARCH 6, 2003 OF THE PREDECESSOR COMPANY AND MARCH 7, 2003 THROUGH DECEMBER 31, 2003 OF THE SUCCESSOR COMPANY

     The financial information set forth in the following discussion should be read in conjunction with and qualified in its entirety by the financial statements of our Company presented elsewhere herein.

     Inyx Pharma had acquired the majority of the business assets of Miza UK on March 7, 2003. Prior to its acquisition of the majority of Miza UK’s business assets, Inyx Pharma was a non-operating private corporation with nominal net assets. As the historical financial statements of Inyx Pharma are presented herein as our own historical financial statements, and because as of March 7, 2003 Inyx Pharma’s sole operation was essentially the continuation of the Miza UK business, the Company’s historical financial statements for the period from January 1, 2003 through March 6, 2003 and prior are those of Miza UK, and are therefore presented as “Predecessor” financial statements.

     The Company’s financial statements for the periods commencing March 7, 2003 are referred to as “Successor” financial statements. The financial statements for all periods are collectively referred to as “Inyx” or the “Company”.

     Additionally, as the Biopharma Division was historically part of the Miza UK business but was an operation not acquired by Inyx Pharma, its results of operations are presented as discontinued operations in the Company’s financial statements.

     Prior to our reverse acquisition of Inyx Pharma, we had divested all prior operations of our thoroughbred horse business and since then all of our revenues have been generated by Inyx Pharma. As a result, the following discussion of our results of operations for the period from March 7, 2003 through December 31, 2003 focuses on approximately ten months of operations of our wholly owned subsidiary, Inyx Pharma, a pharmaceutical manufacturing operation we acquired through a reverse acquisition on April 28, 2003.

     For comparative purposes and in order to present a full year of results for the year ended December 31, 2003, managements’ discussion and analysis of results of operation will also focus on “combined” results. Such combined results of operations include the results of the Company (the “Successor Company”) for the period from March 7, 2003 through to December 31, 2003 combined with the results of operations of Miza UK (the “Predecessor Company”) for the period from January 1, 2003 through March 6, 2003.

For the Year Ended December 31, 2004 and for the Combined Year Ended December 31, 2003

     NET REVENUES

     Our revenues are derived from pharmaceutical manufacturing and product formulation and development outsourcing services, including product stability, commercial scale-up, and validation and regulatory support for our clients’ products. Future contract revenues are dependant upon our clients maintaining or obtaining regulatory approval for the sale of their products in their designated markets.

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

     Net revenues for the year ended December 31, 2004 were approximately $15.7 million as compared to combined net revenues of approximately $15.5 million period from January 1, 2003 to December 31, 2003. Net revenues increased by $200,000 or approximately 1.3% for the year.

     For the year ended December 31, 2004, our three top customers accounted for approximately $7.5 million or approximately 48.% of our total net revenues. During this period, these three customers were the Merck Generics group of companies (“Merck Generics”), accounting for approximately $4.2 million in net revenues or approximately 27% of total revenues; Genpharm Inc. (“Genpharm”), accounting for approximately $1.5 million in net revenues or approximately 10% of total revenues; and SSL International Plc (“SSL”), accounting for approximately $1.8 million in net revenue or approximately 11% of total revenues.

     In comparison, for the combined two periods of 2003, our three top customers accounted for approximately $6.6 million or approximately 43% of combined net revenues. Our three top customers were Merck Generics, accounting for approximately $3.1 million in net revenues or approximately 20% of total combined revenues; Genpharm, accounting for approximately $2.2 million in net revenues or approximately 14% of total combined revenues; and SSL, accounting for approximately $1.3 million in net revenues or approximately 9% of total combined revenues.

     Revenues in 2004 were approximately $10 million less than originally anticipated because of the delay in two contracts that were initially scheduled to start last year but didn’t because the required government and regulatory approvals were not secured and not in Inyx’s control. One of the delayed contracts valued at approximately $6.5 million annually for an initial four-year term, is now scheduled to start production in the fourth quarter of this year with full ramp-up in 2006. It is anticipated that the other delayed contract for approximately $6.5 million over a two-year term, will also commence later this year.

     The loss of any one of our top three clients would have a material adverse affect on our revenues and profitability opportunities. As part of our strategic growth objectives, we continue to broaden our customer base and distribution channels to mitigate the risk of our economic dependence on any one client.

     We have been actively marketing to our customer base and expect revenues from manufacturing and development revenues to be restored to levels experienced by the business assets acquired by Inyx Pharma prior to the Administration period. Excluding the CFC-metered dose inhaler (MDI) manufacturing line, which is being phased out due to environmental requirements, our manufacturing operations were operating at an average 27% of available capacity. Revenues and, therefore capacity utilization, are expected to increase as new customer contracts and purchase orders are obtained. Additionally, we expect to be able to increase our manufacturing activities as customers’ raw material and component inventory requirements are restored to normal business operational levels.

     Also, we believe our expertise in converting from CFC to CFC-free aerosol pharmaceuticals, particularly the production of hydrolfuoroalkane (“HFA”) non-ozone-depleting aerosol pharmaceutical products, should generate increasing business as the Montreal Protocol continues to be implemented around the world.

     COST OF GOODS SOLD

     Cost of goods sold is associated with manufacturing and development revenues and includes materials, labor, factory overheads and technical affairs, which include quality control and quality assurance regulatory support.

     Cost of sales for the year ended December 31, 2004, cost of goods sold amounted to approximately $14.3 million or approximately 91.% of .net revenues. In comparison, the combined cost of goods sold for the year ended December 31, 2003 amounted to approximately $12.5 million, or approximately 81% of combined net revenues of $15.5 million.

     The cost of goods sold as a percentage of revenues is consistently high in the comparative periods due to the following factors:

     (1) This reduced manufacturing capacity utilization has continued into 2004 as it has taken us time during 2004 to start-up a number of client projects due to the required regulatory approvals, and the production commissioning and validation processes involved in the pharmaceutical manufacturing industry. We expect our cost of goods sold to be reduced as more of these projects are ramped up to full production. With more volume throughput at our manufacturing facility, we can absorb more overhead costs and therefore reduce our manufacturing costs.

     (2) In addition, due to the previously noted Montreal Protocol Treaty, during 2002 thru 2004, we have been phasing out the CFC-based MDI respiratory product line, which has gradually reduced our total manufacturing capacity utilization, and therefore reduced overhead absorption rates and increased our cost of goods sold. As a result of the CFC phase-out, the MDI line, which accounted for approximately 20% of overall production in 2002, accounted for approximately only 2% of overall production in 2003 and 2004. Additionally, CFC respiratory inhaler products are approximately 20% lower in material costs than their non-CFC equivalents. As we are now focused on phasing in the non-CFC version of these products, primarily HFA-based respiratory MDIs, our cost of goods sold have marginally increased as a result of the increased production of such inhalers for our customers.

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

     GROSS PROFIT

     Gross profit for the year ended December 31, 2004 amounted to $1.4 million on net revenues of $15.7 million or approximately 9% of net revenues. In comparison, combined gross profit for the two periods amounted to approximately $3.0 million on combined net revenues of approximately $15.5 million or approximately 19% of net revenues for the combined two periods.

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

     Operating expenses for the year ended December 31, 2004 amounted to approximately $13.6 or approximately 87% of net revenues of $15.7 million. In comparison, operating expenses for the combined two periods amounted to approximately $13.5 million or approximately 87% of combined net revenues of $15.5 million.

     The largest increase to our operating expenses for the year ended December 31, 2004 was the addition of $2.7 million of Research and Development Expense offset by reductions to the General and Administrative expenses.

     In comparison, the largest contributor to our operating expenses for the period ended December 31, 2003, was the general and administrative expenses.

     General and Administrative Expenses

     Our General and Administrative expenses include corporate overhead costs, administrative support, and business and corporate development and support costs incurred by our wholly owned subsidiaries.

     General and administrative expenses amounted to approximately $9.7 million or 62% of net revenues of $15.7 million compared to combined general and administrative expenses of approximately $12.7 million or approximately 82% of net revenues of $15.5 million on a combined basis. The decline in general and administrative expenses was primarily due to:

     The significant decrease in the general and administrative expenses between the respective comparative periods are largely attributable to a number of business ramp-up and corporate overhead costs that we had to incur as a result of our reverse acquisition of Inyx Pharma on April 28, 2003.

     These included the costs associated with the hiring of a number of key personnel, consulting, legal and accounting fees, higher insurance costs, and increased business and corporate development activities, including travel and communication expenses.

     Of the total amount of $9.7 million spent on general and administrative expense for total year ended December 31 2004, salaries and benefits account for nearly $4.3 million, legal, audit and outside consulting expense is approximately $1.8 million, travel, 1.7 million of communications and corporate development cost, $0.8 million in insurance cost, $0.6 of investor relations and associated expense and building and rent expense of $0.5 million.

     Of the total amount of $12.7 million we spent on general and administrative expenses for the combined periods in 2003, approximately $1.3 million of such expenses was related to warrants issued in conjunction with services provided by consultants and investment bankers; approximately $2.0 million of expenses related to reorganization and acquisition costs; approximately $1.7 million of these expenditures were related to salaries and benefits; approximately $1.6 million in expenses for legal, accounting and consulting fees; approximately $0.9 million in travel, communication and corporate development costs, including rent paid; approximately $1.1 million in expenses for investor relation activities; approximately $0.8 million relating to a consulting services provided by an affiliated Partnership controlled by the Chairman and his immediate family and approximately $600,000 in insurance costs, due to a general increase in insurance premiums within the insurance industry. Our Inyx Pharma subsidiary also had an allowance for bad debt totaling approximately $0.2 million. We also expensed approximately $1.5 million for employee vested options granted to employees, officers, directors, and other persons which made valuable contributions to our Company as per the Company’s 2003 Stock Option Plan. We expect to be issuing stock options to such persons on a recurring basis.

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

     Selling expenses were approximately $367,000 or approximately 2.3% of net revenues of $15.7 million for the year ended December 31, 2004 compared to $311,000 or approximately 2.0% of net revenues of approximately $15.5 million for the combined periods through December 31, 2003.

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

     We believe that once we commence marketing our own proprietary products, we may also need to build or contract our own sales force. We expect to incur substantial additional selling expenses once we undertake these types of commercial activities. Initially though, until we can adequately afford the cost of building or contracting our own sales force, we will depend on our customers’ distribution channels or strategic partners to market and sell the pharmaceutical products that we are presently developing or planning to develop.

     Depreciation and Amortization

     The value of our property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from 25 years for buildings and 3-10 years for equipment.

     Depreciation and amortization expenses were approximately $619,000 or 3.9% of net revenues of $15.7 million compared $422,000 or 2.7% of net revenues of approximately $15.5 million for the combined periods.

     There were no significant additions to fixed assets for the year ended December 31, 2004 and for the combined period from January 1, 2003 through March 6, 2003 and for the period from March 7, 2003 through December 31, 2003. Our depreciation and amortization costs for the year were $558,000 for the depreciation of property, plant and equipment, compared to $415,000 for the combined period and $61,000 compared to 7,000 for the amortization of equipment under capital leases.

     Amortization of Intangible Assets

     The fair values assigned to the intangible assets acquired are based on estimates and assumptions provided and other information compiled by management, including independent valuations, that utilize established valuation techniques appropriate for the industry the Company operates in.

     The amortization expenses for intangible assets for the year ended December 31, 2004 was approximately $166,000 compared to $139,000 for the combined period.

     Our amortization expenses for intangible assets relate to the Company’s purchased intangible assets related to the Inyx Pharma acquisition of Miza UK’s assets; the intangible assets include Miza UK’s customer list and know-how. The customer list is amortized over a period of 12 years and know-how is amortized over 10 years.

     These intangible assets are amortized on a straight line method basis over their estimated remaining useful lives in proportion to the underlying cash flows that were used in determining the acquired value.

     OPERATING LOSS BEFORE INTEREST AND FINANCING COSTS, INCOME TAX BENEFIT AND DISCONTINUED OPERATIONS

     Loss from operations before interest and financing costs, income tax benefit and discontinued operations amounted to approximately $12.2 million for the year ended December 31, 2004 compared to a loss of $10.5 million for the combined period.

     INTEREST AND FINANCING COSTS

     Interest and financing costs consist of interest expense related to the long term debt as well as the amortization of the financing charges and the amortization of the debt discount associated with the fair value of the warrants issued and the beneficial conversion feature related to the financings with Laurus Master Fund, Ltd. (“Laurus Funds”).

     For the year ended December 31, 2004, interest and financing costs totaled approximately $3.4 million or 21.7% of net revenues of $15.7 million compared to interest and financing costs of approximately $4.5 million or 29.0% of net revenues of $15.5 million for the combined periods of 2003.

     For the year ended December 31, 2004, interest and financing costs amounted to approximately $3.4 million and included approximately $670,000 in amortization of debt discount, approximately $773,000 for the charge to interest for the beneficial conversion feature related to the convertible debt to Laurus Funds, approximately $336,000 for the amortization of deferred charges, approximately $795,000 in interest expense for the notes payable to Laurus Funds, approximately $250,000 in interest payable under a convertible promissory note payable to Stiefel, and approximately $550,000 in interest payments and associated issued warrant costs as a result of short term loans obtained by the Company during the year.

     In comparison, for the combined period from January 1, 2003 through December 31, 2003, interest and financing costs amounted to approximately $4.3 million and included approximately $48,000 in amortization of debt discount, approximately $3.7 million for the charge to interest for the beneficial conversion feature related to the convertible debt to Laurus Funds, approximately $40,000 for the amortization of deferred charges, approximately $52,000 in interest expense for the notes payable to Laurus Funds, approximately $180,000 in interest payable under a convertible promissory note payable to Stiefel, and approximately $468,000 in interest payments and associated issued warrant costs as a result of short term loans obtained by the Company during the combined period.

     INCOME TAX BENEFIT

     During 2003 the company recorded a tax benefit on the tax loss carry forward of $1.3 million on the basis of projected earnings in subsequent years, Due to the delayed regulatory approval there were significant shortfalls from projected revenues in 2004 resulting in continued operating losses, therefore, we have elected to reverse the tax benefit in 2004.

     For the period from March 7, 2003 through December 31, 2003, the tax benefit net of valuation allowance is approximately $1.3 million.

     DISCONTINUED OPERATIONS

     The Biopharma Division was historically part of the Miza UK business but was an operation not acquired by Inyx Pharma on March 7, 2003. Therefore, its results of operations are presented as discontinued operations in the Company’s financial statements.

     The Biopharma Division had net revenues of approximately $334,000 and costs of revenue of approximately $393,000, resulting in a gross loss of approximately $558,000 for the period January 1, 2003 through March 6, 2003.

     All the assets and liabilities relating to the Biopharma division have been included in the reorganization charge described above under Reorganization Items for the period ended December 31, 2003.

     NET LOSS

     The net loss for the year ended December 31, 2004 was approximately $16.9 million compared to a net loss of $14.3 million for the combined period.

     The net loss in both 2003 and 2004 is the result of low manufacturing capacity utilization due to delayed project implementation. We expect the utilization to improve as more of these projects ramp up to full production and new projects are added. The $2.6 million increase in net loss is approximately equal to the change in tax benefit of $1.3 million in 2003 versus the tax expense of $1.3 million in 2004.

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

     LIQUIDITY AND CAPITAL RESOURCES

     General

     We are financing our operations primarily through credit facilities, revenues from multi-year contract manufacturing and product development contracts and purchase orders, sale of equity securities, credit facilities, stockholder loans and capital lease financing.

     As of December 31, 2004, we had approximately $20.7 million in contractual obligations that are due through 2019. These financial obligations include both short-term and long-term debt interest and principal repayments, and amounts owed for operating leases.

     As of December 31, 2004, our current assets, including cash and cash equivalents, accounts receivable, inventory and other current assets amounted to approximately $9.0 million. Current liabilities amounted to approximately $14.9 million and include approximately $5.6 in accounts payable and other current liabilities, $7.1 million due under a revolving line of credit, and approximately $2.1 million for the current portion of our long-term debt obligations. The Company has the option of repaying the principal or interest on its borrowings in cash or by issuing common stock.

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

     We also continue to incur operating losses since our reverse acquisition of Inyx Pharma on April 28, 2003. For the year ended December 31, 2004, such losses amounted to approximately $15.4 million. These losses are primarily as a result of low gross profit margins due to the underutilization of our manufacturing capacity, research and development costs as we continue the development of our own proprietary pharmaceutical products, interest expenses and financing costs, and a number of business and corporate development costs including added payroll expenses, and external consulting costs and fees associated with our efforts to grow our Company and evolve into an integrated pharmaceutical company.

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

     At the time we felt that the funding provided by these two equity placements provided us with the necessary capital to fund our operations, including raw material and component purchases, research and development and business development activities, and capital expenditures and debt servicing requirements. Over the longer term, we would require additional funding in the amount of approximately $6.0 million annually over three years, to complete the development and commercialization of additional planned proprietary products. We would also require an additional $3.6 million in funding over three years for capital expenditures in order to improve our pharmaceutical manufacturing technologies, production capabilities, and plant quality and safety systems in order to pursue expanding commercial and product manufacturing opportunities with existing and potential multinational pharmaceutical and biotechnology clients.

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

     Subsequent to year end, on March 31, 2005, we entered into a new non-dilutive, asset base revolving credit, term loan and security agreement (“Debt Agreement”) totaling $46 million with Westernbank Business Credit Division of Westernbank Puerto Rico, Puerto Rico’s second largest bank and a wholly owned subsidiary of W Holding Company, Inc. The Debt Agreement provides up to $10.0 million under a revolving line of credit (the “Revolver”) secured by accounts receivables and inventory and up to $36.0 million under a series of four term loans (the “Term Loans”) secured by the Assets of the Inyx, Inc. and it’s subsidiary Inyx USA. The Term Loans consist of up to $5.0 million under a 5 year Term Loan for purchases of new Property, Plant and Equipment, a $14.2 million, 5 year Term Loan on existing equipment, an $11.8 million, 15 year Term Loan on Real Property and a $5.0 million mezzanine Term line secured by all other assets of the Company.

     The Revolver has a three year term and bears interest at the Westernbank prime rate plus 1.0%. The availability on the Revolver is based on a percentage of our accounts receivable, unbilled finished good inventory and raw and in-process inventory. The first three Term Loans bear interest at the Westernbank prime rate plus 2.0% with monthly payments commencing on July 1, 2005 through maturity. The mezzanine term loan bears interest at the rate of 15.0% with monthly principal payments commencing on July 1, 2005 through maturity.

     The availability under the Debt Agreement allowed the Company to complete the acquisition of certain assets and business of Aventis Pharmaceuticals Puerto Rico Inc. from Aventis Pharmaceuticals, Inc., a member of the sanofi-aventis Group, to restructure debt by repaying the $12.4 million Credit Facility with the Laurus Funds and to provide funding for working capital requirements.

     In connection with the Company’s repayment of the $12.4 million Credit Facility with the Laurus Funds, all of the liens and security interest in the assets of Inyx Pharma, Ltd held by Laurus Funds were unconditionally released and transferred to Westernbank Puerto Rico pursuant to the Release Agreement dated March 31, 2005.

     On March 31, 2005, the Company (acting through its wholly-owned subsidiary Inyx USA, Ltd.) closed an Asset Purchase Agreement with Aventis Pharmaceuticals Puerto Rico, Inc. (“APR”) to acquire the real estate, equipment, and certain contract rights comprising its Manati, Puerto Rico pharmaceutical manufacturing facility. Such transaction is more particularly described in a separate Current Report on Form 8-K filed April 6, 2005.

     Pursuant to the Asset Purchase Agreement with APR, the Company received a $3.5 million advance from APR, evidenced by a Promissory Note which was entered into on March 31, 2005 (the “Promissory Note”), for strategic and business development activities to be carried out by the Company subsequent to its acquisition of the pharmaceutical manufacturing assets of APR. Such Promissory Note carries a ten percent (10%) per annum interest rate and is to be repaid by the Company to APR in two equal installments of one million seven hundred fifty thousand dollars ($1,750,000); the first of these installments shall be made on July 29, 2005 and the second of these installments shall be made on December 30, 2005. The entire unpaid balance of the Promissory Note shall immediately become due and payable without demand or notice of any kind (a) if any installment is not paid within a ten (10) day grace period its due date or if any other sum owed under the Promissory Note or any other obligation to APR is not paid when due, or (b) if the Company shall admit in writing its inability to pay its debts or makes an assignment for the benefit of creditors, or if a receiver is appointed for any property of the Company, or if any petition is filed by or against the Company under any provisions of any law relating to bankruptcy, insolvency, reorganization or relief of debtors, or (c) upon the failure in business, dissolution or termination of existence of the Company.

     We expect to meet our short term liquidity requirements through net cash provided by operations and borrowings under the Debt Agreement with Westernbank and the advance under the Promissory Note from sanofi-aventis. We believe that these sources of cash will be sufficient to meet the Company’s operating needs and planned capital expenditures for at least the next twelve months.

Contractual Obligations as of December 31, 2004

Tabular Disclosure of	Payments due by Period
Contractual Obligations			2007-
(amounts in thousands of U.S. dollars)	2005	2006	2008	Thereafter	Total
Long-Term Debt Obligations - Principal(1)	$16,103	$107	$6	$—	$16,216
Long Term Debt Obligations –Interest	1,038	11	1	—	1,049
Operating Lease Obligations (2)	577	428	399	1,397	2,801
Total	$17,718	$546	$406	$1,397	$20,067

     (1) Long term debt as at December 31, 2004 is comprised of the following: (i) $5,000,000 7% convertible term note due to Laurus Funds, collateralized by accounts receivable and other assets of the Company (which includes an advance of $4,500,000 on October 29, 2003 and an additional $500,000 was advanced on May 27, 2004 when this Note was amended and restated). The principal is due in monthly installments of $157,000 starting in April of 2004 through November of 2006, while interest on unpaid balances is payable monthly. We have received, from Laurus Funds, a deferral on the first seven months of principal payments due under this Note. Such payments are now due upon maturity of the Note in November, 2006. As consideration for this principal payment deferral, we have issued to Laurus Funds five-year warrants to purchase 694,000 shares of our common stock at an exercise price of $0.81 per share. The Company has the option to issue common stock in lieu of debt service payments at the then-market price of the stock. In addition, at Laurus Funds’ option, the debt may be converted into common stock at a fixed conversion price of $0.80 per share. (ii) $4,013,000 uncollateralized 6% convertible promissory note due to Stiefel, principal is due in Great Britain pounds, on March 6, 2007, while interest is payable annually commencing on March 7, 2004. Stiefel has the option to convert this note and any accrued interest into 4 million shares of our common stock at any time before March 6, 2007. Additionally, Stiefel has the first right of refusal, for a period of four years, on any additional debt financing that may be required by the Company. To date, Stiefel has not exercised that right. We have received, from Stiefel, a waiver of the first annual interest payment amounting to approximately $240,000 in consideration of future product development services. (iii) Uncollateralized 18% demand notes due to stockholders, principal and interest due on demand amounting to $100,000. In the third quarter, one of the two notes amounting to $50,000 has been offset against a subscription receivable from the same party, and (iv) Capital lease obligations, due to financial institutions, collateralized by software and equipment, due in monthly installments of $14,000 including interest of 10% to 27%, through 2006, amounting to $275,000.

     (2) We have commitments under various long-term operating lease agreements for our manufacturing, development and office facilities. In addition to the payment of rent, we are also responsible for operating costs, real estate taxes and insurance.

     Analysis of Cash Flows

     For the Year Ended December 31, 2004 and for the Combined Period Ended December 31, 2003

     At December 31, 2004, we had cash of approximately $336,000 as compared to cash of $796,000 at December 31, 2003. The decrease in our cash position was due mainly to increased working capital requirements due to a change in the mix in the business in 2004.

     Cash Flows from Operating Activities for the Year Ended December 31, 2004

     The net cash used in operating activities for the year ended December 31, 2004 was $8.9 compared to $4.5 million for the combined periods of 2003.

     For the period ending December 31, 2004, the net cash used in operating activities included a net loss of $16.9 million adjusted for non-cash charges totaling $6.2 million consisting primarily of $1.8 million of amortization of financing cost and debt discounts, $1.3 million due to the issuance of equity securities as compensation of services and $1.3 million related to a write down of the deferred tax asset, $0.6 million of depreciation and amortization and an additional $0.5 million provision for inventory obsolescence and $0.6 of all other changes. Working Capital changes generated a net $0.3 million with uses generated by reductions to prepaids and increased inventories offset by an increase in accounts payable and a decrease in accounts receivable.

     For the combined period through December 31, 2003, the net cash used in operating activities included a net loss of approximately $14.3 million adjusted for non-cash charges totaling approximately $8.3 million primarily due to the issuance of equity securities as compensation of services and financing costs, which we have expensed. These non-cash charges have been offset by a deferred income tax asset of approximately $1.3 million, consisting of a net operating loss carried forward. Working capital changes reducing cash flow from operations were due primarily to increases in inventory, accounts receivable and prepaid deposits, resulting from increasing sales and business activities during 2003. Working capital changes increasing cash flow from operations were due primarily to increases in accounts payable and accrued liabilities as we ramped up business after our reverse acquisition of Inyx Pharma.

     Cash Flows from Investing Activities for the Year Ended December 31, 2004

     The net cash used in investing activities for the year ended December 31, 2004 amounted to approximately $1.7 million compared to approximately $412,000 for the combined periods of 2003.

     For the year ended December 31, 2004, we spent approximately $1.6 million on equipment to be refurbished for a new HFA manufacturing line, $105,000 on capital expenditures related to computer hardware and software and approximately $95,000 on a technology patent.

     For the combined period through December 31, 2003, we spent approximately $412,000 related to the purchase of computer hardware and software (including deposits required for a new business information system), and office furniture and fixtures.

     Cash Flows from Financing Activities for the Period Ended December 31, 2004

     For the year ended December 31, 2004, the net cash provided by financing activities approximated $10.4 million compared to approximately $6.3 million for the combined period through December 31, 2003.

     The proceeds for the year ended December 31, 2004 included net proceeds from the issuance of debt and equity of approximately $12.7 million compared to $14.1 million for the combined period through December 31, 2003. The borrowings were offset by repayment of short-term and long-term debt repayments and financing fees totaling approximately $2.3 million for the year ended December 31, 2004 and $7.8 million for the combined period through December 31, 2003.

     External Sources of Liquidity

     Financing Activities

     Our Company’s operating subsidiary, Inyx Pharma, financed its acquisition of the business assets of Miza UK through stockholder equity and term debt in the form of a secured asset-based loan from Venture Finance PLC (“Venture Finance”), a United Kingdom asset-based lender that is part of the IFN Group owned by ABN-AMRO Bank. Inyx Pharma obtained this loan from Venture Finance on March 7, 2003. On that date, Venture Finance also provided Inyx Pharma with a working capital loan in the form of a confidential invoice discounting credit facility.

     In 2003, Inyx Pharma received a term loan credit facility from Venture Finance which consisted of a $4.8 million plant and machinery credit facility with available room of $3.2 million and a real property term loan with available room of $1.6 million. Inyx Pharma pledged its real estate properties, and manufacturing equipment and facilities as collateral for these loans. The plant and machinery credit facility and the real property loan were repayable in 34 equal monthly payments of $67,000 and $45,000 respectively. This included interest on outstanding balances calculated at 2.25% above the base rate from time to time set by Venture Finance subject to a minimum of 4%. Payments commenced one month after the commencement of the credit facilities with a final bullet payment 36 months after commencement of the facilities. This facility was subsequently repaid in October 2003, when the Company received financing from Laurus Funds.

     On October 29, 2003, we issued a secured 7% Convertible Term Note due October 29, 2006 to Laurus Funds in the principal amount of $4.5 million in exchange for cash. This convertible term note is secured by all of our real and personal properties in the United States and the United Kingdom, and the common stock of Inyx Pharma consisting of one million ordinary shares. We also issued to Laurus Funds a five-year Common Stock Purchase Warrant to purchase a total of 1,350,000 shares based on the following prices: 450,000 shares at $1.25 per share; 450,000 shares at $1.50 per share; and 450,000 shares at $1.75 per share. Excluding related financing fees and costs of $700,000, the net proceeds of the three-year convertible note financing with Laurus Funds amounted to $3.8 million. Approximately $3 million of the net proceeds were used to repay the outstanding balance of the original Venture Finance plant and machinery credit facility and terminate that credit facility, with the balance of approximately $800,000 utilized for working capital purposes.

     On December 30, 2003, we also closed a financing transaction with Laurus Funds to obtain an additional $3.5 million credit facility. In addition to being collateralized by our eligible accounts receivable, this Laurus Funds credit facility is also secured by all other assets of our Company. Based on eligible accounts receivable at the time, the net proceeds of this financing amounted to approximately $3.1 million of which approximately $2.6 million of the proceeds were utilized to repay and terminate the confidential invoice discounting credit facility originally obtained by Inyx Pharma from Venture Finance. Exclusive of financing fees of approximately $180,000, the balance of the net proceeds was utilized for working capital purposes.

     The Laurus Funds $3.5 million credit facility consists of two promissory notes, a $1.0 million Secured Convertible Minimum Borrowing Note, and a $2.5 million Secured Revolving Note. Both Notes bear interest at the greater of prime plus 3% or a 7% rate and at the time of closing on December 30, 2003 were convertible into our common stock at a fixed conversion price of $1.47 per share. We subsequently amended this fixed conversion price, on August 31, 2004, to $0.80 per share. In addition, subject to certain limitations, the Secured Convertible Minimum Borrowing Note permits payments to be made in our common stock, and we have filed a registration statement that is not yet effective to register 3,150,000 shares issued upon conversion of the Notes or in lieu of Note payments. As additional consideration for the loan, we also issued to Laurus Funds a five-year Common Stock Purchase Warrant to purchase a total of 660,000 shares based on the following prices: 220,000 shares at $1.84 per share; 220,000 shares at $2.20 per share; and 220,000 shares at $2.57 per share.

     Therefore by December 31, 2003, we had utilized proceeds from the Laurus Funds financings to repay and extinguish all previous financings obtained through Venture Finance. As of December 31, 2003, the outstanding amounts on the Laurus Funds credit facilities were $4.5 million on the secured 7% Convertible Term Note due October 29, 2006, and a total of $3.1 million owing on the $3.5 working capital credit facility, (consisting of the $1.0 million Secured Convertible Minimum Borrowing Note and $2.5 million Secured Revolving Note) which we obtained on December 30, 2003.

     In addition to the proceeds from our equity placement financings, in 2003, the Laurus Funds credit facilities were sufficient to fund our requirements for the year ended December 31, 2003.

     Then on February 27, 2004, we closed another transaction with Laurus Funds to obtain an additional financing of $2.0 million as an amendment to the $3.5 million credit facility that we previously entered with them on December 30, 2003. That Laurus Funds $3.5 million credit facility consists of two promissory notes, a $1.0 million Secured Convertible Minimum Borrowing Note, and a $2.5 million Secured Revolving Note. As a result of the additional Laurus Funds financing, the $1.0 million Secured Convertible Minimum Borrowing was increased by $1.0 million and the $2.5 million principal amount Secured Revolving Note of the credit facility was increased by $1.0 million. Both Notes were further amended to decrease the applicable conversion rate to$0.80. As additional consideration for the loan, we issued to Laurus Funds a five-year Common Stock Purchase Warrant to purchase 330,000 shares of common stock at exercise prices of $1.25 for 110,000 shares, $1.50 for 110,000 shares and $1.75 for 110,000 shares.

     On March 30, 2004, we obtained an additional $1.0 million advance from Laurus Funds under the Secured Revolving Credit Note, and issued additional warrants to purchase 165,000 shares of common stock at exercise prices of $1.25 for 55,000 shares, $1.50 for 55,000 shares and $1.75 for 55,000 shares.

     On May 27, 2004, we obtained an additional $500,000 advance from Laurus Funds under the October 29, 2003 Laurus Note, convertible into common stock at $0.80 per share, and issued additional five-year warrants to Laurus Funds to purchase 82,500 shares at exercise prices of $1.00 per share for 27,500 shares, $1.20 per share for 27,500 shares, and $1.40 per share for 27,500 shares. On July 30, 2004, we received from Laurus Funds a deferral on the first seven months of principal payments due under the Laurus Note (originally $4.5 million and then amended to $5.0 million on May 27, 2004). Such payments are now due upon maturity of the Laurus Note in November, 2006. As consideration for this principal payment deferral, we have issued to Laurus Funds five-year warrants to purchase 694,000 shares of our common stock at an exercise price of $0.81 per share.

     On September 8, 2004, we announced that we had completed two private placements in which we sold from August 3, 2004 through September 3, 2004 an aggregate of 9,190,901 shares of our common stock to institutional and other accredited investors, resulting in gross proceeds of approximately $7.4 million with approximately $6.6 million in net proceeds to the Company. In the aggregate, the Company also granted all of the investors, in these two private placements, five-year non-detachable warrants, to purchase up to an additional 9,190,901 shares of our common stock at exercise prices ranging from $1.00 to $1.11 per share. During the term of such warrants, the exercise price shall be increased by 2% (but not more than 20% cumulatively) for every $2 million of revenues that the Company receives above $35 million in net revenues for the twelve months ended December 31, 2005, and $55 million for the twelve months ended December 31, 2006; and, conversely, the exercise price shall be decreased by 5% (but not more than 50% cumulatively) for every $2 million that the Company’s net revenues are below $35 million and $55 million, respectively, for the years ended December 31, 2005 and 2006.

     Subsequent to year end, on March 31, 2005, we entered into a new non-dilutive, asset based revolving credit, term loan and security agreement (“Debt Agreement”) totaling $46 million with Westernbank Business Credit Division of Westernbank Puerto Rico, Puerto Rico’s second largest bank and a wholly owned subsidiary of W Holding Company, Inc. The Debt Agreement provides up to $10.0 million under a revolving line of credit (the “Revolver”) secured by accounts receivables and inventory and up to $36.0 million under a series of four term loans (the “Term Loans”) secured by the Assets of the Inyx, Inc. and it’s subsidiary Inyx USA. The Term Loans consist of up to $5.0 million under a 5 year Term Loan for purchases of new Property, Plant and Equipment, a $14.2 million, 5 year Term Loan on existing equipment, an $11.8 million, 15 year Term Loan on Real Property and a $5.0 million mezzanine Term line secured by all other assets of the Company.

     The Revolver has a three year term and bears interest at the Westernbank prime rate plus 1.0%. The availability on the Revolver is based on a percentage of our accounts receivable, unbilled finished good inventory and raw and in-process inventory. The first three Term Loans bear interest at the Westernbank prime rate plus 2.0% with monthly payments commencing on July 1, 2005 through maturity. The mezzanine term loan bears interest at the rate of 15.0% with monthly principal payments commencing on July 1, 2005 through maturity.

     In connection with the Company’s repayment of the $12.4 million Credit Facility with the Laurus Funds, all of the liens and security interest in the assets of Inyx Pharma, Ltd held by Laurus Funds were unconditionally released and transferred to Westernbank Puerto Rico pursuant to the Release Agreement dated March 31, 2005.

     Pursuant to the Asset Purchase Agreement with APR, the Company received a $3.5 million advance from APR, evidenced by a Promissory Note which was entered into on March 31, 2005 (the “Promissory Note”), for strategic and business development activities to be carried out by the Company subsequent to its acquisition of the pharmaceutical manufacturing assets of APR. Such Promissory Note carries a ten percent (10%) per annum interest rate and is to be repaid by the Company to APR in two equal installments of one million seven hundred fifty thousand dollars ($1,750,000); the first of these installments shall be made on July 29, 2005 and the second of these installments shall be made on December 30, 2005. The entire unpaid balance of the Promissory Note shall immediately become due and payable without demand or notice of any kind (a) if any installment is not paid within a ten (10) day grace period its due date or if any other sum owed under the Promissory Note or any other obligation to APR is not paid when due, or (b) if the Company shall admit in writing its inability to pay its debts or makes an assignment for the benefit of creditors, or if a receiver is appointed for any property of the Company, or if any petition is filed by or against the Company under any provisions of any law relating to bankruptcy, insolvency, reorganization or relief of debtors, or (c) upon the failure in business, dissolution or termination of existence of the Company.

     Certain Indebtedness and Other Matters

     In addition to the original credit facilities provided by Venture Finance, on March 6, 2003, Inyx Pharma also received a working capital credit facility in the form of an unsecured convertible debt instrument (the “Stiefel Loan”) from one of its clients, Stiefel Laboratories, Inc. (“Stiefel”). Headquartered in Coral Gables, Florida, Stiefel is a privately held pharmaceutical company which has a number of domestic and international operations.

     Stiefel provided the loan in order to ensure that Inyx Pharma had sufficient working capital to support its inventory and insurance requirements, once Stiefel agreed to exclusive development, and manufacturing and supply agreements with Inyx Pharma. Stiefel and Inyx Pharma signed such agreements, which also included a quality agreement, on March 6, 2003. Under these agreements, Inyx Pharma is to manufacture and assist in the commercialization of specific hydrocarbon aerosol dermatological products for Stiefel’s worldwide customer base.

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

     Due to our reverse acquisition of Inyx Pharma, the Stiefel Loan and any accrued interest may be converted into 4 million shares of our common stock at anytime before March 6, 2007. When we concluded our reverse acquisition of Inyx Pharma on April 28, 2003, the transaction consisted of an exchange of 100% of the outstanding common stock of Inyx Pharma (or 1 million ordinary shares of Inyx Pharma) in exchange for 16 million shares of our common stock, as a result of which Inyx Pharma’s shareholders became the majority shareholders of our Company and Inyx Pharma became our wholly owned subsidiary. As a result of the reverse acquisition and under the terms of its option agreement with Inyx Pharma, Stiefel is now entitled to 4 million common shares of our stock, if it exercises its option to convert its debt into equity of our Company.

     As of December 31, 2004, the outstanding amount we owed under the Stiefel Loan totaled approximately $4.2 million in principal and interest. Accrued interest amounting to approximately $240,000 (£150,000) for the period March 6, 2003 to March 5, 2004, which was due on March 5, 2004, was waived by Stiefel in consideration of future contract product development services that they require from us.

     Subsequently, on April 6, 2005, Inyx Pharma and Stiefel Laboratories, Inc. entered into a renewal of a Promissory Note originally dated March 6, 2003 payable to Stiefel Laboratories, Inc. in the principal amount of 2,500,000 Great Britain Pounds. In connection with such refinancing, Stiefel agreed to terminate its Option to convert such debt into 4 million shares of common stock of the Company. The new Note is payable quarterly in three equal installments starting June 30, 2005. Furthermore, once the note is paid off, the cross default condition on the Manufacturing and Supply Agreement dated March 6, 2003, will be removed and a cancellation letter will be reissued on December 31, 2005.

     In addition to our credit facilities, as noted above, our Company’s stockholders have periodically advanced and received repayment of funds loaned to the Company. We have utilized such stockholder loans to support operations, settle outstanding trade accounts payable, and for general working capital purposes. Such loans are usually advanced on a short-term basis.

     As of December 31, 2004, we have capital lease obligations amounting to approximately $227,000 for two capital leases. These leases include computer equipment and copier. The major component of these capital lease costs is our new business information technology system, the Sage 500 Management Information System (Sage 500 MIS), which has now become operational. The lease for the Sage 500 MIS will expire by 2006 and is guaranteed by our Chairman/CEO.

     For the year ended December 31, 2004, the total amount of interest expensed on all of our Company’s borrowings amounted to approximately $1.5 million. This amount of interest consisted of approximately $795,000 due to Laurus Funds, of which $468,000 was paid, with the balance of interest owed to Laurus Funds accrued. The balance of interest expensed during the period is primarily due to Stiefel. For the year ended December 31, 2004, the weighted average interest rate on outstanding loans during the period amounted to approximately 7.2%.

     In comparison, for the year ended December 31, 2003, the total amount of interest expensed on all of our Company’s borrowings amounted to approximately $822,000. This amount of interest consisted of approximately $215,000 of interest paid and $606,000 of interest accrued. For the year ended December 31, 2003, the weighted average interest rate paid on outstanding loans during the year amounted to approximately 6.6%.

     Capital Expenditures

     For the year ending December 31, 2004, we spent approximately $1.8 million in capital expenditures for the purchase of equipment to be refurbished for a new HFA manufacturing line amounting to $1.6 million, computer hardware and software totaling $107,000 and $95,000 for a technology patent. In comparison, for the combined period ended December 31, 2003, we spent approximately $412,000 in capital expenditures for the purchase of computer hardware and software, and office furniture and fixtures.

     On a short-term basis, recent equity financings and customer funding have provided us with sufficient capital to fund our immediate capital expenditure plans.

     Commencing in the second half of 2005, we will require an additional $3.6 million in funding over three years for capital expenditures, in order to improve our pharmaceutical manufacturing technologies, production capabilities, and plant quality and safety systems so that we are able to pursue expanding commercial and product manufacturing opportunities with existing and potential multinational pharmaceutical and biotechnology clients. Our new credit facility with Westernbank provides for up to $5.0 million in funding new capital equipment purchases

     These planned capital expenditures include $975,000 for a new hydrocarbon aerosol manufacturing and product blending area, which will provide appropriate segregation to manufacture anti-fungal aerosol products and to grow existing product opportunities; $550,000 for a new mixing vessel and associated ancillary equipment to enable us to manufacture newly formulated hydrocarbon aerosol products; $450,000 to expand our CFC-free (HFA) metered dose inhaler production facility in order to allow us to pursue a number of our own and new customer product development opportunities in the HFA respiratory area; $375,000 to introduce additional needle valve and under-cup gassing technology to produce our own proprietary products that incorporate new product-propellant barrier systems; and $650,000 in facility maintenance expenditures, including modification to the existing sprinkler systems to meet enhanced insurance standards, and the relocation of a propellant storage area to meet health and safety requirements.

     In addition to the costs we have already incurred in connection with the implementation of the Sage 500 MIS, in 2004, over the next three years, we will have to spend approximately $500,000 in related capital expenditures for additional business modules to this MIS system, plus ongoing annual maintenance costs of approximately $65,000. This MIS system supports our business functions at Inyx Pharma including manufacturing, warehousing, distribution, logistics, sales reporting, accounting, inventory, quality control, budgeting and financial reporting, and other company functions.

     On a longer term basis, in order to continue to strengthen our position in the pharmaceutical aerosol sector, we will require further capital expenditures to enhance our aerosol manufacturing and quality control systems. These include expenditures for new filling and packaging equipment and production facility enhancements to improve our capabilities to introduce new pharmaceutical aerosol products for increasing market opportunities in the respiratory and dermatological sectors. Planned investments will also be to support the maintenance of our facilities to meet ongoing regulatory compliance requirements, including adherence to good manufacturing practice, and the health, safety and environmental aspects of our pharmaceutical operations.

     Future Commitments

     As of December 31, 2004, we have commitments under various long-term lease agreements for premises including those for our office and development and production facilities. These property leases range from one to fifteen years depending on the specific property. We also have a number of operating and capital leases for office equipment, fork lifts and staff automobiles in the United Kingdom.

     As of December 31, 2004, we had operating lease contractual obligations totaling approximately $2.8 million due to various vendors over the next ten years.

     With regard to our vendor and suppliers, due to the purchase of the business assets of Miza UK out of Administration, we continue to be on pre-payments and cash on delivery (COD) payment terms with a number of our suppliers in Europe. These include all of our key component suppliers, including Cebal, which provides us with cans; Perfect Valois, which provides valves for aerosol pharmaceutical products; Lablabo, which provides actuators for steroidal foam products; Bespak, which provides valves for pharmaceutical respiratory inhaler devices; Precision Valve which provides us with aerosol valves; and Nussbaum & Guhl, which also provides us with cans. We have been in discussions with these vendors regarding our terms of payment and expect that, by the end of 2004, we can commence 30-60 day payment terms with such vendors.

     As a specialty pharmaceutical company, we are also involved in a number of business development projects including research and development activities that require the use of capital resources over extended periods of time. From time to time, these activities may also include the use of external resources that require prepayment or cash deposits for supplies, products or services that we require. As we intensify the development of our own proprietary products, our capital requirements and/or future commitments may increase accordingly. The profit margins on our proprietary products and consulting services are expected to be higher than our contract manufacturing services, although the time line for the commencement of revenues and earnings from these newly evolving business activities may be longer than that of our established contract manufacturing operations.

     Subsequent Events

     Subsequent to year end, on March 31, 2005, we entered into a new non-dilutive, asset base revolving credit, term loan and security agreement (“Debt Agreement”) totaling $46 million with Westernbank Business Credit Division of Westernbank Puerto Rico, Puerto Rico’s second largest bank and a wholly owned subsidiary of W Holding Company, Inc. The Debt Agreement provides up to $10.0 million under a revolving line of credit (the “Revolver”) secured by accounts receivables and inventory and up to $36.0 million under a series of four term loans (the “Term Loans”) secured by the Assets of the Inyx, Inc. and it’s subsidiary Inyx USA. The Term Loans consist of up to $5.0 million under a 5 year Term Loan for purchases of new Property, Plant and Equipment, a $14.2 million, 5 year Term Loan on existing equipment, an $11.8 million, 15 year Term Loan on Real Property and a $5.0 million mezzanine Term line secured by all other assets of the Company.

     The Revolver has a three year term and bears interest at the Westernbank prime rate plus 1.0%. The availability on the Revolver is based on a percentage of our accounts receivable, unbilled finished good inventory and raw and in-process inventory. The first three Term Loans bear interest at the Westernbank prime rate plus 2.0% with monthly payments commencing on July 1, 2005 through maturity. The mezzanine term loan bears interest at the rate of 15.0% with monthly principal payments commencing on July 1, 2005 through maturity.

     The availability under the Debt Agreement allowed the Company to complete the acquisition of certain assets and business of Aventis Pharmaceuticals Puerto Rico Inc. from Aventis Pharmaceuticals, Inc., a member of the sanofi-aventis Group, to restructure debt by repaying the $12.4 million Credit Facility with the Laurus Funds and to provide funding for working capital requirements.

     In connection with the Company’s repayment of the $12.4 million Credit Facility with the Laurus Funds, all of the liens and security interest in the assets of Inyx Pharma, Ltd held by Laurus Funds were unconditionally released and transferred to Westernbank Puerto Rico pursuant to the Release Agreement dated March 31, 2005.

     On December 15, 2004, the Company (acting through its wholly-owned subsidiary Inyx USA, Ltd.) signed an Asset Purchase Agreement with Aventis Pharmaceuticals Puerto Rico, Inc. (“APR”) to acquire the real estate, equipment, and certain contract rights comprising its Manati, Puerto Rico pharmaceutical manufacturing facility. We expect the Manati, Puerto Rico site acquisition to be materially additive to our revenues and earnings potential. Such transaction is more particularly described in a separate Current Report on Form 8-K filed April 6, 2005.

     Pursuant to the Asset Purchase Agreement with APR, the Company received a $3.5 million advance from APR, evidenced by a Promissory Note which was entered into on March 31, 2005 (the “Promissory Note”), for strategic and business development activities to be carried out by the Company subsequent to its acquisition of the pharmaceutical manufacturing assets of APR. Such Promissory Note carries a ten percent (10%) per annum interest rate and is to be repaid by the Company to APR in two equal installments of one million seven hundred fifty thousand dollars ($1,750,000); the first of these installments shall be made on July 29, 2005 and the second of these installments shall be made on December 30, 2005.

     On April 6, 2005, our subsidiary, Inyx Pharma and Stiefel Laboratories, Inc. entered into a renewal of a Promissory Note originally dated March 6, 2003 payable to Stiefel Laboratories, Inc. in the principal amount of 2,500,000 Great Britain Pounds. In connection with such refinancing, Stiefel agreed to terminate its Option to convert such debt into 4 million shares of common stock of the Company. The new Note is payable quarterly in three equal installments starting June 30, 2005. Furthermore, once the note is paid off, the cross default condition on the Manufacturing and Supply Agreement dated March 6, 2003, will be removed and a cancellation letter will be reissued on December 31, 2005.

     Expectations

     In addition to focusing on the integration of our acquisition of Aventis PR, in 2005, we hope that we will receive all of the necessary U.S. government regulatory body approvals in order to commence to implement our manufacturing consulting agreement with a third-world country, under the United Nations Development Programme – Montreal Protocol.

     We also continue to explore other pharmaceutical business acquisitions or the acquisition of pharmaceutical products, intellectual properties or drug delivery devices, although no such potential definitive agreements have been agreed to or signed. In the event that we make a significant future acquisition or change our capital structure, we may be required to raise funds through additional borrowings or the issuance of additional debt or equity securities.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES

Introduction

     “Disclosure Controls and Procedures” are defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified by the SEC’s rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principle executive and principal financial officers to all timely decisions regarding disclosure.

     “Internal Control Over Financial Reporting” is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, an issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by an issuer’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of an issuer: (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer’s assets that could have a material adverse effect on the financial statements.

     We have endeavored to design our Disclosure Controls and Procedures and Internal Controls Over Financial Reporting to provide reasonable assurances that their objectives will be met. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that its objectives will be met. All control systems are subject to inherent limitations, such as resource constraints, the possibility of human error, lack of knowledge or awareness, and the possibility of intentional circumvention of these controls. Furthermore, the design of any control system is based, in part, upon assumptions about the likelihood of future events, which assumptions may ultimately prove to be incorrect. As a result, we cannot assure you our control system will detect every error or instance of fraudulent conduct, including an error or instance of fraudulent conduct which could have a material adverse impact on our operations or results.

Changes in Internal Control Over Financial Reporting.

     During the fiscal quarter ended December 31, 2004, there were no changes in our Internal Control Over Financial Reporting that has materially affected, or is reasonably likely to materially affect, our Internal Control Over Financial Reporting.

     We are continually striving to improve our management and operational efficiency, and we expect that our efforts in this regard will enhance and strengthen our Internal Control Over Financial Reporting. For example, we have recently added to our accounting staff, including an experienced chief financial officer, with the aim of upgrading and reinforcing the technical resources available to our staff. We are also continuing our efforts to upgrade our information technology capabilities and are implementing a uniform consolidated accounting system at all of our business units. We will also hire an outside firm, not affiliated with our independent auditors, to complete an objective review of our Internal Control over Financial Reporting and provide recommendations for continued improvement of financial processes and controls, in preparation for Sarbanes-Oxley compliance testing.

     As disclosed in Note 3 to our financial statements, we restated our financial statements on two occasions during 2004 in order to correct the accounting for the acquisition if Miza UK and the accounting for convertible debt with beneficial conversion features and warrants. These material changes to our financial statements resulted from our on-going evaluation of the financial effects of these events. We believe that all proper corrections have now been made and that our financial reporting will be consistent and accurate during 2005 and beyond.

Evaluation of Disclosure Controls and Procedures.

     Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including it consolidated subsidiaries) required to be included in our Exchange Act filings.

ITEM 8B. OTHER INFORMATION

     None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Section 16(a) Beneficial Ownership Reporting Compliance

     The Company’s officers, directors and 10% stockholders are not subject to Section 16 reporting.

Directors and Executive Officers

Name	Age	Position with Company	Start Date with Company
Jack Kachkar	42	Chairman, Chief Executive Officer, and Director	April 1, 2003

Steven Handley	42	President and Director	May 1, 2003

Colin Hunter	48	Executive Vice President, Chief Scientific Officer and Director	May 1, 2003

Douglas Brown	52	Director and Compensation Committee Chair	July 17, 2003

Joseph Rotmil	54	Director and Audit Committee Chair	May 5, 2004

Jay M. Green	56	Executive Vice President and Director of Corporate Development	December 1, 2003

John Hamerski	53	Vice President and Chief Financial Officer	April 1, 2005

Rima Goldshmidt	42	Vice President-Finance and Treasurer Corporate Secretary	April 1, 2003

Ulrich Bartke	49	Vice President, Global Sales and Marketing	June 1, 2004

     Jack Kachkar – Chairman, Secretary and Director. Dr. Kachkar is a medical doctor with experience as an executive within the pharmaceutical industry. From 1996 until December 2002, he was President and CEO of Miza Pharmaceuticals, Inc., a Canadian corporation in Toronto, Ontario. Dr. Kachkar has founded and assisted in the acquisition of a number of pharmaceutical companies focused on niche product development and manufacturing capabilities. He has also provided consulting and advisory services within the pharmaceutical industry and was a founder in 1995 of a medical publishing company. Dr. Kachkar earned his medical degree from the English Language Medical Program at Semmelweis Medical University in Budapest, Hungary. Miza Pharmaceuticals, Inc. (“Miza”) had three operating subsidiaries, Miza Pharmaceuticals (UK), Ltd. (“Miza UK”), Miza Ireland Limited (“Miza Ireland”) and Miza Pharmaceuticals USA, Inc. (“Miza USA”). Dr. Kachkar was involved in the management of all four companies, although he resigned as an officer of Miza in December 2002 and as a director in May 2003; he resigned as a director of Miza UK in August 2002 and was never an officer; he resigned as a director of Miza Ireland in October 2002 and was never an officer; and he resigned as an officer of Miza USA in March 2003 and as a director in May 2003, after it had been sold to its management in October 2002. Miza UK was placed in Administration in 2001 and sold its assets out of Administration in March 2003 to Inyx Pharma. Miza USA was placed with Chapter 11 bankruptcy proceedings by its new owners in May 2003 under the name Carr Pharmaceuticals, Inc. Miza is currently inactive.

     Steven Handley – President and Director. Mr. Handley has over 20 years experience within the pharmaceutical industry. During this period, Mr. Handley has held several senior management positions in manufacturing and technical operations. He has extensive experience in the development and manufacture of sterile pharmaceuticals and aerosols technology. Mr. Handley has worked for Evans Medical, Medeva PLC, and, during the past five years for CCL Pharmaceuticals and its successor Miza UK, where he was responsible for all manufacturing and technical operations as Senior Vice President. Mr. Handley holds a qualified pharmaceutical technician degree and is a member of several professional bodies. He also holds a diploma in management and is experienced in vaccine manufacturing and lyophilization technology.

     Colin Hunter – Executive Vice President, Chief Scientific Officer and Director. Mr. Hunter has over 25 years experience within the pharmaceutical industry where he has held senior positions within quality and manufacturing operations, gaining extensive experience of regulatory authorities’ requirements for pharmaceutical products, including both FDA and EU regulatory agencies. During his career, he has worked for Glaxo Pharmaceuticals, Evans Medical Ltd. and Medeva PLC. From January 1990 until June 2000, he was European Quality Director for Medeva Pharma Ltd., a subsidiary of Medeva + Celltech PLC. From July 2000 until April 2001, he was Quality Director for CCL Industries, Inc. From May 2001 until February 2003, he was Senior Vice President of Miza Pharmaceuticals UK, Ltd. From March 2003 until April 2003, he was a director of Inyx Pharma Limited, and he became Executive Vice President of the Company in May 2003. Mr. Hunter holds a Bachelor of Science Degree with Honors in Bacteriology and Virology. He is a Chartered Biologist, Member of the Institute of Biology, a Fellow of The Institute of Quality Assurance and is a member of other professional societies.

     Douglas Brown – Director and Compensation Committee Chair and Audit Committee Member. Mr. Brown is an independent director of the Company. He has been active in a number of financial and investment companies. He has served as a director of the L/M Asia Arbitrage Fund since June 1988 and of the Eastern Capital Fund since June 1988. Previously, Mr. Brown was Vice-President of Citibank in London, United Kingdom, and Geneva, Switzerland where he managed over one billion dollars in assets. Mr. Brown graduated LLB from Edinburgh University, United Kingdom.

     Joseph Rotmil – Director and Audit Committee Chair and Compensation Committee Member. Since 1993, Mr. Rotmil has been President and CEO of Mixon Corporation, a manufacturer of public safety equipment. He is also currently President and CEO of Weston Capital Quest Corporation, a private consulting firm. Mr. Rotmil began his career in 1972 as an auditor with Coopers & Lybrand (now part of Price Waterhouse Coopers) and has held various financial and executive positions in the food services and telecommunications industry. His prior experience includes serving as President and CEO of Cobotyx Corporation, a privately owned telecommunications equipment manufacturer, and earlier as Vice President, Finance and Chief Financial Officer of that company. Mr. Rotmil has also served as a Controller at Executone Information Systems, a telecommunications equipment manufacturer, and as a Director of Corporate Accounting for Tetley, Inc., a large consumer products company. He also served as a Controller for the Accessories Group of General Mills, and as a Senior Financial Analyst at IBM.

     Jay M. Green – Executive Vice President and Director of Corporate Development. Mr. Green joined Inyx in December 2003. From January until November 2003, Mr. Green was a managing director of Duncan Capital, LLC, a merchant banking/investment banking firm that served as our investment banking firm. From June 2001 until 2002 year-end, Mr. Green was a Managing Director of BlueFire Partners, a Minneapolis-based capital markets advisory firm. From January 2001 until May 2001, Mr. Green served as an independent financial consultant advising both private and public companies. From June 2000 until December 2000, he was a Vice President with Unapix Entertainment, Inc., which was a public company on the American Stock Exchange (ASE: UPX) that filed for bankruptcy and its assets were subsequently liquidated. From March 1999 to May 2000, Mr. Green was an independent consultant advising private and public companies. From September 1998 until February 1999, he served as a Vice President with Paxar Corp. (NYSE: PXR). From January 1991 until May 1998, Mr. Green was a Vice President with Seitel, Inc. (which was on the ASE and then the NYSE during his tenure).

     John Hamerski (Jack) – Vice President and Chief Financial Officer. Mr. Hamerski is an experienced executive with a broad range of financial and operational experience. He joined Inyx on April 1, 2005 as Chief Financial Officer of Inyx, Inc. and Chief Operating Officer of Inyx USA. From August 2000 until June 2004, he was the Executive Vice President & Chief Financial Officer of Access Worldwide Communications, Inc., a pharmaceutical marketing firm. From November 1997 until his promotion to CFO he was the Vice President of Financial Planning and Analysis for Access Worldwide. Previously, form 1994 until November 1997, he was Vice President & Chief Financial Officer for Cadmus Interactive and Cadmus Catalogs, two divisions of Cadmus Communications Corporation, a marketing services firm and from 1992 thru 1994 as Director of Financial Planning and Analysis also with Cadmus Communications. Earlier in his career, he held several positions at the General Electric Company, including Manager of Internal Auditing and Manager of Programs & Productivity for GE Appliances.

     Rima Goldshmidt - Vice President-Finance, Treasurer and Corporate Secretary. Ms. Goldshmidt is responsible for financial reporting and consolidation. She has been employed with Inyx Canada Inc. and Inyx, Inc. since April 2003. Ms. Goldshmidt worked in the pharmaceutical industry for Miza Pharmaceuticals, Inc. between November 2001 and September 2002 as Director of Finance. From September 2002 to April 2003, she was a self-employed financial consultant to pharmaceutical companies. Prior to November 2001 Ms. Goldshmidt served as an audit manager at KPMG where she focused on serving clients in the life sciences industry. Ms. Goldshmidt is a Chartered Accountant with a Bsc degree in Microbiology and Biochemistry from the University of Toronto. Ms. Goldshmidt is a member of The Institute of Chartered Accountants of Ontario and the Canadian Institute of Chartered Accountants.

     Ulrich Bartke - Vice President, Global Sales and Marketing. Mr. Bartke joined Inyx in June 2004. From November 2003 until joining Inyx, Mr. Bartke was a self-employed consultant to pharmaceutical companies. Prior to that, Mr. Bartke served as Vice President Global Sales & Marketing of PowderJect Pharmaceuticals Plc, where he directed sales growth from approximately $40 million to in excess of $290 million during his two-year tenure from 2001 to August 2003, at which time PowderJect was acquired and Mr. Bartke became a pharmaceutical industry consultant focusing on U.S. and European markets. Mr. Bartke began his professional career and served for 17 years, from 1984 to 2001, with GlaxoSmithKline (“GSK”) in a number of different executive capacities. He started out in manufacturing management positions before moving into several marketing directorships at SmithKline Beecham Pharmaceuticals. In his last position with GSK, he served as Therapy Area Director, Vaccines, for GSK Pharmaceuticals Europe. Mr. Bartke holds a BSc in Pharmacy and a Ph.D. in Pharmaceutical Chemistry from the University of Berlin.

Director Compensation

     Directors serve for a term of one year or until their successors are elected and qualified. Non-management directors receive annual compensation of $30,000 for serving on the Board and all committees. The chair of the Compensation Committee receives an additional $10,000 per year, and the chair of the Audit Committee receives an additional $10,000 per year. Existing non-management directors have also received certain stock options. See “Principal Stockholders and Security Ownership of Management.”

Other Key Employees

Name	Position	Company
Dolores Fernandez	Vice President, Global Supply Chain	Inyx, Inc.

Nancy Hernandez	Vice President, Regulatory Compliance and Quality Operations	Inyx, Inc.

Jose Betancourt	Vice President, General Manager	Inyx, Inc.

Josette Wys	Vice President, Business Development	Inyx, Inc.

Serge Agueev	Information Systems Manager	Inyx, Inc.

Tony Garcia	Vice President, Operations and Site Director	Inyx USA, Inc.

Norma Rosa	Head of Finance	Inyx USA, Inc.

Ged Dittman	Vice President, Operations	Inyx Pharma. Ltd

Phil Jenkinson	Vice President, Quality	Inyx Pharma. Ltd

Joseph Rose	Head of Finance	Inyx Pharma. Ltd

Patricia Gilmore	Human Resource Manager	Inyx Pharma. Ltd

Anastasia Loftus	Regulatory Affairs Manager	Inyx Pharma. Ltd

Malcolm Fox	Engineering Manager	Inyx Pharma. Ltd

Carole Richardson	Corporate Administration Manager	Inyx Pharma. Ltd

     Officers are appointed by and serve at the will of the Board of Directors. There are no family relationships between or among any of the directors or executive officers of the Company.

Director Compensation

     Directors receive annual compensation of $30,000 for serving on the Board and all committees. The chair of the Compensation Committee receives an additional $10,000 per year, and the chair of the Audit Committee receives an additional $10,000 per year. Existing non-management directors have also received certain stock options. See “Principal Stockholders and Security Ownership of Management.”

Governance

     The Board of Directors has adopted the following committees to assist in the Company’s governance:

     Audit Committee – Joseph A. Rotmil and Douglas Brown comprise the Audit Committee, and Mr. Rotmil is the Chairman and Audit Committee Financial Expert. The Audit Committee functions under a Charter empowering it to, among other things, appoint the independent auditors, approve the auditor’s fees, evaluate performance of the auditor, review financial statements and management’s discussion and analysis thereof, review all SEC reports and press releases of a financial nature, oversee internal audit processes, oversee new audit reviews performed by the auditors, and receive management and other reports from the auditor.

     Compensation Committee - Douglas Brown and Joseph A. Rotmil comprise the Compensation Committee, and Mr. Brown serves as the Chairman. The Compensation Committee determines the compensation of the Chief

Executive Officer and other executive officers, determines Board of Director compensation, awards options and other stock grants, and issues the report regarding these matters for inclusion in annual reports to stockholders.

     As we are not listed on a national stock exchange we are not subject to many of the corporate governance requirements mandated by The Sarbanes-Oxley Act of 2002 (“SOX”). However, we have filed a listing application with the American Stock Exchange in 2003, and structured our governance to comply fully with all requirements of that Exchange as required by SOX. We will continue to pursue a listing of our common stock on that exchange and will continue to comply with the rules of the exchange on which a listing is sought.

     Beginning with 2005, we are no longer a Small Business Issuer as defined by the rules of the SEC, and we will review our corporate governance for compliance with the heightened governance rules applicable to us.

Compliance with Section 16(a)

     The Company does not file reports pursuant to Section 12 of the Securities Exchange Act of 1934, and its officers, directors, and 10% shareholders are not required to file reports under Section 16(a) of the Securities Act.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

     For the fiscal years ended December 31, 2004, 2003 and 2002, the following officers of the Company received the following cash compensation for services rendered to the Company. See “Management — Employment Agreements” for a description of compensation arrangements entered into by the Company with certain of its executive officers. Long-Term Incentive Plans

			Annual Compensation					Long-Term
Name/Principal					Other Annual			All Other
Position	Year	Salary	Bonus		Compensation		Compensation	Compensation
Jack Kachkar(1) (3)	2004	$345,000	—		—		—	$75,000
Chief Executive	2003	$245,000	—		$100,000	(4)	—	$65,000
Officer	2002	—	—		—		—	—
Steven Handley(1)	2004	$183,000	—		$27,885	(6)	—	$57,329
President	2003	$163,300	$12,250	(5)	—		—	$16,120
	2002	—	—		—		—	—
Colin Hunter(1)	2004	$172,300	—		$29,501	(6)	—	$61,568
Executive Vice-President	2003	$155,135	$11,635	(5)	—		—	$16,120
CSO	2002	—	—		—		—	—
Jay Green(1)(2)	2004	$150,000	$75,000	(5)	$5,000	(7)	—	$10,000
Executive Vice-President,	2003	—	—		—		—	—
Corp. Dev.	2002	—	—		—		—	—
Rima Goldshmidt(1)	2004	$100,000	$35,000	(5)	—		—	$15,000
Vice President, Finance	2003	$92,000	$5,000		—		—	—
	2002	—	—		—		—	—
Ulrich Bartke(1)(2)	2004	$96,000	—		$11,254	(6)	—	$20,361
Vice President, Sales &	2003	—	—		—		—	—
Marketing	2002	—	—		—		—	—

(1)	No compensation was paid in 2002.

(2)	No compensation was paid in 2003.

(3) During 2003 and 2004, Dr. Kachkar provided his services to Inyx and its subsidiaries through “JK Services”, a partnership of corporations owned by him and members of his immediate family. See “Related Party Transactions.”

(4) Represents a discretionary expense allowance. Effective January 1, 2004, such amount was combined with the salary amount.

(5) Accrued but not paid.

(6) Represents vehicle, travel and professional fee allowances.

(7) Represents a one-time discretionary expense allowance.

Stock Options

			Number of Securities		Value of Unexercised In-the-
			Underlying Unexercised		Money Options
			Options at Fiscal Year End		at Fiscal Year End
	Number of
	Shares
	Acquired or	Value
Name	Exercised	Realized	Exercisable	Un-exercisable	Exercisable	Un-exercisable
Jack Kachkar	—	—	750,000	—	$233,500	—
Steven Handley	—	—	—	—	—	—
Colin Hunter	—	—	233,333	166,667	$58,333	$41,667
Jay Green	—	—	500,000	—	$125,000	—
Rima Goldshmidt	—	—	215,000	—	$55,250	—
Ulrich Bartke	—	—	110,000	100,000	$19,800	—

Long-Term Incentive Plans

Estimated Future Payments under
Non-Stock Price-Based Plans
	Number of	Performance or
	Shares,	Other period Until
	Under or	Maturation or	Threshold	Target	Maximum
Name	Other Rights	Payout	($ or #)	($ or #)	($ or #)
Jack Kachkar	None	—	—	—	—
Steven Handley	None	—	—	—	—
Colin Hunter	None	—	—	—	—
Jay Green	None	—	—	—	—
Rima Goldshmidt	None	—	—	—	—
Ulrich Bartke	None	—	—	—	—

Employment Agreements

     The Company has signed Employment Agreements with its six executive officers. Such agreements have the following principal terms:

		Term of				Severance
	Start Date	Years	Base Salary	Stock Options	Vacation	amount
Jack Kachkar (1)	January 1, 2004	5	$345,000	750,000	4	24 month base
Steven Handley	May 1, 2003	5	£100,000	750,000	5	12 months base
Colin Hunter	May 1, 2003	5	£95,000	100,000	5	12 months base
John Hamerski	April 1, 2005	2	$200,000	300,000	4	6 months base
Rima Goldshmidt	April 1, 2003	4	$92,000	100,000	4	6 months base
Jay Green	December 1, 2003	5	$150,000	500,000	4	24 month base
Ulrich Bartke	June 1, 2004	1.5	£90,000	210,000	5	9 months base

(1)	Dr. Kachkar’s contract was with Inyx through May 15, 2003, when it was amended to direct all payments to JK Services, a personally owed investment company, for purposes of Canadian tax planning. Beginning January 1, 2004, the employment agreement was resumed with Dr. Kachkar and the terms amended to provide for a $345,000 salary without any discretionary expense allowance.

(2)	Actual grants during 2003 were: Kachkar - 500,000, Handley - nil, Hunter - 400,000, Goldshmidt - 200,000 and Green - 500,000

     All agreements contain the following provisions: Bonus payments will be made as a percentage of base salary increasing with performance measured by EBITDA, with a guaranteed bonus of ten percent of annual base salary. Each executive may receive additional option grants upon award of the Compensation Committee. Base salary will increase by 5% during each year of the term. The term automatically renews for successive one-year periods after expiration of the primary employment term. Each agreement may be terminated early for good cause or by the executive’s resignation. Termination for other reason triggers payment of the severance amount, offset by any termination event that is insured. Severance amounts for key senior executives increase from one-year base salary to two times salary in case of termination due to a change of control of the Company. Each executive is subject to customary confidentiality obligations and an agreement not to compete with the Company for three years following termination. Key executives are covered by a life insurance policy through the Company benefit plan. The policy coverage starts at two times base salary.

Stock Option Plan

     The Company’s Stock Option Plan (the “Option Plan”) provides for the grant to eligible employees and directors of options for the purchase of common stock. The Option Plan covers, in the aggregate, a maximum of 5,000,000 shares of common stock and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option.

     The Board of Directors administers and interprets the Option Plan and is authorized to grant options thereunder to all eligible employees of the Company, including officers. The Board of Directors designates the optionees, the number of shares subject to the options and the terms and conditions of each option. Each option granted under the Option Plan must be exercised, if at all, during a period established in the grant which may not exceed 10 years from the later of the date of grant or the date first exercisable. An optionee may not transfer or assign any option granted and may not exercise any options after a specified period subsequent to the termination of the optionee’s employment with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name and Address	Number of Shares		Percentage
Jordan Slatt	2,201,500	(1)	5.65%
124 Sandringham Drive
North York, Ontario
M3H 1E3

Viktoria Benkovitch	3,030,000	(2)	7.77%
Unit #1210, 445 Grand Bay Drive
Key Biscayne, Florida 33149

Jack Kachkar	890,000	(3)	2.28%
Unit #1210, 445 Grand Bay Drive
Key Biscayne, Florida 33149

Steven Handley	2,000,000	(4)	5.13%
37 Parkland Drive
Elton, Chester
Cheshire, England CH2 4PG

Rima Goldshmidt	215,000	(5)	0.55%
103 Overbrook Place
Toronto, Ontario, Canada
M3H 4P5

Colin Hunter	1,000,000	(6)	2.57%
11 Humberclose
Widnes, Cheshire, England

Larry Stockhamer, Trustee	9,100,000	(7)	23.34%
76 Sanibel Crescent
Thornhill, Ontario , Canada
L4J 8K7

Seward Trading	2,300,000		5.90%
voting and dispositive power is held by
Alex Benkovitch
Des Bergues 11, CP, Geneva 11
Switzerland, CH-1211

Perceptive Life Sciences Master Fund Ltd.,	2,500,000		6.41%
voting and dispositve power is held by
Joseph Edelman
Suite 100, 5347 Connecticut Ave, N.W.

Douglas Brown	1,200,000	(8)	3.08%
Sturdy’s, Taston
Oxon, UK 0OX735L

Joseph A. Rotmil	200,000	(9)	0.51%
812 Hampton
Weston, Florida 33326

Jay M. Green	850,000	(10)	2.18%
104 West Shore Drive
Putnam Valley, New York, 10579

Ulrich Bartke	210,000	(11)	0.54%
Doernter Weg 26
Wallenhorst, Germany D-49134

John Hamerski	300,000	(12)	0.77%
3101 South Ocean Blvd,
Highland Beach, FL 33487
All officers and directors as a group (9 persons)	6,865,000	(13)	17.61%

(1)	Consists of 1,301,500 shares owned of record and beneficially, 700,000 owned in his capacity as trustee of 715821 Ontario Limited, and warrants to purchase 200,000 shares.

(2)	Consists of 2,250,000 shares owned of record and beneficially and warrants to purchase 780,000 shares. Ms. Benkovitch is the spouse of Dr. Jack Kachkar. Dr. Kachkar disclaims any beneficial ownership of her shares.

(3)	Consists of 40,000 shares owned of record and beneficially, options to purchase 750,000 shares, and warrants to purchase 100,000 shares. Dr. Kachkar previously held 100,000 shares but in January 2004 transferred 60,000 shares to Bennett Jones, a Canadian law firm, which provides his family with legal advice and services. Although Dr. Kachkar is presently one of the beneficiaries of the JEM Family Trust and First Jemini Trust, such trusts are discretionary family trusts for the benefit of Kachkar family members in which the Trustee has absolute discretion to determine to pay any or part of the income or capital of the Trusts to the beneficiaries, and to exclude any beneficiary from any distribution – also see notes (8 and 9) below. Dr. Kachkar possesses no right to vote or dispose of or otherwise control any shares held by the trusts, and therefore has no direct beneficial ownership of shares owned by Larry Stockhamer as sole Trustee of both the JEM Family Trust and First Jemini Trust.

(4)	Shares owned of record and beneficially.

(5)	Options to purchase 215,000 shares.

(6)	Consists of 600,000 shares owned of record and beneficially and options to purchase 400,000 shares. Of these options, options to purchase 150,000 shares have vested. Options to purchase the remaining 250,000 shares are vesting over three years commencing June 2003.

(7)	Mr. Stockhamer is the Trustee of both the JEM Family Trust and First Jemini Trust. As Trustee of the JEM Family Trust, Mr. Stockhamer owns of record and beneficially 7,600,000 shares. As Trustee of First Jemini Trust, Mr. Stockhamer owns of record and beneficially warrants to purchase 1,500,000 shares. The JEM Family Trust and First Jemini Trust are discretionary family trusts for the benefit of Kachkar family members, including Dr. Kachkar, his spouse and two children. Dr. Kachkar and his family members possess no right to vote or dispose of or otherwise control any shares and warrants held by these family trusts, and therefore have no direct beneficial ownership of shares and warrants held by the Trustee, Mr. Larry Stockhamer.

(8)	Consists of 100,000 shares owned of record and beneficially, options to purchase 250,000 shares, vesting over two years, and warrants to purchase 850,000 shares.

(9)	Options to purchase 200,000 shares, vesting over two years.

(10)	Options to purchase 500,000 shares and warrants to purchase 350,000 shares.

(11)	Options to purchase 210,000 shares, vesting over 1.5 years. Currently only 110,000 options have vested.

(12)	Options to purchase 300,000 shares, vesting over 3 years.

(13)	Includes 2,740,000 shares, options to purchase 2,825,000 shares, and warrants to purchase 1,300,000 shares.

(14)	Consists of 2,640,000 shares, options to purchase 2,825,000 shares and warrants to purchase 1,200,000 shares once 100,000 shares are sold directly and another 100,000 shares sold through the exercise of warrants.

     The Company is not aware of any arrangement which might result in a change in control in the future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Organization of the Company

     Dr. Jack Kachkar, Mr. Steven Handley, and Mr. Colin Hunter may be considered to be the promoters who organized the Company.

     On March 26, 2003, the prior controlling shareholders of the Company sold 2,250,000 shares of common stock, representing 45% of shares outstanding, to Medira Investments LLC, which subsequently transferred such shares to Viktoria Benkovitch, the wife of Dr. Kachkar

     On April 28, 2003, the Company acquired all outstanding stock of Inyx Pharma, Ltd. in exchange for 16,000,000 shares of common stock of Inyx, Inc., including 7,600,000 shares issued to Larry Stockhamer as Trustee of the JEM Family Trust, of which Dr. Kachkar’s children and other family members are the beneficiaries, 2,000,000 shares to Mr. Handley and 600,000 shares to Mr. Hunter. Dr. Kachkar disclaims any beneficial ownership of the shares owned by Ms. Benkovitch or Mr. Stockhamer. See the discussion below in “Related Party Transactions.”

     Dr. Kachkar has been issued stock options for a total of 500,000 shares at an exercise price of $1.10 per share and has entered into the Employment Agreement described above. On August 22, 2003, he also participated in a private placement of restricted common stock which was made to existing stockholders. He acquired 100,000 shares at $1.00 per share in exchange for debt owed to him, and received two-year warrants, to purchase one share for each share purchased in the offering for $1.50 per share. On July 2, 2004, Dr. Kachkar was issued additional stock options for 50,000 shares at an exercise price of $0.90 per share. On November 22, 2004, Dr. Kachkar was issued additional stock options for 200,000 shares at an exercise price of $0.92 per share.

     Mr. Handley has entered into the Employment Agreement described above.

     Mr. Hunter has been granted stock options for a total of 400,000 shares at a price of $1.10 per share and the Employment Agreement described above.

Related Party Transactions

     Mr. Green has been granted stock options for a total of 500,000 shares at a price of $1.10 per share and the Employment Agreement described above. Prior to joining the Company, Mr. Green was previously a managing director at Duncan Capital LLC (“Duncan”). Duncan had been the Company’s investment banker during the second half of 2003. That relationship with Duncan has been terminated. On May 7, 2004, the Company terminated its investment banking relationship with Duncan. As a termination fee, the Company agreed to pay Duncan $120,000.

     Mr. Green and Dr. Kachkar’s spouse, Viktoria Benkovitch are co-owners of Karver Capital Holding, Ltd., (“Karver”), a private investment holding company incorporated in the British Virgin Islands. Karver is an affiliate of Medeorex, Inc. a New York Corporation (“Medeorex”), and a publicly-held health services company that subleases office space from the Company.

     On July 1, 2004, the Company granted a total of 100,000 five year stock purchase warrants to Mr. Green as additional consideration for the issuance of a promissory note. These warrants allow the holder to purchase the Company’s common stock at a price of $0.80 per share.

     On July 1, 2004, the Company subleased 25% of its New York offices to Medeorex. Medeorex is required to pay to the Company approximately $30,000 in annual rent. Dr. Kachkar and Mr. Green are officers and directors of Medeorex.

     On July 2, 2004, the Company granted a total of 1,500,000 warrants to First Jemini Trust, a discretionary family trust in which Dr. Kachkar and his spouse, are non-voting beneficiaries. These five-year warrants were granted pursuant to various business development services provided to the Company and allow the holder to purchase the Company’s common stock at a price of $0.90 per share.

     In July 2004, Dr. Jack Kachkar and his spouse, and Mr. Douglas Brown, an outside Director, each provided the Company with stockholder loans amounting to $300,000. Mr. Jay Green, the Company’s Executive Vice President of Corporate Development, also provided the Company a stockholder loan in the amount of $100,000. All of these stockholder loans are due by December 31, 2004, and bear interest at seven percent annually. As additional consideration for these loans, the Company granted these individuals five-year warrants, to purchase an aggregate of 700,000 shares of its common stock at an exercise price of $0.80 per share. Additionally, in November 2004, Dr. Kachkar and his spouse, Mr. Brown and Mr. Green agreed to each renew their loans to the Company. As additional consideration for such loans and for additional services provided to the Company in connection with the Company’s corporate developments, the Company granted these individuals five-year warrants, to purchase an aggregate of 1,150,000 shares of its common stock at an exercise price of $0.95 per share. The loans were renewed subsequent to year end and the net proceeds from these loans were utilized for working capital purposes.

     All such loans from Dr. Kachkar and his family have either been repaid, are periodically repaid, or are currently outstanding and therefore included in the Company’s liabilities. As of December 31, 2004, the Company’s liabilities to Dr. Kachkar and his family amounted to $0. Subsequent to December 31, 2004, Dr. Kachkar provides funding on an ongoing basis for the Company’s working capital requirements.

     On May 1, 2001, Miza UK, a subsidiary of Miza Pharmaceuticals, Inc., a Canadian corporation, acquired the pharmaceutical development and manufacturing business of CCL Pharmaceuticals, a division of CCL Industries (UK), Limited unrelated to the Company or any affiliate, for $20 million in a combination of stock, and vendor debt and convertible debt notes. At that time, Miza Pharmaceuticals, Inc. (“Miza Inc.”) was majority owned by Dr. Jack Kachkar and his family members. Dr. Kachkar resigned as an executive officer of Miza Inc. on December 31, 2002, and as a Director of that company on May 15, 2003.

     Miza Inc. had three operating subsidiaries, Miza Pharmaceuticals (UK), Ltd. (“Miza UK”), Miza Ireland Limited (“Miza Ireland”) and Miza Pharmaceuticals USA, Inc. (“Miza USA”). Dr. Kachkar was involved in the management of all four companies, although he resigned as an officer of Miza Inc. in December 2002, and as a director in May 2003; he resigned as a director of Miza UK in August 2002 and was never an officer; he resigned as a director of Miza Ireland in October 2002 and was never an officer; and he resigned as an officer of Miza USA in March 2003 and as a director in May 2003, after it had been sold to its management in October 2002. Miza UK was placed in Administration in 2001 and sold its assets out of Administration in March 2003 to Inyx Pharma. Miza Ireland’s assets were sold to an unrelated third party through an Irish court liquidation proceeding. Miza USA was placed with Chapter 11 bankruptcy proceedings by its new owners in May 2003 under the name Carr Pharmaceuticals, Inc. Miza Inc. is currently inactive.

     On September 3, 2002, Miza UK was placed into court-appointed Administration. On February 2, 2003, Inyx Pharma was organized by Steven Handley and Colin Hunter, who acquired 12.5% and 3.75% of the company, respectively, for nominal value. On March 3, 2003, 75821 Ontario Limited (“Ontario”), a Canadian entity owned by Jordon Slatt, acquired 8.75% of Inyx Pharma for services and 65% of Inyx Pharma as trustee for the JEM Family trust (“JEM”), whose beneficiaries are Dr. Kachkar and his family. Such trust is irrevocable and grants to independent trustees the right to vote and dispose of any stock owned by the trust. Therefore, Dr. Kachkar and Ms. Benkovitch (Dr. Kachkar’s wife) disclaim beneficial ownership of the shares owned by the trust. JEM paid approximately £550,000 to acquire such shares, which were distributed from Ontario to JEM in May 2003. The final investor in Inyx Pharma was Coral Beach Ventures, Inc., a Liechtenstein based fund, which acquired 10% of Inyx Pharma for £750,000 on March 7, 2003. Other than Dr. Kachkar, Mr. Handley and Mr. Hunter being previous directors or management of Miza companies, none of the Inyx Pharma shareholders were related.

     On March 7, 2003, two divisions of Miza UK, “Miza Aerosols” and “Miza Development”, were sold from the Administrator to Inyx Pharma for a total purchase price, inclusive of working capital, of $7.1 million, plus acquisition costs of $1.2 million. The acquisition price was obtained from the foregoing capital contributions and a loan from Venture Finance PLC.

     Prior to September 3, 2002, Dr. Jack Kachkar, the Company’s Chairman and CEO, was a director and indirect shareholder of Miza UK but as a result of this administration process, at the time of its acquisition of Miza UK’s assets, Inyx Pharma and its shareholders did not directly or indirectly own or control any of Miza UK’s assets. Then, on April 28, 2003, the Inyx Pharma stockholders unanimously agreed to exchange their shares for an aggregate of 64% of the outstanding common stock of Doblique. At the time of the transfer, Dr. Kachkar was the sole director and officer of Inyx (f/k/a Doblique), and his wife, Ms. Benkovitch, was the owner of 45% of the outstanding common stock of Inyx (f/k/a Doblique) following the transfer to her from Medira Investments, LLC, a wholly-owned investment company.

     In his capacity as the Company’s director, Dr. Kachkar acted for Doblique in connection with the Inyx Pharma acquisition. In addition, Inyx Pharma was represented by its own Board of Directors, officers, and separate legal counsel. Dr. Kachkar concluded that the Inyx Pharma transaction was fair to the unaffiliated stockholders of Doblique and all other parties. Such conclusion was based upon the following factors:

•	Doblique received an opinion that the acquisition was fair to the Doblique stockholders from a financial point of view from Jeffrey Katz, C.A. Mr. Katz is an independent chartered accountant in Canada and is experienced in the analysis of public companies and rendering of fairness opinions.

•	Doblique shares were trading sporadically at prices as low as $.21 per share before the acquisition of the control bloc by Medira was announced, and the net book value per share as of December 31, 2002, was a negative $0.03. Following announcement of the change of control and closing of the acquisition, the trading price of the Doblique stock increased to $1.55.

•	Doblique has moved from a small company with limited assets and continuing losses from operations to a potentially growing specialty pharmaceutical company with an international client base.

     The Company and Inyx Pharma previously had been without cash resources, and Dr. Kachkar’s family made numerous cash advances in anticipation of the acquisition of Inyx Pharma. In August 2003, $100,000 of such loans was converted into common stock at $1.00 per share, and all other amounts have been satisfied.

     Inyx Canada provides management services to Inyx and its subsidiary, Inyx Pharma. JK Services, a partnership of companies owned by Dr. Kachkar and his immediate family members, provides Dr. Kachkar’s services to the Company, from time to time. Total payments to JK Services in 2003 were $980,939, consisting of $228,125 for recurring salary and $752,814 based on the following: In March 2003, Dr. Kachkar agreed to contribute £400,000 to Inyx Pharma so it could meet the shareholders equity requirement of its lender Venture Finance. Such contribution was made with an understanding that the Company would repay it when it could meet the financial covenant on its own, and the contribution was returned in November 2003 in the form of a payment to JK Services.

     Dr. Kachkar holds 40,000 shares of Company stock owned of record and beneficially, options to purchase 750,000 shares of Company stock, and warrants to purchase an additional 100,000 shares of Company stock. In 2003, Dr. Kachkar previously held 100,000 shares in Company stock which he acquired in August 2003 when he converted an outstanding shareholder loan of approximately $100,000 due to him by the Company into common stock at $1.00 per share. In January 2004 Dr. Kachkar transferred 60,000 shares of his Company stock to Bennett Jones, a Canadian law firm which provides legal and commercial advice and services to Dr. Kachkar’s family. Such transfer was in lieu of fees payable to Bennett Jones by Dr. Kachkar’s family.

     On April 14, 2004, the Company transferred all shares of its subsidiary, Inyx Realty, Inc. to First Jemini Trust, a discretionary family trust for the benefit of Dr. Kachkar’s Family. Inyx Realty was formed to be the lessee of an office facility in Miami. The Company instead determined to lease office space in New York, New York, and had no need for the Miami space or its associated liability. The transfer of Inyx Realty to First Jemini Trust effectively removed the long-term lease commitment liability from the Company.

     The Company believes that all of the foregoing transactions were made on terms as favorable as could have been obtained from unrelated third parties.

ITEM 13. EXHIBITS

(a) The following documents are filed as part of this Annual Report on Form 10-KSB:

1.	Financial Statements: The financial statements filed as part of this report are listed in the “Index to Financial Statements” on Page F-1 hereof.

2.	Exhibits required to be filed by Item 601 of Regulation S-B:

2.1	Stock Exchange Agreement dated April 25, 2003, among Inyx Pharma, Doblique and the Inyx Stockholder. (1)

2.2.1	Asset Purchase Agreement dated as of December 15, 2004, by and between Inyx USA, Ltd. and Aventis Pharmaceuticals Puerto Rico, Inc. (20)(10)

2.2.2.	General Assignment dated as of April 1, 2005, by and between Aventis Pharmaceuticals Puerto Rico Inc. and Inyx USA, Ltd. (21)

3.1.1	Restated Articles of Incorporation of Inyx, Inc. (1)

3.2	Bylaws of Inyx, Inc. (1)

4	Specimen stock certificate for common shares. (1)

10.1	2003 Stock Option Plan. (1)

10.2	Indemnity Agreement dated April 25, 2003, among the Company, Steve Handley, Colin Hunter and Jack Kachkar. (1)

10.3	Registration Rights Schedule to Stock Exchange Agreement dated April 25, 2003. (1)

10.4.1	Employment Agreement dated April 1, 2003, with Jack Kachkar. (1)

10.4.2	Employment Agreement dated May 1, 2003, with Steven Handley. (1)

10.4.3	Employment Agreement dated May 1, 2003, with Colin Hunter. (1)

10.4.4	Employment Agreement dated April 1, 2003, with Rima Goldshmidt. (1)

10.4.5	Employment Agreement dated June 1, 2004, with Ulrich Bartke. (11)

10.4.6	Employment Agreement dated December 1, 2004, with Jay Green. (16)

10.4.7	Amendment dated May 15, 2003, to Employment Agreement of Rima Goldshmidt. (7)

10.4.8	Management Services Agreement dated May 15, 2003, with JK Services. (8)

10.4.9	Employment Agreement dated January 1, 2004, with Jack Kachkar. (8)

10.4.10	Employment Agreement dated April 1, 2005, with John Hamerski (22)

10.5	Opinion of Jeffrey Katz, C.A. (1)

10.6.1	Lease dated July 22, 1994, with the Council of the Borough of Halton for facilities at 6 Seymour Court, Manor Park, Runcorn, Cheshire, England. (1)

10.6.2	Lease dated June 23, 1988, between Warrington and Runcorn Development Corp and MiniPak Aerosols, Ltd. for lease of facilities at 10-11 Arkwright Road, Astmoor Industrial Estate, Runcorn, Cheshire, England. (1)

10.6.3	Lease dated June 23, 1988, between Warrington and Runcorn Development Corp and MiniPak Aerosols, Ltd. for lease of facilities at 1-2 Arkwright Road, Astmoor Industrial Estate, Runcorn, Cheshire, England. (1)

10.7	Business Advisory and Financial Consulting Services Agreement with Jordan Slatt. (1)

10.8	Agreement dated March 7, 2003, between Miza Pharmaceuticals (UK) Limited (in administration) and Inyx Pharma. (1)

10.9.1.	Option Agreement dated March 6, 2003, between Inyx Pharma and Stiefel Laboratories, Inc. (1)

10.9.2	6% Convertible Promissory Note dated March 6, 2003, in the principal amount of £2,500,000 to Stiefel Laboratories, Inc. (1)

10.9.3	Renewal 6% Promissory Note due December 31, 2005 to Stiefel Laboratories, Inc. (24)

10.9.4	Termination of Stiefel Option Agreement (24)

10.9.5	Manufacturing and Supply Agreement between Registrant and Stiefel Laboratories, Inc. dated March 6, 2003. (9)(15)

10.9.6	Quality Agreement between Registrant and Stiefel Laboratories, Inc. dated March 6, 2003. (9)

10.9.7	Development Agreement between Registrant and Stiefel Laboratories, Inc. dated March 6, 2003. (9)(15)

10.9.8	Amendment to Development Agreement with Stiefel Laboratories, Inc. (18)

10.10	Finders Fee Agreement with Saintsbury Management Corp., GrosvenorTrust Company, Ltd. and Liberty Management LLC (1)

10.11	Finders Fee Agreement with TriFinity Venture Corporation and BPL Corp. (1)

10.15	Stock Purchase Warrant dated June 26, 2003, with National Financial Communications Corp. (3)

10.16	Stock Purchase Warrant dated June 26, 2003, with Gary Geraci. (3)

10.17	Business Consulting Services Agreement dated July 1, 2003, with Marc Couturier. (3)

10.18.1	Securities Purchase Agreement dated October 29, 2003, with Luarus Master Fund, Ltd. (4)

10.18.2	Convertible Term Note dated October 29, 2003. (4)

10.18.3	Common Stock Purchase Warrant. (4)

10.18.4	Registration Rights Agreement. (4)

10.18.5	Debenture (security agreement). (4)

10.18.6	Charge Over Shares (pledge agreement). (4)

10.19	Form of Subscription Agreement for common stock placement. (4)

10.20.1	Security Agreement with Laurus Master Fund, Ltd. (5)

10.20.2	Secured Revolving Note to Laurus Master Fund, Ltd. (5)

10.20.3	Secured Convertible Minimum Borrowing Note with Laurus Master Fund, Ltd. (5)

10.20.4	Common Stock Purchase Warrant to Laurus Master Fund, Ltd. (5)

10.23.1	Stock Purchase Warrant for 200,000 shares of the Company’s common stock with Patrick W.H. Garrard/dab/The Garrard Group of West Redding, CT, dated July 1, 2003. (6)

10.23.2	Stock Purchase Warrant for 100,000 shares of the Company’s common stock with Capital Financial Media, Inc., dated August 15, 2003. (6)

10.23.4	Stock Purchase Warrant for 100,000 shares of the Company’s common stock with Dr. Jack Kachkar, dated August 22, 2003. (6)

10.23.5	Stock Purchase Warrant for 200,000 shares of the Company’s common stock with Mr. Jordan Slatt, dated August 22, 2003. (6)

10.23.6	Stock Purchase Warrant for 50,000 shares of the Company’s common stock with Saintsbury Management Corp., dated August 22, 2003. (6)

10.23.7	Stock Purchase Warrant for 50,000 shares of the Company’s common stock with Liberty Management, LLC, dated August 22, 2003. (6)

10.23.8	Stock Purchase Warrant for 300,000 shares of the Company’s common stock with Duncan Capital LLC, dated August 25, 2003. (6)

10.23.9	Stock Purchase Warrant for 20,000 shares of the Company’s common stock with Mr. Rick Iler, dated September 12, 2003. (6)

10.23.10	Warrant Agreement dated May 10, 2004, with Orestes Lugo. (7)

10.23.11	Stock Purchase Warrant for 82,500 shares of the Company’s common stock with Luarus Master Fund Ltd. dated May 27, 2004. (12)

10.23.12	Stock Purchase Warrant for 330,000 shares of the Company’s common stock with Laurus Master Fund, Ltd. dated February 27, 2004. (7)

10.23.13	Stock Purchase Warrant for 165,000 shares of the Company’s common stock with Laurus Master Fund, Ltd. dated March 30, 2004. (7)

10.23.14	Stock Purchase Warrant Agreements for an aggregate of 1,500,000 shares of the Company’s common stock with Larry Stockhamer as Trustee for First Jemini Trust dated July 2, 2004. (7)

10.23.15	Stock Purchase Warrant Agreement for 300,000 shares of the Company’s common stock with Douglas Brown dated July 19, 2004. (7)

10.23.16	Stock Purchase Warrant Agreement for 300,000 shares of the Company’s common stock with Viktoria Benkovitch dated July 19, 2004. (7)

10.23.17	Stock Purchase Warrant Agreement for 100,000 shares of the Company’s common stock with Jay Green., dated July 1, 2004. (7)

10.23.18	Stock Purchase Warrant Agreement for 694,000 shares of the Company’s common stock with Laurus Master Fund, Ltd. dated August 31, 2004. (7)

10.23.19	Stock Purchase Warrant for 75,000 shares of the Company issued to Gusrae, Kaplan & Bruno PLLC. (17)

10.23.20	Stock Purchase Warrant Agreements for an aggregate of 1,500,000 shares of the Company’s common stock with Larry Stockhamer as Trustee for First Jemini Trust dated July 2, 2004. (7)

10.23.21	Stock Purchase Warrant Agreement for 300,000 shares of the Company’s common stock with Douglas Brown dated November 19, 2004. (25)

10.23.22	Stock Purchase Warrant Agreement for 150,000 shares of the Company’s common stock with Douglas Brown dated November 19, 2004. (25)

10.23.23	Stock Purchase Warrant Agreement for 300,000 shares of the Company’s common stock with Viktoria Benkovitch dated November 19, 2004. (25)

10.23.24	Stock Purchase Warrant Agreement for 150,000 shares of the Company’s common stock with Viktoria Benkovitch dated November 19, 2004. (25)

10.23.25	Stock Purchase Warrant Agreement for 100,000 shares of the Company’s common stock with Jay Green., dated November 19, 2004. (25)

10.23.26	Stock Purchase Warrant Agreement for 150,000 shares of the Company’s common stock with Jay Green., dated November 19, 2004. (25)

10.23.27	Stock Purchase Warrant Agreement for 150,000 shares of the Company’s common stock with Stephan Spitz., dated November 26, 2004. (25)

10.23.28	Stock Purchase Warrant Agreement for 150,000 shares of the Company’s common stock with Spitz Business Solutions., dated November 26, 2004. (25)

10.23.29	Stock Purchase Warrant Agreement for 25,000 shares of the Company’s common stock with Sharon Brown dated December 22, 2004. (25)

10.23.30	Stock Purchase Warrant Agreement for 150,000 shares of the Company’s common stock with Enzo Barichello, dated December 16, 2004. (25)

10.23.31	Stock Purchase Warrant Agreement for 25,000 shares of the Company’s common stock with Robert Carrigan Jr. dated December 22, 2004. (25)

10.24	Supply Agreement dated June 11, 2004, with AstraZeneca. (11)

10.25.1	Form to stock purchase warrant issued to purchasers of the Company’s securities in a bridge financing offering on or about August 3, 2004 (the “Bridge”). (13)

10.25.2	Securities Purchase Agreement, dated as of August 2, 2004 among the Company and the purchasers of the Company’s securities in the Bridge. (13)

10.25.3	Registration Rights Agreement dated as of August 2, 2004 among the Company and the purchasers of the of the Company’s securities in the Bridge. (13)

10.25.4	Form of Stock Purchase warrant issued to Purchasers of the Company’s securities in a private placement during the period of time from August 27th through September 3rd, 2004 (the “August/September 2004 Private Placement”). (14)

10.25.5	Form of Subscription Agreement for the August/September 2004 private placement. (14)

10.25.6	Form of Registration Rights Agreement for the August/September 2004 private placement. (14)

10.26.1	Amendment Number One to Secured Convertible Minimum Borrowing Note with Laurus Master Fund, Ltd. dated February 27, 2004. (7)

10.26.2	Amendment Number One to Secured Revolving Note with Laurus Master Fund, Ltd. dated February 27, 2004. (7)

10.26.3	Amendment Number One to Laurus Master Fund, Ltd. Registration Rights Agreement dated February 27, 2004. (7)

10.26.4	Amendment Number One to Laurus Master Fund, Ltd. Security Agreement dated February 27, 2004. (7)

10.26.5	Stock Purchase Warrant for 330,000 shares of the Company’s common stock with Laurus Master Fund, Ltd. dated February 27, 2004. (7)

10.27.1	Amendment Number Two to Secured Convertible Minimum Borrowing Note with Laurus Master Fund, Ltd. dated March 30, 2004. (7)

10.27.2	Amendment Number Two to Secured Revolving Note with Laurus Master Fund, Ltd. dated March 30, 2004. (7)

10.27.3	Amendment Number Two to Laurus Master Fund, Ltd. Registration Rights Agreement dated March 30, 2004. (7)

10.27.4	Amendment Number Two to Laurus Master Fund, Ltd. Security Agreement dated March 30, 2004. (7)

10.27.5	Stock Purchase Warrant for 165,000 shares of the Company’s common stock with Laurus Master Fund, Ltd. dated March 30, 2004. (7)

10.28	Amendment and Restated Convertible Term Note with Laurus Master Fund, Ltd. dated May 27, 2004. (7)

10.29.1	Amendment Number Three to Secured Convertible Minimum Borrowing Note and Amendment Number Two to Convertible Term Note with Laurus Master Fund, Ltd. dated August 31, 2004. (7)

10.29.2	Stock Purchase Warrant Agreement for 694,000 shares of the Company’s common stock with Laurus Master Fund, Ltd. dated August 31, 2004. (7)

10.29.3	Deed of Release dated as of March 31, 2005, by and among Laurus Master Fund, Ltd., the Registrant and Inyx Pharma, Ltd. (23)

10.29.4	Release Agreement dated as of March 31 2005, by and among Laurus Master Fund, Ltd., the Registrant, Inyx USA, Ltd., Inyx Pharma, Ltd. and Westernbank Puerto Rico. (23)

10.31	Strategic Alliance Agreement with UTEK Corporation dated July 1, 2004. (7)

10.32	Patent Purchase Agreement with Phares Technology BV dated September 31, 2004. (7)

10.33	Manufacturing Supply Agreement with Novadel dated December 2, 2004. (19)

10.34.3	Manufacturing and Supply Agreement with Aventis Pharmaceuticals Puerto Rico, Inc. dated March 5, 2004 (25)

10.35.1	Loan and Security Agreement dated as of March 31, 2005, by and between Westernbank Puerto Rico, the Registrant and Inyx USA, Ltd. (23)

10.35.2	First Amendment to Loan and Security Agreement dated as of March 31, 2005, by and between Westernbank Puerto Rico, the Registrant and Inyx USA, Ltd. (23)

10.35.3	$3.5 million Promissory Note with Aventis Pharmaceuticals Puerto Rico, Inc. dated March 31, 2005 (25)

21.1	Subsidiaries of Registrant. (7)

23.1	Consent of Berkovits, Lago & Company, LLP (25)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (25)

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (25)

32.1	Certification of Chief Executive Officer under 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (25)

32.2	Certification of Chief Financial Officer under 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (25)

(1)	Filed as an exhibit to the Form 8K filed May 13, 2003, and incorporated herein by reference.

(2)	Filed as an exhibit to Form 8K/A filed June 24, 2003, and incorporated herein by reference.

(3)	Filed as an exhibit to Form 10-QSB filed August 19, 2003, and incorporated herein by reference.

(4)	Filed as an exhibit to Form 8-K filed November 3, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to Form 8-K filed January 6, 2004 ,and incorporated herein by reference.

(6)	Filed as an exhibit to Form 10-QSB filed November 14, 2003, and incorporated herein by reference.

(7)	Filed as an exhibit to Form SB-2 Registration Statement (SEC File No. 333-112902) filed February 17, 2004, and the Amendments thereto and incorporated herein by reference.

(8)	Filed as an exhibit to Form 10-KSB filed April 14, 2004, and incorporated herein by reference.

(9)	Filed as an exhibit Form 8-K/A filed March 15, 2004, and incorporated herein by reference.

(10)	Filed as an exhibit Form 8-K/A filed February 15, 2005, and incorporated herein by reference

(11)	Filed as an exhibit to Form 8-K filed June 29, 2004, and incorporated herein by reference, filed herewith.

(12)	Filed as an exhibit to the Form 10Q-SB filed August 16, 2004, and incorporated herein by reference.

(13)	Filed as an exhibit to the Form 8-K filed August 6, 2004, and incorporated herein by reference.

(14)	Filed as an exhibit to the Form 8-K filed August 30, 2004, and incorporated herein by reference.

(15)	Filed as an exhibit Form 8-K/A filed February 16, 2005, and incorporated herein by reference

(16)	Filed as an exhibit to the Form 10Q-SB filed May 20, 2004, and incorporated by reference herein.

(17)	Filed as an Exhibit to the Form 10Q-SB filed on November 22, 2004, and incorporated by reference herein.

(18)	Filed as an Exhibit to the Form 8-K filed on November 30, 2004, and incorporated by reference herein.

(19)	Filed as an Exhibit to the Form 8-K filed on December 2, 2004, and incorporated by reference herein.

(20)	Filed as an Exhibit to the Form 8-K filed on December 20, 2004, and incorporated by reference herein.

(21)	Filed as an Exhibit to the Form 8-K filed on April 6, 2005, and incorporated by reference herein.

(22)	Filed as an Exhibit to the Form 8-K filed on April 6, 2005, and incorporated by reference herein.

(23)	Filed as an Exhibit to the Form 8-K filed on April 6, 2005, and incorporated by reference herein.

(24)	Filed as an Exhibit to the Form 8-K filed on April 12, 2005, and incorporated herein by reference.

(25)	Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Audit Committee has appointed Berkovits, Lago & Company, LLP as the Company’s independent auditor’s for 2004.

     For 2004, Berkovits, Lago & Company, LLP has billed the Company for the services described below:

     Audit Fees. Berkovits, Lago & Company’s fees for the review of interim financial statements for the quarters ended March 31, 2004, June 30, 2004, and September 30, 2004, were $22,500. Berkovits, Lago & Company also billed $25,000 as a retainer in connection with the Company’s audit for the year ended 2004.

     Audit-Related Fees. Approximately $113,000 was paid in addition to the above audit fees..

     Tax Fees. Approximately $8,000 was accrued for tax services.

     All Other Fees.

     The Audit Committee is required to pre-approve the audit and non-audit services to be performed by the independent auditor in order to assure that the provisions of such services does not impair the auditor’s independence. This review and approval will take place on an annual basis and periodically during the year.

INYX, INC.

Item 7: FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2, F-3

Consolidated Balance Sheets as of December 31, 2004, December 31, 2003	F-4

Consolidated Statements of Operations for the Year Ended December 31, 2004; for the period from March 7, 2003 through December 31, 2003 and for the period from January 1, 2003 through March 6, 2003;	F-5

Consolidated Statements of Stockholders’ Equity (Deficit) and Other Comprehensive Loss for the Year Ended December 31, 2004; for the period from March 7, 2003 through December 31, 2003; and for the period from January 1, 2003 through March 6, 2003
F-6

Consolidated Statements of Cash Flows for Year Ended December 31, 2004; for the period from March 7, 2003 through December 31, 2003 and for the period from January 1, 2003 through March 6, 2003;	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Inyx, Inc. (formerly known as Doblique, Inc.)

We have audited the consolidated balance sheets of Inyx, Inc. (formerly known as Doblique, Inc.) (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2004 and for the period from March 7, 2003 through December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inyx, Inc. (formerly known as Doblique, Inc.) as of December 31, 2004 and 2003, and the results of operations and cash flows for the year ended December 31, 2004 and for the period from March 7, 2003 through December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/Berkovits, Lago & Company, LLP
Fort Lauderdale, Florida
April 12, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Miza Pharmaceuticals (UK) Ltd. (the predecessor to Inyx, Inc.)

We have audited the statements of operations, changes in stockholders’ equity (deficit) and cash flows of Miza Pharmaceuticals (UK) Ltd. (the predecessor to Inyx, Inc.) (the “Company”) for the period from January 1, 2003 through March 6, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Berkovits, Lago & Company, LLP
Ft. Lauderdale, Florida
December 28, 2004

INYX, INC.

Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except for share amounts)

	Successor
	December 31,
	2004	2003
Assets
Current assets:
Cash	$336	$796
Accounts receivable, net	1,697	3,395
Inventory, net	1,520	1,089
Prepaid expenses and other current assets	2,571	1,089

Total current assets	6,124	6,369

Property, plant and equipment, net	6,230	5,183
Deferred financing costs, net	651	860
Other assets	45	45
Deferred tax asset	—	1,294
Purchased intangible assets, net	1,705	1,739

	8,631	9,121

Total assets	$14,755	$15,490

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$4,091	$2,178
Accrued expenses and other current liabilities	1,744	996
Debt refinanced, net of debt discount	10,395
Current portion of debt	4,277	3,858

Total current liabilities	20,507	7,032
Debt, net of current portion	113	6,617

Total liabilities	20,620	13,649

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock - $0.001 par value, 10,000,000 shares authorized -0- shares issued and outstanding	—	—
Common stock - $0.001 par value, 150,000,000 shares authorized, 38,012,479 shares issued and outstanding at December 31, 2004, 28,525,000 shares issued and and outstanding at December 31, 2003	38	29
Additional paid-in capital	25,275	15,599
Accumulated deficit	(30,334)	(13,392)
Subscriptions receivable	(343)	(100)
Accumulated other comprehensive loss - foreign currency translation adjustment	(501)	(295)

Total stockholders’ equity (deficit)	(5,865)	1,841

Total liabilities and stockholders’ equity (deficit)	$14,755	$15,490

The accompanying notes are an integral part of these consolidated financial statements.

INYX, INC.

Consolidated Statements of Operations
(Expressed in thousands of U.S. dollars, except for share amounts)

	Successor		Predecessor
		For the Period
		from March 7,	For the Period
	For the Year	2003 through	from January 1,
	Ended December	December 31,	2003 through
	31, 2004	2003	March 6, 2003

Net revenues	$15,699	$13,099	$2,396
Cost of sales	14,316	10,634	1,876

Gross profit	1,383	2,465	520

Operating expenses:
Research and development	2,745	—	—
General and administrative	9,725	12,093	568
Selling	367	260	51
Depreciation and amortization	619	347	75
Amortization of intangible assets	166	139	—

Total operating expenses	13,622	12,839	694

Loss from continuing operations before interest and financing costs, income tax (provision) benefit and discontinued operations	(12,239)	(10,374)	(174)

Interest and financing costs (includes $670,000 amortization of debt discount)	3,370	4,312	176

Loss before income tax (provision) benefit and discontinued operations	(15,609)	(14,686)	(350)

Income tax (provision) benefit	(1,333)	1,294	—

Loss before discontinued operations	(16,942)	(13,392)	(350)

Loss from discontinued operations, net of income taxes	—	—	558

Net loss	$(16,942)	$(13,392)	$(908)

Basic and fully diluted loss per share
Loss before discontinued operations	$(0.52)	$(0.59)	—
Loss from discontinued operations, net of income taxes	—	—	—

	$(0.52)	$(0.59)	—

Weighted-average number of shares used in computing per share amounts	32,598,358	$22,857,260	—

The accompanying notes are an integral part of these consolidated financial statements.

INYX, INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Other Comprehensive Loss
(Expressed in thousands of U.S. dollars)

					Accumu-
					lated
					Other
	Common Stock		Additional	Stock	Compre-	Accumu-
	Number of		Paid-in	Subscription	hensive	lated
	Shares	Par Value	Capital	Receivable	loss	Deficit	Total
Predecessor
Balances at January 1, 2002	5,000	$8,022	$—	$—	$(771)	$524	$7,775
Net loss for the year	—	—	—	—	—	(30,988)	(30,988)
Foreign currency translation adjustment	—	—	—	—	(732)	—	(732)

Balances at December 31, 2002	5,000	8,022	—	—	(1,503)	(30,464)	(23,945)

Net loss for the period	—	—	—	—	—	(908)	(908)
Foreign currency translation adjustment	—	—	—	—	(102)	—	(102)

Balances at March 6, 2003	5,000	$8,022	$—	$—	$(1,605)	$(31,372)	$(24,955)

Successor
Balances at March 7, 2003	16,000	$16	$2,081	$—	$—	$—	$2,097
Issuance of stock for reverse acquisition	5,000	5	18	—	—	—	23
Issuance of stock for finders fees (April 17)	2,450	2	1,302	—	—	—	1,304
Issuance of stock for services (April 21)	1,500	2	799	—	—	—	801
Issuance of stock (August 22)	500	—	500	—	—	—	500
Offering costs on issuance of stock (August 22)	—	—	(12)	—	—	—	(12)
Issuance of stock (November 4)	3,000	3	2,997	—	—	—	3,000
Offering costs on issuance of stock (November 4)	—	—	(311)	—	—	—	(311)
Issuance of stock for options exercised (November 17)	75	1	90	—	—	—	91
Issuance of stock options	—	—	1,513	—	—	—	1,513
Issuance of warrants for services	—	—	1,261	—	—	—	1,261
Issuance of warrants with convertible debt and related beneficial conversion feature	—	—	5,361	—	—	—	5,361
Subscriptions receivable	—	—	—	(100)	—	—	(100)
Foreign currency translation adjustment	—	—	—	—	(295)	—	(295)
Net loss for the period	—	—	—	—	—	(13,392)	(13,392)

Balances at December 31, 2003	28,525	29	15,599	(100)	(295)	(13,392)	1,841

Issuance of stock for options exercised in January 2004 (net of shares returned to treasury)	265	—	293	—	—	—	293
Issuance of stock for services (July 1)	32	—	30	—	—	—	30
Issuance of stock (August 3 - September 3)	9,191	9	7,441	—	—	—	7,450
Offering costs (August 3 - September 3)	—	—	(819)	—	—	—	(819)
Issuance of stock options	—	—	291	—	—	—	291
Issuance of warrants with convertible debt and related beneficial conversion feature	—	—	1,295	—	—	—	1,295
Issuance of warrants for financing & consulting fees	—	—	1,337	—	—	—	1,337
Share registration fees for SB2	—	—	(192)	—	—	—	(192)
Subscription receivable	—	—	—	(243)	—	—	(243)
Foreign currency translation adjustment	—	—	—	—	(206)	—	(206)
Net loss for the period	—	—	—	—	—	(16,942)	(16,942)

Balances at December 31, 2004	38,013	$38	$25,275	$(343)	$(501)	$(30,334)	$(5,865)

The accompanying notes are an integral part of these consolidated financial statements

INYX, INC.

Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

	Successor		Predecessor
			For the Period from
		For the Period from	January 1, 2003
	For the Year Ended	March 7, 2003 through	through March 6,
	December 31, 2004	December 31, 2003	2003

Cash flows from operating activities:
Net loss for the period	$(16,942)	$(13,392)	$(908)
Add: loss from discontinued operations	—	—	558

Loss from continuing operations	(16,942)	(13,392)	(350)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	619	347	75
Interest and amortization of financing costs and debt discount	1,778	3,821	—
Amortization of intangible assets	166	139	—
Deferred tax asset	1,333	(1,294)	—
Issuance of stock for services	30	2,105	—
Reserve for inventory obsolescence	269	207	—
Provision for bad debts	(39)	191	—
Stock option compensation	291	1,513	—
Warrants issued for financing & consulting fees	1,337	1,261	—
Issuance of shares in recapitalization	—	23	—
Issuance of shares for exercise of stock options	293	—	—
Subscription receivable	(243)	—	—
Changes in assets and liabilities:
Decrease (Increase) in accounts receivables	1,737	(3,586)	(215)
(Increase) decrease in inventory	(700)	23	385
(Increase) decrease in prepaid and other current assets	(1,482)	230	267
(Increase) decrease in deferred financing costs	(127)	(900)	—
(Increase) in other assets	—	(45)
Increase in accounts payable and accrued liabilities	2,904	2,380	640
Increase (decrease) in deferred revenues	(243)	351	—
Increase in liabilities subject to compromise	—	—	353

Net cash (used in) provided by continuing operations	(9,019)	(6,626)	1,155

Net cash provided by (used in) discontinued operations	—	50	(617)

Net cash (used in) provided by operating activities	(9,019)	(6,576)	538

Cash flows from investing activities:
Purchase of intangible assets	(95)	—	—
Purchase of property, plant and equipment	(1,641)	(394)	(18)

Net cash used in investing activities	(1,736)	(394)	(18)

Cash flows from financing activities:
Borrowings under revolving line of credit, net	3,869	5,735	(522)
Repayment on revolving line of credit	—	(2,655)	—
Advances by stockholder	—	450	—
Repayment to stockholder	—	(450)	—
Proceeds from issuance of long term debt	500	4,500	—
Repayment of long term debt	(281)	(2,771)	104
Payment of financing fees related to debt	(19)	(573)	—
Proceeds from issuance of promissory demand notes	700	100	—
Repayment of promissory demand notes	(600)	—	—
Gross proceeds from issuance of stock	7,450	3,500	—
Costs related to issuance of stock	(819)	(323)
Cost of registering stock (SB2 registration)	(192)	—
Proceeds from exercise of stock options	—	90	—
Repayment of capital lease obligation	(107)	—	—

Net cash provided by (used in) financing activities	10,501	7,603	(418)

Effect of foreign exchange rate changes on cash and cash equivalents	(206)	(295)	(102)

Change in cash	(460)	338	—

Cash at beginning of period	796	458	—

Cash at end of period	$336	$796	$—

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts are expressed in thousands of U.S. dollars)

NOTE 1: BUSINESS DESCRIPTION AND PRESENTATION

     Inyx, Inc. (“Inyx” or the “Company”) through its wholly-owned subsidiaries, Inyx Pharma Limited and Inyx Canada Inc., is a specialty pharmaceutical company which focuses on the development and manufacturing of prescription and over-the-counter aerosol pharmaceutical products and drug delivery technologies for the treatment of respiratory, allergy, dermatological and topical conditions. Inyx’s client base primarily consists of large ethical pharmaceutical corporations, branded generic pharmaceutical distributors, and biotechnology companies.

     The Company was incorporated on March 28, 2000, in the State of Nevada, under the name Doblique, Inc. (“Doblique”). As Doblique, the Company was engaged in the business of breeding and racing thoroughbred horses at various major horse racing venues throughout the United States. On March 6, 2003, management decided to discontinue the Company’s thoroughbred horse operation by selling the assets of that operation to a third party; such assets and operations were nominal. Subsequent to the discontinuance of its horse racing operations, the Company concluded a reverse acquisition of Inyx Pharma Limited (“Inyx Pharma”); an aerosol pharmaceutical manufacturing company incorporated under the laws of England and Wales, and changed its name to Inyx, Inc. (“Inyx”).

     The acquisition of Inyx Pharma was consummated on April 28, 2003, by exchanging 16 million shares of the Company’s restricted common stock for 100% of the outstanding common stock of Inyx Pharma. As a result of the exchange, the stockholders of Inyx Pharma became the Company’s controlling stockholders, in the aggregate, holding approximately 64% of the Company’s outstanding shares. The transaction was accounted for as a recapitalization of Inyx using the reverse acquisition method of accounting and therefore, the historical financial statements of Inyx Pharma are presented herein as the Company’s historical financial statements. As a result of the Inyx Pharma transaction, the Company incurred costs of approximately $2.7 million consisting primarily of legal, accounting, consulting and finders’ fees. All such costs were expensed as incurred.

     Prior to its reverse acquisition by the Company, on March 7, 2003, Inyx Pharma had purchased the majority of the pharmaceutical business assets of Miza Pharmaceuticals (UK) Ltd. (“Miza UK”) out of Administration (a United Kingdom equivalent of Chapter 11 bankruptcy protection and reorganization) for approximately $8.3 million, consisting of an approximately $7.1 million cash payment to the Administrator for Miza UK’s assets and approximately $1.2 million in direct transaction costs. The Inyx Pharma acquisition of Miza UK’s business assets was accounted for utilizing the purchase method of accounting. Accordingly, the total purchase price was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values. The intangible assets acquired consisted of customer list and know-how which were allocated a fair value of approximately $1,280,000 and $598,000, respectively, based on an independent third party valuation.

     Prior to its acquisition of the majority of Miza UK’s business assets, Inyx Pharma was a non-operating private corporation with nominal net assets. As the historical financial statements of Inyx Pharma are presented herein as the Company’s historical financial statements, and because as of March 7, 2003, Inyx Pharma’s sole operation was essentially the continuation of the Miza UK business, the Company’s historical financial statements for the period from January 1, 2003 through March 6, 2003 are those of Miza UK, and are therefore presented as “Predecessor” financial statements.

     The Company’s financial statements for the periods commencing March 7, 2003 are referred to as “Successor” financial statements. The financial statements for all periods are collectively referred to as “Inyx” or the “Company”.

     Inyx currently manages and operates its business as one operating segment.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Consolidated Financial Statements

     The accompanying consolidated financial statements include the accounts of Inyx and its wholly owned subsidiaries: Inyx Pharma Limited and it’s predecessor Miza UK, an operating company formed under the laws of England and Wales; Inyx Canada Inc., a federally incorporated Canadian corporation and Inyx Realty, Inc., a Florida corporation through the date of disposition of April 14, 2004. On April 14, 2004, Inyx Realty, Inc. was transferred to a related party. As consideration, the related entity assumed all of the liabilities of Inyx Realty, Inc. including a commitment of a ten year office space lease of approximately $1.5 million.

     All inter-company accounts and transactions have been eliminated in consolidation

     b) Use of Estimates

     The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates are those used by management to measure the recoverability of intangible assets, the value of its deferred tax asset, the allowances for doubtful accounts and inventory reserves. Actual results could differ from those estimates.

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

     e) Property, Plant and Equipment

     Property, plant and equipment is stated at cost, net of accumulated depreciation and amortization, which is provided for by charges to operations over the estimated useful life of the assets using the straight line method. The useful life of assets ranges from 3-10 years for equipment, and up to 25 years for buildings. Leasehold improvements and equipment capital leases are amortized over the life of the related lease.

     Expenditures that extend the useful life of the respective assets are capitalized and depreciated over the lives of the respective assets. Maintenance, repairs and other expenses that do not extend their useful life are expensed as incurred.

     f) Purchased Intangible assets

     The Company’s purchased intangible assets consist of a customer list, know-how and a technology patent. These intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”(“SFAS No. 142”) and are amortized on a straight line basis over their estimated remaining useful lives in proportion to the underlying cash flows that were used in determining the acquired value. Customer list is amortized over a period of 12 years, know-how is amortized over 10 years and the patent will be amortized over a 7 year period.

     g) Deferred Financing Costs

     Costs directly associated with obtaining financing are capitalized and amortized on a straight-line basis over the estimated life of the financing arrangement. These costs will be written off in March 2005 due to the refinancing of this facility. Refer to Subsequent Events, Note 12.

     h) Business Combinations

     The Company accounts for business combinations in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations”(“SFAS No.141”). SFAS No.141 requires that the purchase method of accounting be used for all business combinations. SFAS No.141 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually by comparing carrying value to the respective fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This pronouncement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment by assessing the recoverability of the carrying value, The Company has adopted the provisions of SFAS No. 141 and SFAS No. 142 as of January 1, 2003.

     i) Impairment of Long Lived Assets and Intangible Assets

     The Company reviews the carrying value of its long lived assets including purchased intangible assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the assets by estimating the future net cash flows expected to result from the assets, including eventual disposition. If the future net cash flows are less than the carrying value of the assets, an impairment loss is recorded, equal to the difference between the asset’s carrying value and its fair value. In performing such reviews, management takes into consideration the current operating levels including any idle capacity, alternative uses for production utilizing current equipment, and growth trends and industry projections.

     j) Financial Instruments

     Financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, borrowings under the revolving line of credit and loans payable. The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short lives to maturity. Non-derivative financial instruments include letters of credit, commitments to extend credit and guarantees of debt. The fair value of debt also approximates fair market value, as these amounts are due at rates which are compatible to market interest rates. There were no derivative financial instruments for any of the periods presented. The carrying values of these financial instruments approximated their fair market value as of December 31, 2004, and 2003.

     k) Revenue Recognition

     The Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) product delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Revenues are recognized FOB shipping point, when products are shipped, which is when legal title and risk of loss is transferred to the Company’s customers, and is recorded at the net invoiced value of goods supplied to customers after deduction of sales discounts and sales and value added tax, where applicable. In situations where the Company receives payment in advance of the performance of research and development services, such amounts are deferred and recognized as revenue as the related services are performed.

     As of December 31, 2004 and 2003, deferred revenues amounted to $108,000 and $351,000 respectively and are included in accrued expenses and other liabilities.

     Non-refundable fees are recognized as revenue over the term of the arrangement, based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue. Product returns are not accepted.

     Shipping costs are paid by the Company’s customers. Any shipping and handling costs incurred by the Company are included in costs of goods sold in the accompanying consolidated statements of operations.

     l) Convertible Debt

     Convertible debt with beneficial conversion features, whereby the conversion feature is “in the money” are accounted for in accordance with guidance supplied by Emerging Issues Task Force (“EITF”) No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently

Adjustable Conversion Ratios” and EITF No. 00-27 “Application of Issue 98-5 to Certain Convertible Instruments.” The relative fair value of the warrants has been recorded as a discount against the debt and is amortized over the term of the debt.

     In addition since the debt is convertible into equity at the option of the note holder at the date of issuance at beneficial conversion rates, an embedded Beneficial Conversion Feature has been charged to interest and financing costs in the accompanying consolidated statement of operations and as an increase to additional paid-in capital at the time of issuance.

     For convertible debt and related warrants, the recorded discount is calculated at the issuance date as the difference between the conversion price and the relative fair value of the common stock and warrants into which the security is convertible or exercisable.

     Notes 10 and 16 provide additional information on the valuation of the warrants and the beneficial conversion feature.

     m) Net Loss per Share

     The Company follows the guidelines of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No.128”) in calculating its loss per share. SFAS No.128 states basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock equivalents for purposes of determining diluted earnings per share include the effects of dilutive stock options, warrants and convertible securities. The effect on the number of shares of such potential common stock equivalents is computed using the treasury stock method or the if-converted method, as applicable. The Company has excluded all outstanding options and warrants as well as shares issued upon conversion of convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. Refer to Subsequent Events, Note 12. Accordingly, as of December 31, 2004 and 2003, the Company had common stock equivalents of approximately 25,155,687 and 10,345,000 shares respectively, related to options and warrants; and approximately 18,375,000 and 10,880,952 shares respectively related to shares to be issued upon the conversion of the convertible debt.

     n) Stock Based Compensation

     On May 1, 2003, the Company adopted a Stock Option Plan that provides for the granting of incentive stock options and non qualified stock options for the benefit of employees, officers, consultants, directors and persons who the Company believes may have made a valuable contribution to the Company. The total number of shares that may be issued under the plan amounts to 5,000,000. The exercise price per share must be at least equal to the fair market price at the time of the grant.

     The Company applies the fair value method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) in accounting for its stock option plan. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The fair value of all vested options granted has been charged to salaries, wages, and benefits in accordance with SFAS No. 123.

     o) Concentration of Credit Risk

     The Company obtains detailed credit evaluations of customers generally without requiring collateral, and establishes credit limits as required. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit risk losses and maintains an allowance for anticipated losses.

     For the year ended December 31, 2004 and for the period from March 7, 2003 through December 31, 2003, the Company’s three largest customers accounted for approximately 46% and 43% of net revenues, respectively. As of December 31, 2004 and 2003, the Company’s three largest customers accounted for 56% and 57% of net receivables, respectively. The loss of any of these customers could have a material adverse effect on the operations of the Company.

     p) Income Taxes

     The Company follows Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

     q) Translation of Foreign Currency

     The functional currency of the Company’s United Kingdom subsidiary is the Great Britain Pound.. The Company’s financial statements are reported in United States Dollars and are translated in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (“SFAS No. 52”), which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing during the period. For purposes of SFAS No. 52, the Company considers the Dollar to be the reporting currency. The effects of unrealized exchange fluctuations on translating foreign currency assets and liabilities into Dollars are accumulated as a cumulative translation adjustment which is included as a separate component in the stockholders’ equity (deficit). Realized gains and losses from foreign currency transactions are included in the results of operations for the period.

     r) Research and development

     All research and development costs are expensed as incurred and include salaries of, and expense relating to, employees and consultants who conduct research and development.

     s) Recently Issued Accounting Standards

     In January 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As of the date of adoption of SFAS 143, the Company had no tangible long-lived assets. During the second quarter of 2003, the Company, through the reverse acquisition of Inyx Pharma acquired property, plant and equipment, including the manufacturing facility for CFC-based respiratory inhalers. The Company evaluates the carrying value of property, plant and equipment to determine whether there is any impairment. Our evaluations have indicated no such impairment to date. Management believes that as the Company increases its marketing and commercial activities in the United States and Latin America where the market for CFC-based respiratory inhalers still exists, the Company will be increasingly utilizing its production line for such products and any idle capacity will be eliminated.

     In January 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment to an exit plan is made. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 and is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s consolidated financial statements. The Company does not currently have derivative instruments or hedging activities. However, the Company is currently in the processes of setting up an arrangement with a financial institution to participate in currency forward contracts for the purpose of mitigating foreign exchange fluctuations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 provides guidance with respect to the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability rather than, under previous guidance, as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s consolidated financial statements.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, or for our fiscal year 2006. The Company has not yet determined the impact of applying the provisions of SFAS No. 151.

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS No. 123R eliminates the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in the first annual reporting period that begins after December 15, 2005. The Company estimates that the adoption of SFAS No. 123R will not have a material effect on the Company’s consolidated financial statements.

     t) Reclassifications

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

$8,333

     The fair values assigned to the intangible assets acquired are based on estimates and assumptions provided and other information compiled by management, including independent valuations, that utilize established valuation techniques appropriate for the industry the Company operates in.

     Recapitalization Transaction

     On April 28, 2003, the Company acquired all of the outstanding common shares of Inyx Pharma by issuing 16 million of the Company’s shares for all the outstanding and issued shares of Inyx Pharma. As a result of the transaction, the stockholders of Inyx Pharma received 64% of the Company’s outstanding shares, after the issuance of shares for finders’ fees and consulting services. The transaction was accounted for as a recapitalization of Inyx using the reverse acquisition method of accounting. Consequently, the assets transferred were recorded at historical value.

NOTE 4: ACCOUNTS RECEIVABLE, NET

     Accounts receivable consist of the following:

	December 31,	December 31,
	2004	2003

Trade receivables	$1,849	$3,586
Less allowance for doubtful accounts	(152)	(191)

	$1,697	$3,395

     There were no write-offs during the year ended December 31, 2004 and during the period from March 7, 2003 through December 31, 2003 and January 1, 2003 through March 6, 2003. There was a bad debt recovery for the year ended December 31, 2004 for a net amount of $33,000 and a bad debt expense of $191,000 for the period from March 7, 2003 through December 31, 2003.

NOTE 5: INVENTORY, NET

     Inventory is comprised of the following:

	December 31,	December 31,
	2004	2003

Finished goods	$107	$15
Work in process	551	266
Raw materials	1,338	1,015

	1,996	1,296
Less provision for obsolescence	(476)	(207)

	$1,520	$1,089

NOTE 6: PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2004	2003

Deferred acquisition costs (a)	$1,975	$—
Prepaid vendor invoices	352	347
Deferred legal and consulting fees	—	152
Prepaid rent, property and sales tax	83	258
Prepaid insurance	125	128
Other prepaid expenses	36	204

	$2,571	$1,089

     (a) On March 31,2005, the Company acquired a pharmaceutical manufacturing operation in Puerto Rico. Costs incurred in relation to this transaction include consulting fees, due diligence costs and manufacturing equipment costs. These costs are part of the purchase price related to the acquisition. See Subsequent Events, Note 12.

NOTE 7: PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment consist of the following:

	December 31,	December 31,
	2004	2003

Land	$546	$546
Buildings	1,059	1,059
Machinery, equipment and office furniture	3,541	3,524
Computer hardware and software	102	19

	5,248	5,148
Less accumulated depreciation	(898)	(340)

	4,350	4,808

Computer hardware and software under capital lease	407	382
Less accumulated amortization	(68)	(7)

	339	375

Equipment held for future use	1,541	—

	$6,230	$5,183

     For the year ended December 31, 2004 and for the period from March 7, 2003 through December 31, 2003, depreciation of property, plant and equipment was approximately $558,000 and $340,000, respectively. Amortization for equipment under capital leases was approximately $61,000 for the year ended December 31, 2004 and $7,000 for the period from March 7, 2003 through December 31, 2003.

     For the period from January 1, 2003 through March 6, 2003 depreciation of property, plant and equipment was approximately $75,000. There was no amortization of equipment under capital lease during the latter period.

     The equipment held for future use consists of a manufacturing line which the Company is in the process of developing. Managements expects to incur additional costs to equip this manufacturing line for the production of the filling and gassing of non-CFC aerosol pharmaceutical products.

NOTE 8: DEFERRED FINANCING COSTS, NET

     Deferred financing costs, net are comprised of fees related to the issuance of convertible debt issued to Laurus Master Funds, Ltd (“Laurus Funds”). (See Note 10) These amounts are amortized over the term of the loan.

     Deferred financing costs, net consist of the following:

	December 31,	December 31,
	2004	2003

Deferred financing costs	$1,027	$900
Less accumulated amortization	(376)	(40)

	$651	$860

     For the year ended December 31, 2004, the amortization of deferred financing costs approximated $336,000 and for the period from March 7, 2003 through December 31, 2003, amortization of deferred financing costs approximated $40,000.

     For the period from January 1, 2003 through March 6, 2003, there were no deferred financing costs and no respective amortization.

NOTE 9: PURCHASED INTANGIBLE ASSETS, NET

     Purchased intangible assets consist of the following:

	December 31,	December 31,
	2004	2003

Customer list (12 year life)	$1,280	$1,280
Know-how (10 year life)	598	598
Patent (7 year life)	132	—

	2,010	1,878
Less accumulated amortization	(305)	(139)

	$1,705	$1,739

     Purchased intangible assets are carried at cost less accumulated amortization. For the year ended December 31, 2004 and for the period from March 7, 2003 through December 31, 2003, amortization expense related to intangible assets totaled approximately $166,000 and $139,000, respectively. The aggregate estimated amortization expense for intangible assets as of December 31, 2004 for each of the following five years and thereafter is as follows:

2005	$185
2006	185
2007	185
2008	185
2009	185
Thereafter	780

Total	$1,705

NOTE 10: DEBT, NET OF CURRENT PORTION AND DEBT DISCOUNT

     Debt, net of current portion consists of the following:

	December 31,	December 31,
	2004	2003

Revolving line of credit due to Laurus Funds, net of debt discount of $740,000 at December 31, 2004 and $758,000 at December 31, 2003(a-i)	$6,368	$2,375
7% convertible term note due to Laurus Funds, collateralized by accounts receivable and other assets of the Company, net of debt discount of $692,000 at December 31, 2004 and $822,000 at December 31, 2003 (a-ii)	4,027	3,678
Uncollateralized 6% convertible promissory note due to customer,(b)	4,013	4,013
Uncollateralized 7% to 18% demand notes due to a stockholder and an executive of the Company, principal and interest due on demand	150	100
Capital lease obligations, due to financial institutions, collateralized by software and equipment, due in monthly installments of $14,000 including interest of 10% to 27%, through 2006 (c)	227	309

	14,785	10,475
Less debt refinanced, net of debt discount	(10,395)
Less current portion	(4,277)	(3,858)

Debt, net of current portion	$113	$6,617

      On March 31, 2005, the Company refinanced its borrowings from Laurus Funds carried at approximately $10.4 million ($11.8 million less related debt discount of $1.4 million) as of December 31, 2004, through a credit facility. This facility consists of a new non-dilutive, asset base revolving credit, term loan and security agreement (“Debt Agreement”) totaling $46 million with Westernbank Business Credit Division of Westernbank Puerto Rico, Puerto Rico’s second largest bank and a wholly owned subsidiary of W Holding Company, Inc. The Debt Agreement provides up to $10.0 million under a revolving line of credit (the “Revolver”) secured by accounts receivables and inventory and up to $36.0 million under a series of four term loans (the “Term Loans”) collateralized by the assets of Inyx, Inc. and it’s subsidiary Inyx USA, Inc. The term loans consist of up to $5.0 million under a 5 year term loan for purchases of new property, plant and equipment, a $14.2 million, 5 year term loan on existing equipment, $11.8 million, 15 year term loan on real property and a $5.0 million mezzanine term line carries interest of 15% and collateralized by all other assets of the Company. The interest rate for these facilities excluding the mezzanine ranges from Prime plus 1% to Prime + 2% (at a minimum of 6.5%) not to exceed 15%.

     (a-i) On December 30, 2003, the Company issued to Laurus Funds (i) Secured Revolving Convertible Note in the maximum principle amount of up to $2.5 million and (ii) Secured Convertible Minimum Borrowing Note in the original principal amount of $1.0 million. In connection with the issuance of the Revolving Note and the Minimum Borrowing Note, the company issued 660,000 warrants to purchase up to 660,000 shares of the Company’s common stock having exercise prices ranging from $1.84 to $2.57 per share. The warrants expire on December 30, 2008 and have a cashless exercise provision. The relative fair value of these warrants was estimated at approximately $758,000 based on the Black-Scholes option pricing model with the following assumptions; a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 66%, and a dividend yield of 0%. In addition since the debt is convertible into equity at the option of the note holder at the date of issuance at beneficial conversion rates, an embedded conversion feature was charged to interest and financing costs amounting to approximately $568,000 in the accompanying consolidated statement of operations.

     The Company can elect to pay the outstanding balance in shares of common stock at a fixed conversion price of $1.47 which was amended to $1.00 per share on February 27, 2004 and amended again to $0.80 on August 31, 2004, retroactively to the date of the original agreement. If the closing price of the Company’s stock for any of the 10 trading days preceding the repayment date is less than 110% of the fixed conversion price, the Company shall pay cash instead.

     On February 27, 2004 the Company issued Amendment #1 and increased the principle borrowing amount under the Secured Revolving Convertible Note and the Minimum Borrowing Note by $1.0 million, respectively. In addition, the Company issued Laurus Funds 330,000 warrants to purchase 330,000 shares of the Company’s common stock at prices ranging between $1.25 and $1.75 per share. The fair value assigned to these warrants was approximately $219,000 using the Black-Scholes option pricing model with the following assumptions; a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 57%, and a dividend yield of 0%. In accordance with EITF 00-27, the Company recorded the relative fair value of the warrants as a discount against the debt, and is amortizing the discount over the term of the debt. In addition since the debt is convertible into equity at the option of the note holder at the date of issuance at beneficial conversion rates, an embedded conversion feature was charged to interest and financing costs amounting to approximately $380,000 in the accompanying consolidated statement of operations.

     On March 30, 2004, the aggregate principle amount available for borrowing under these two notes was increased to $6.5 million by issuing Amendment #2 to the Secured Revolving Convertible Note whereby the maximum principle amount was increased by $1.0 million to $4.5 million. The Company issued Laurus Funds 165,000 warrants to purchase 165,000 of the Company’s shares of common stock at prices ranging between $1.25 and $1.75 per share. The additional beneficial conversion feature recorded on this amendment was $209,000 and the fair value allocated to the warrants was approximately $109,000 using the Black-Scholes option pricing model with the following assumptions; a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 57%, and a dividend yield of 0%. In accordance with EITF 00-27, the Company recorded the relative fair value of the warrants as a discount against the debt, and is amortizing the discount over the term of the debt and the embedded beneficial conversion feature was charged to interest and financing costs in the accompanying consolidated statement of operations.

     As of December 31, 2004, advances under this facility, amounted to approximately $7.1 million .. These advances are collateralized by accounts receivables based on an agreed upon formula and all other assets of the Company. The Company has the option of paying interest on these borrowings in cash or by issuing common stock. Interest on these borrowings is payable monthly at prime plus 3% with a minimum of 7% on the outstanding balance. The initial advance under this facility on December 30, 2003 amounted to approximately $3.1 million of which approximately $2.6 million was used to repay the Company’s factoring arrangement with another lender.

(a-ii) On October 29, 2003, the Company issued to Laurus Funds a Convertible Term Note in the maximum principle amount of $4.5 million. In connection with the issuance of the Convertible Term Note, the Company issued 1,350,000 warrants to purchase up to 1,350,000 shares of the Company’s common stock having exercise prices ranging from $1.25 to $1.75 per share. The warrants expire on October 29, 2008 and have a cashless exercise provision. The fair value of these warrants was estimated at approximately $870,000 based on the Black-Scholes option pricing model with the following assumptions; a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 66%, and a dividend yield of 0%. The relative fair value allocated to the warrants was recognized as debt discount and amortized over the term of the note.

     In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature amounting to approximately $3.2 million was recorded. The value of the beneficial conversion feature has been recorded to interest and financing costs in accordance with EITF No. 00-27.

     In April 2004, the Company received a thirty day waiver from the holder on the first principal payment due which was subsequently further extended through to maturity. In addition, the Company received a deferral on certain interest payments which have subsequently been paid to Laurus Funds. As consideration for the deferrals, the Company issued five year Common Stock Purchase Warrants to Laurus Funds to purchase 694,000 shares of common stock at an exercise price of $0.81 per share. The fair value of these warrants was $153,000 based on the Black-Scholes option pricing model with the following assumptions; a risk free interest rate of 3.14%, an estimated life of four years, a volatility factor of 57%, and a dividend yield of 0% and will be amortized over the remaining term of the loan. The Company also lowered the fixed conversion price of the convertible debt to $0.80 retroactively to the date of the agreement and stipulated an automatic reset of the fixed conversion price under certain circumstances.

     The principal amount of this collateralized 7% convertible term note was increased by another $500,000 on May 27, 2004. As additional consideration for the increase the Company issued a five year Common Stock Purchase Warrant to Laurus Funds to purchase 82,500 shares of the Company’s common stock at exercise prices ranging from $1.00 to $1.40 per share. The principal is due in monthly installments of approximately $17,000 commencing in November 2004 through November 2006. The Company recorded a beneficial conversion feature of $184,000 and the relative fair value allocated to the warrants was approximately $40,000 based on the Black-Scholes option pricing model with the following assumptions; a risk free interest rate of 3.14%, an estimated life of four years, a volatility factor of 57%, and a dividend yield of 0%. The fair value allocated to the warrants was recorded as debt discount and is being amortized over the term of the loan and the beneficial conversion feature was charged to the statement of operations as interest and financing costs.

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

     For the year ended December 31, 2004, interest expense on the amortization of debt discount was approximately $670,000. The amortization for the period from March 7, 2003 through December 31, 2003 was approximately $50,000.

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

     Pursuant to the Registration Rights Agreement with Laurus Funds, the Company is liable for certain penalties as a result of not registering the securities within a specified time frame. However, to date Laurus Funds has waived all penalties.

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

     (b) Principal is due in Great Britain Pounds, on March 6, 2007 to Stiefel Laboratories, Inc. (‘‘Stiefel’’), a customer and lender, while interest is payable annually commencing on March 7, 2004. The holder has the option to convert this note and any accrued interest into 4 million shares of the Company’s common stock at any time before March 6, 2007. Additionally, the holder has the first right of refusal, for a period of four years on any additional debt financing that may be required by the Company. In March of 2004, the Company received, from the holder, a waiver of the first annual interest payment amounting to approximately $240,000 in consideration of future product development services. On April 6, 2004, the Company renegotiated this note. The new terms include the repayment of this note by December 31, 2005 and the cancellation of the option agreement to convert the note into 4 million common shares of the Company. Refer to Subsequent Events, Note 12.

     (c) The Company leases computers and furniture under capital leases that expire at various dates through 2006. Interest rates range from 10% to 27%.

     As of December 31, 2004 the principal installments payable on debt are as follows:

2005	$4,277
2006	107
2007	6

Total	$4,390

NOTE 11: COMMITMENTS AND CONTINGENCIES

     Leases:

     The Company has commitments under various long-term operating lease agreements for various premises. For the year ended December 31, 2004, total rent of office space was approximately $180,000 (2003 - $103,000). In addition to rent, the Company and its subsidiaries are responsible for operating costs, real estate taxes and insurance. As of December 31, 2004, future minimum annual rental commitments under operating leases are as follows:

2005	$577
2006	428
2007	399
2008	191
2009	100
Thereafter	1,106

Total	$2,801

     Legal Matters:

     The Company and its subsidiaries are subject to claims and lawsuits arising in the ordinary course of business. Management, in consultation with its legal advisors, believes that the outcomes of such legal matters are remote and unlikely to have a material adverse effect on the Company’s financial position or operating results.

     Key Suppliers:

     The Company purchases raw materials and components from a limited number of key supplier. The loss of any one of the suppliers would have a material affect on the Company’s operations.

     Other:

     Based on an agreement with a customer, the Company intends to spend approximately 365,000 on gassing equipment to automate a manufacturing Line related to that customer’s contract.

NOTE 12: SUBSEQUENT EVENTS

     During January 2005, Laurus Funds, the holders of the Convertible Notes due through 2006 converted $304,000 of the principal due on the Convertible Notes into 380,000 shares of the Company’s restricted common stock at a conversion price of $0.80 per share.

     Subsequent to December 31, 2004, the Company renewed three Promissory Notes to two executives and an outside director for an aggregate amount of $700,000 at an interest rate of 10% per annum.

     On March 31, 2005, the Company entered into a new non-dilutive, asset base revolving credit, term loan and security agreement (“Debt Agreement”) totaling $46 million with Westernbank Business Credit Division of Westernbank Puerto Rico, Puerto Rico’s second largest bank and a wholly owned subsidiary of W Holding Company, Inc. The Debt Agreement provides up to $10.0 million under a revolving line of credit (the “Revolver”) secured by accounts receivables and inventory and up to $36.0 million under a series of four term loans (the “Term Loans”) collateralized by the assets of Inyx, Inc. and it’s subsidiary Inyx USA, Inc. The term loans consist of up to $5.0 million under a 5 year term loan for purchases of new property, plant and equipment, a $14.2 million, 5 year term loan on existing equipment, $11.8 million, 15 year term loan on real property and a $5.0 million mezzanine term line carries interest of 15% and collateralized by all other assets of the Company. The interest rate for these facilities, excluding the mezzanine ranges from prime plus 1% to prime plus 2% (at a minimum of 6.5%) not to exceed 15%.

     The availability under the Debt Agreement allowed the Company to complete the acquisition of certain assets and business of Aventis Pharmaceuticals Puerto Rico Inc. (“Aventis PR”) from Aventis Pharmaceuticals, Inc., a member of the sanofi-aventis Group, to repay all amounts due to Laurus Funds and to provide funding for working capital requirements.

     In connection with the Company’s repayment of amounts due to Laurus Funds, all of the property, rights, title, interests and other assets pledged to Laurus Funds by Inyx Pharma, Ltd. and the Registrant pursuant to that certain Debenture dated as of October 30, 2003, by and between Inyx Pharma, Ltd. and Laurus Funds, as supplemented by a Supplemental Deed of Security dated as of December 29, 2003, and pursuant to that certain Share Charge dated as of October 29, 2003, by and between the Registrant and Laurus Funds, respectively, were irrevocably and unconditionally released by Laurus Funds pursuant to that certain Deed of Release dated as of March 31, 2005, by and between the Registrant, Inyx Pharma, Ltd and Laurus Funds. Further, all of Laurus Funds’ right, title and interest in and to the assets secured in connection with that certain Secured Revolving Note dated as of December 30, 2003, that certain Minimum Borrowing Note dated as of December 30, 2003 and that certain Convertible Term Note dated as of October 20, 2003, each by and between the Registrant and Laurus Funds (together, the “Instruments”), were terminated, cancelled and transferred, along with all of Laurus Funds’ right, title and interest in and to the Instruments, by Laurus Funds to Westernbank Puerto Rico pursuant to that certain Release Agreement dated as of March 31, 2005, by and among the Inyx, Inc., Inyx Pharma, Ltd., Inyx USA, Ltd., Laurus Funds and Westernbank Puerto Rico. In addition to the repayment of the convertible notes, the Company issued to Laurus Funds 1.5 million restricted common shares in lieu of early termination fees.

     On March 31, 2005, we entered into a long-term manufacturing and supply agreement with Aventis to manufacture and supply dermatological creams, lotions and ointments to Aventis from the Manati, Puerto Rico manufacturing facility that we acquired from Aventis PR (the “Aventis Supply Agreement”).

     Pursuant to the completion of the acquisition of the business assets of Aventis PR, the Company received a $3.5 million advance from Aventis PR, evidenced by a Promissory Note which was entered into on March 31, 2005 (the “Promissory Note”), for strategic and business development activities to be carried out by the Company subsequent to its acquisition of the pharmaceutical manufacturing assets of Aventis PR. Such Promissory Note carries a ten percent (10%) per annum interest rate and is to be repaid by the Company to Aventis PR in two equal installments of one million seven hundred fifty thousand dollars ($1,750,000); the first of these installments shall be made on July 29, 2005 and the second of these installments shall be made on December 30, 2005.

     On April 6, 2005, our subsidiary, Inyx Pharma and Stiefel entered into a renewal of a Promissory Note originally dated March 6, 2003 payable to Stiefel in the principal amount of 2,500,000 Great Britain Pounds. In connection with such refinancing, Stiefel agreed to terminate its Option to convert such debt into 4 million shares of common stock of the Company. The new Note is payable quarterly in three equal installments starting June 30, 2005. Furthermore, once the note is paid off, the cross default condition on the Manufacturing and Supply Agreement dated March 6, 2003, will be removed and a cancellation letter will be reissued on December 31, 2005.

     Subsequent to year end, following the cancellation of 550,000 stock options granted to employees and consultants under the 2003 Stock Option Plan, the Company granted 550,000 stock options to employees and consultants as per the 2003 Stock Option Plan with prices ranging from $0.90 to $1.10.

NOTE 13: STOCKHOLDERS’ EQUITY (DEFICIT)

     The stockholders’ equity (deficit) information presented in these consolidated financial statements reflects the recognition of the effect of the reverse acquisition transaction with Inyx Pharma (See Note 1).

     On April 17, 2003 the Company issued 2,450,000 shares of restricted common stock as a fee to five entities as finders’ fees for their role in facilitating the transaction with Inyx Pharma. The value of the common stock was approximately $1.3 million.

     On April 21, 2003 the Company issued 1,500,000 shares of restricted common stock to an individual as consideration for business advisory and financial consulting services. The value of the common stock was approximately $800,000.

     On April 28, 2003 the Company issued 16,000,000 shares of restricted common stock for 100% of the issued and outstanding shares of Inyx Pharma in a reverse merger acquisition.

     On August 22, 2003 the Company completed a private placement financing under which the Company sold 500,000 shares of its common stock at a price of $1.00 per share, and the investors also received a common stock purchase warrant, with an exercise price of $1.50 per share, along with each common share purchased. Neither the common shares nor the warrants are registered for trading at this time. As announced by the Company on September 9, 2003 the proceeds of the offering were to be used to increase the Company’s working capital. The investors in this private placement included the Company’s Chairman and an Outside Director of the Company.

     On October 30, 2003, the Company closed the private placement of $3 million in common stock. The common stock private placement has resulted in the issuance of 3 million shares, par value $0.01 to a group of institutions and other accredited investors. Proceeds net of offering costs of approximately $310,000 amounted to approximately $2.7 million. In addition to the common shares, the purchasers received a five-year Stock Purchase Warrant to buy one share of common stock for each two shares acquired in the placement, at a price of $1.00 per share for half of such warrants and $1.35 for the remaining half. The Company can call these warrants for redemption if the Company’s stock price has closed above 200% of the strike price for 20 consecutive days.

     On November 17, 2003, pursuant to an exercise of 75,000 options the Company issued 75,000 shares of common stock for net proceeds of $90,000.

     During the period March 7, 2003 through December 31, 2003, the Company recorded approximately $1.5 million of additional paid-in capital resulting from stock options which vested during the period. The fair value was calculated using the Black-Scholes option pricing model with the following assumptions; a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 66%, and a dividend yield of 0%. This amount is included in general and administrative expenses in the consolidated statement of operations.

     During the period March 7, 2003 through December 31, 2003, the Company recorded approximately $1.3 million resulting from the issuance of 1,475,000 stock purchase warrants as consideration for services to consultants and stock options to employees. The fair value was calculated using the Black-Scholes option pricing model with the following assumptions; a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 66%, and a dividend yield of 0%. These amounts are included in general and administrative expenses in the consolidated statement of operations.

     On October 29, 2003 and December 30, 2003, the Company issued Laurus Funds a Convertible Term Note and a Secured Revolving Convertible Note with attached warrants. The beneficial conversion feature and the fair value of the warrants were recorded to additional paid-in capital. The value of the beneficial conversion feature was approximately $3.7 million and the fair value assigned to the warrants was approximately $1.6 million. The fair value was calculated using the Black-Scholes option pricing model with the following assumptions; a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 66%, and a dividend yield of 0%

     In January 2004, pursuant to an exercise of 265,000 options, the Company issued 200,000 shares of common stock at approximately $1.10 per share, and 65,000 shares of common stock at approximately $1.20 per share.

     On July 1, 2004, the Company issued 31,579 restricted shares of common stock for services under a strategic collaboration agreement amounting to approximately $30,000. This amount is included in the general and administrative expenses in the consolidated statement of operations.

     On August 3, 2004 through September 3, 2004 the Company completed two private placements and issued an aggregate of 9,190,901 shares of common stock at exercise prices ranging from $1.00 to $1.11 per share. The private placement resulted in proceeds of approximately $7.5 million net of offering related costs amounting to approximately $819,000. All of the investors were granted five-year non-detachable warrants to purchase up to an additional 9,190,901 shares of our common stock in aggregate at exercise prices ranging from $1.00 to $1.11 per share. During the term of such warrants, the exercise price shall be adjusted based on an agreed upon formula. The warrants also contain certain redemption and anti-dilution provisions. The Company also issued 783,286 warrants as a fee in connection with this private placement.

     During the year ended December 31, 2004, the Company recorded approximately $291,000 of additional paid-in capital resulting from stock options which vested during the period. The fair value was calculated using the Black-Scholes option pricing model with the following assumptions; a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 66%, and a dividend yield of 0%. This amount is included in general and administrative expenses in the consolidated statement of operations.

     During the year ended December 31, 2004, the Company recorded approximately $521,000 as the fair value of warrants granted to Laurus Funds as consideration for its collateralized 7% convertible term note and certain amendments to the loan agreement thereafter. The relative fair value was calculated using the Black-Scholes option pricing model with the following assumptions; a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 57%, and a dividend yield of 0% and was recorded as debt discount and is amortized over the remaining term of the loan. In addition, the Company also recorded $773,000 in the beneficial conversion feature on the convertible term note and secured revolver note. This amount was recorded as a charge to interest and financing costs in the accompanying statement of operations

     In addition, during the year ended December 31, 2004, the Company recorded approximately $178,000 of additional paid-in capital resulting from the issuance of 700,000 stock purchase warrants as additional consideration for promissory notes issued to two of its executives and one independent director. Additionally, on November 19, 2004, the Company granted an additional 1,150,000 five-year warrants to two of the Company’s executives and an outside director to purchase an aggregate of 1,150,000 shares of the Company’s common stock at a price of $0.95 per share. 450,000 of these warrants related to services provided in connection with corporate development and acquisition activities. The remaining 700,000 warrants were granted as additional consideration for extending loans to the Company, the aggregate amount of the loans amounts to $700,000 bearing interest of 10% per annum and due to be repaid no later than March 31, 2005. Net proceeds from these loans, were used for working capital purposes. The fair value assigned to these warrants based on the Black-Scholes pricing model was approximately $404,000 with the following weighted-average risk assumptions: a risk free interest rate of 3.14%, an estimated life of four years, a volatility factor of 66% (2003) and 57% (2004), and a dividend yield of 0%. These amounts are included in interest expense in the consolidated statement of operations

     During the year ended December 31, 2004, the Company recorded approximately $580,000 of additional paid-in capital resulting from the issuance of stock purchase warrants, which included; (i) 100,000 stock purchase warrants granted to a resigning director as an exchange for cancellation of 350,000 stock options. These Common Stock Purchase Warrants have an exercise price of $1.20 per share. (ii) 1,500,000 warrants granted to an entity related to the Company’s Chairman, and his spouse. These five-year warrants were granted pursuant to various business development services provided to the Company and allow the holder to purchase our common stock at a price of $0.90 per share. These amounts are included in general and administrative expenses in the consolidated statement of operations.

     On November 26, 2004, the Company granted 300,000 five-year stock purchase warrants to purchase 300,000 shares of the Company’s common stock at a price of $0.98 per share, to a consultant for due diligence services in relation to the asset acquisition in Puerto Rico. The fair value assigned to these warrants was approximately $109,000 and was charged to deferred acquisition costs on the Company’s balance sheet.

     Between December 16, 2004 and December 30, 2004, the Company granted 150,000 stock purchase warrants for services in connection with signing a definitive agreement for the asset acquisition in Puerto Rico. These five year warrants allow various consultants to purchase the Company’s common stock at a prices ranging between of $1.11 and $1.35 per share. The fair value assigned to these warrants was approximately $66,000 based on the Black-Scholes option pricing model and was charged to deferred acquisition costs on the Company’s balance sheet.

NOTE 14: ACCUMULATED COMPREHENSIVE LOSS

     The accumulated comprehensive loss reflected in the consolidated statement of changes in Stockholders’ Equity (deficit) and other comprehensive loss represents accumulated foreign currency translation adjustments associated with the conversion of the Company’s United Kingdom and Canadian subsidiary’s accounts to US dollars. These amounts are not adjusted for income taxes as they relate to an indefinite investment in a foreign subsidiary.

NOTE 15: STOCK OPTION PLAN

     On May 1, 2003, the Company’s Board of Directors adopted the 2003 Stock Option Plan, which provides for the granting of incentive stock options and non-qualified stock options for the benefit of employees, officers, directors and those persons who the Company believes may have made a valuable contribution to the Company. The total number of shares that may be issued under the plan is 5,000,000. The exercise price per share must be at least equal to the fair market price at the time of grant. The term of each option is 10 years from the date of grant. The predecessor Company had no stock option plan.

     The weighted average fair value, at the date of the grant of the individual options granted during 2004 and 2003 was estimated at $1.18 and $1.12 respectively. The fair value of these options was estimated using the Black-Scholes option-pricing model, with the following assumptions for the year ended December 31, 2004 and for the period from March 7, 2003 through December 31, 2003, volatility rate of 57% and 66% respectively, risk free interest rate of 3.14%, an expected life of four years and no dividend yield for all periods.

     Total net compensation expense relating to options granted to employees, officers, directors, and other persons approximated $292,000 for the year ended December 31, 2004 and $1.5 million during the period March 7, 2003 through December 31, 2003. These amounts are included in general and administrative expenses in the consolidated statement of operations, as the Company expects that it will continue to issue stock options to such persons. There was no similar expense for options in the other periods presented.

     A summary of stock option activity under the plan is shown below:

	Successor		Predecessor
		For the Period
	For the Year	from March 7,	For the Period
	Ended	2003 through	from January 1,
	December	December 31,	2003 through
	31, 2004	2003	March 6, 2003
	(000’s)	(000’s)	(000’s)

Beginning Balance	4,860	0	—

Granted	773	6,185	—

Exercised	(325)	(75)	—

Forfeited	(410)	(250)	—

Cancelled	(448)	(1,000)	—

Ending Balance	4,450	4,860	—

Exercisable	3,627	3,212	—

     The following table summarizes information concerning outstanding and exercisable options at December 31, 2004 and at December 31, 2003; the predecessor Company had no stock option plan.

Options outstanding				Options exercisable
Weighted
			Average	Weighted		Weighted
			Remaining	Average		Average
	Range of	Shares	Contractual	Exercise	Shares	Exercise
	Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Price

December 31, 2004	$0.90 -$1.75	4,450	9	$1.18	3,627	$1.18
December 31, 2003	$1.10 -$1.75	4,860	9	$1.12	3,212	$1.12

NOTE 16: WARRANTS

     For the period from March 7, 2003 through December 31, 2003, the Company granted 3,475,000 warrants to purchase a maximum of 3,475,000 whole shares of common stock. Of the warrants granted, 2,000,000 warrants were issued pursuant to issuance of debt that are non-detachable and 1,475,000 detachable warrants were issued pursuant to consulting and investment banking agreements. These warrants allow the holders to buy the Company’s common stock at prices ranging from $1.00 to $3.10 per share and expire at various dates between July 1, 2006 and December 30, 2008. The fair value assigned to the warrants issued for consulting and investment banking fees was approximately $1.3 million based on the Black-Scholes option pricing model with the following weighted average assumption: a risk free interest rate of 3.14%, an estimated life of four years, a volatility factor of 66%, and a dividend yield of 0%. This amount was included in the general and administrative expenses on the Company’s consolidated statement of operations for the period March 7, 2003 through December 31, 2003.

     The Company issued to Laurus Funds 2,010,000 stock purchase warrants in conjunction with the issuance of debt over the period March 7, 2003 through December 31, 2003. The value assigned to these warrants was approximately $1.6 million and was recorded to debt discount and is being amortized over the period the debt is outstanding. In addition, the Company issued 1,271,500 warrants to Laurus Funds in consideration for increases to their convertible note and borrowing facility during the year ended December 31, 2004. The value assigned to these warrants was approximately $521,000 and was recorded to debt discount and is being amortized over the period the debt is outstanding. The total amortization for the year ended December 31, 2004 was approximately $670,000 and for the period March 7, 2003 through December 31, 2003 was approximately $48,000.

     During the year ended December 31, 2004 there were 9,974,187 warrants granted to purchase a maximum of 9,974,187 shares of common stock. 9,190,901 warrants were issued pursuant to the issuance of equity and are non-detachable 783,286 were granted to consultants as consideration for services in connection with the issuance of equity.

     Additionally, 2,575,000 detachable warrants issued pursuant to consulting and investment banking agreements. These warrants allow the holders to purchase the Company’s common stock at prices ranging from $0.80 to $1.75 per share. The fair value of these warrants was estimated using the Black-Scholes option pricing model with the following weighted average assumption: a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 57%, and a dividend yield of 0%. The value assigned to these warrants was approximately $907,000 and was charged as general and administrative expenses to the Company’s consolidated statement of operations for the year ended December 31, 2004.

     Additionally, 1,400,000 warrants were issued in conjunction with promissory notes to related parties issued during the year. The value assigned to these warrants based on the Black-Scholes option pricing model was $425,000 and was charged as interest and financing expense to the Company’s consolidated statement of operations for the year ended December 31, 2004.

NOTE 17: SUPPLEMENTAL CASH FLOW INFORMATION

	Successor		Predecessor
		For the
		Period	For the
		from	Period from
	For the	March 7,	January 1,
	Year	2003	2003
	Ended	through	through
	December	December	March 6,
	31, 2004	31, 2003	2003

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$341	$216	$—

Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of shareholder debt of $100,000 into shares of stock	—	100	—

Issuance of stock for services	323	799	—

Issuance of stock for finders fees	—	1,302	—

Issuance of stock options	291	1,513	—

Warrants issued for consulting and financing fees	1,337	1,261	—

Debt discount	522	1,628	—

Supplemental Disclosure of Non-Cash Investing Activities:

Capital leases	25	309	—

Acquisition of Patent	37	—	—

NOTE 18: INCOME TAXES

     The (provision) benefit for income taxes by taxing jurisdictions was as follows:

	Successor		Predecessor
		For the	For the
		Period from	Period from
		March 7,	January 1,
	For the Year	2003	2003
	Ended	through	through
	December	December	March 6,
	31, 2004	31, 2003	2003

Deferred tax (provision) benefit:
US Federal	$—	$—	$—
Non-US	(1,333)	1,294	—

Income tax (provision) benefit	$(1,333)	$1,294	$—

     The federal statutory tax rate reconciled to the effective tax rate during 2004 and 2003, respectively is as follows:

	Successor		Predecessor
		For the	For the Period
		Period from	from January
	For the Year	March 7,	1, 2003
	Ended	2003 through	through
	December	December	March 6,
	31, 2004	31, 2003	2003

Tax at US statutory rate	35%	35%	35%

Change in valuation allowance	(43.5%)	(23.3%)	—

Effective tax rate	(8.5%)	11.7%	—

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at December 31, 2004 and 2003 are as follows:

	December 31,	December 31,
	2004	2003

Deferred tax assets:
Net operating loss carryforward
US	$3,144	$3,393

Non-US	2,463	1,294

	5,607	4,687

Less: valuation allowance	$(5,607)	(3,393)

Total net deferred tax assets	$—	$1,294

At December 31, 2004, the Company has approximately $9.0 million of U.S. operating loss carry-forwards expiring from 2005 through 2019; and approximately $8.2 million of foreign loss carry forwards expiring from 2005 through 2011. The Company has not made any provisions for United States federal or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries because it is expected that such earnings will be permanently reinvested in these foreign operations. It is not practical to estimate the amount of taxes that might be payable on the eventual remittance of these earnings.

NOTE 19: DISCONTINUED OPERATIONS

     On March 7, 2003, Inyx Pharma acquired the majority of the pharmaceutical business assets of Miza UK out of Administration. The business assets of Miza UK’s Biopharma division were not purchased and therefore have been presented as discontinued operations in the period from January 1, 2003 through March 6, 2003. The Biopharma Division generated net revenues of approximately $335,000, costs of sales of approximately $395,000 and a net loss of approximately $558,000.

NOTE 20: RELATED PARTY TRANSACTIONS

     During the period from March 7, 2003 through December 31, 2003, an affiliated partnership controlled by the chairman and his immediate family charged the Company for the chairman’s services. Total payments to this affiliate approximated $980,000. The amount consisting of a one-time consulting charge of $753,000 and the balance of $227,000 for recurring salary were charged to general and administrative expenses in the consolidated statement of operations.

     During the period from March 7, 2003 through December 31, 2003, the Chairman and his spouse provided working capital advances to the Company. At December 31, 2003, all such advances have been repaid.

     During the period from March 7, 2003 through December 31, 2003, the Company paid rent to an affiliate for a furnished office space amounting to $66,000. This amount is included in general and administrative expenses.

     On April 14, 2004, Inyx Realty, Inc., which the Company established solely to operate a corporate office lease in Miami Florida, was acquired by a related party. As consideration for the transfer, this related party assumed $100,000 of Inyx Realty’s liabilities. The acquirer is a family trust in which the Company’s Chairman/CEO and his spouse are beneficiaries. The acquirer unconditionally assumed all liabilities, thus terminating all of the Company’s obligations under that lease.

     During the year ended December 31, 2004 and the period from March 7, 2003 through December 31, 2003 the Company paid to an affiliate approximately $12,000 and $0, respectively for sublease of office furniture and equipment.

     During the year ended December 31, 2004, the Company issued three promissory notes in aggregate amounting to $700,000 to two of the Company’s executives and an independent director. The parties were issued warrants with a fair value of $178,000 for the issuance of the notes. This amount was charged as interest expense. During 2004, the Company repaid $600,000 of the notes. Subsequent to December 31, 2004 the Company renewed the notes which carry interest of 10% per annum. As additional consideration, the Company granted five-year warrants to the lenders to purchase an aggregate of 700,000 shares of its common stock at $0.95 per share. The fair values of these warrants amounted to $246,000 and was charged to interest and financing charges.

UNAUDITED PRO FORMA FINANCIAL STATEMENT INFORMATION – MIZA UK

     The following unaudited consolidated pro forma statement of operations presented herein for the year ended December 31, 2003 gives effect to the acquisition of Miza UK Pharmaceuticals Ltd. (Miza UK) by Inyx Pharma Limited (“Inyx Pharma”) as if the acquisition had taken place as of January 1, 2003.

     As Miza UK is the predecessor entity, the historical financial information presented is that of Miza UK. The historical financial data is derived from the historical audited financial statements of the predecessor entity to Inyx Pharma. On March 7, 2003, Inyx Pharma acquired the majority of the operating assets of Miza UK from a court appointed Administrator. The acquisition did not include the operations of Miza UK’s Biopharma Division, and such operations have been presented as discontinued operations in the underlying historical financial statements.

     The acquisition was accounted for using the purchase method of accounting. The unaudited pro forma financial data is not necessarily indicative of the operations had the acquisition taken place on January 1, 2003 and are not intended to project the Company’s results of operations for any future period.

     The unaudited pro forma adjustments and certain assumptions are described in the accompanying notes. The unaudited pro forma financial statements should be read in conjunction with Inyx, Inc.’s consolidated financial statements and notes and the management’s discussion and analysis included within this filing.

Unaudited Consolidated Pro Forma Combining Statement of Operations
For the Year Ended December 31, 2003
(Expressed in thousands of U.S. dollars)

			Pro forma
	Miza UK	Inyx, Inc.	Adjustment		Pro forma
Net Revenues	$2,396	$13,099	$—		$15,495
Cost of sales	1,876	10,634			12,510

	520	2,465	—		2,985

Operating expenses:
Research and development	—	—			—
General and administrative expenses	568	12,093			12,661
Selling expenses	51	260			311
Depreciation and amortization	75	347	(7	)(3)	415
Amortization of intangibles	—	139	27	(4)	166

Total operating expenses	694	12,839	20		13,553

Loss from continuing operations before interest expense, reorganization items and income tax benefit	(174)	(10,374)	(20)		(10,568)
Interest expense	176	707	(1,037	)(1),(2)	(154)

Loss from continuing operations before reorganization items and income tax benefit	(350)	(11,081)	1,017		(10,414)

Reorganization items	—	—	—		—

Loss from continuing operations before income tax benefit	(350)	(11,081)	1,017		(10,414)

Income tax benefit	—	1,294			1,294

Loss from continuing operations	$(350)	$(9,787)	$—		$(9,120)

NOTES TO UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

1)	Interest expense was reduced by approximately $1,217,000 to reflect a reduction in interest expense assuming the repayment of Miza UK’s debt. Upon completion of the acquisition, approximately $6.5 million of the cash paid to the Administrator was used to repay Miza UK’s secured debt.

2)	Interest expense was increased by approximately $180,000 to reflect the interest on the debt issued by the Company in connection with the acquisition.

3)	Depreciation expense was adjusted to reflect the charges related to changes in fixed assets as of the closing of the acquisition.

4)	Amortization of intangible assets was recorded to reflect the amortization of purchased intangible assets subject to amortization including customer list and know-how.

SIGNATURES

     Pursuant to the requirements of the Securities Act, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on April 15, 2005.

INYX, INC.
By:	/s/ Jack Kachkar
Jack Kachkar, Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Office	Date

/s/ Jack Kachkar Jack Kachkar	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2005
/s/ John Hamerski John Hamerski	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2005
/s/ Steven Handley Steven Handley	President and Director	April 15, 2005
/s/ Douglas Brown Douglas Brown	Director	April 15, 2005
/s/ Joseph Rotmil Joseph Rotmil	Director	April 15, 2005
/s/ Colin Hunter Colin Hunter	Vice President and Director	April 15, 2005