Form 10QSB/A
period 2004-03-31
INYX INC
filed 2005-04-21
CIK 1114241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________


                        Commission file number 333-83152


                                   Inyx, Inc.
        (Exact name of small business issuer as specified in its charter)


               Nevada                                     75-2870720
  (State or other jurisdiction of                       (IRS Employer
   incorporation or organization)                    Identification No.)


                825 Third Avenue, 40th Floor, New York, New York
                    (Address of principal executive offices)


                                 (212) 838-1111
                           (Issuer's telephone number)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes |X| No |_|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of May 19, 2004: 28,790,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

Include whether Registrant is an accelerated filer: Yes |_| No |X|

                                EXPLANATORY NOTE

      Inyx, Inc. (the "Company") is filing this Amended Form 10-QSB (the "Amended Form 10-QSB/A") to restate Items 1 and 2 of Part I contained in the Company's Quarterly Report on Form 10-QSB (the "Original Form 10-QSB") for the first quarter ended March 31, 2004 as originally filed with the Securities and Exchange Commission on May 19, 2004. This Amended Form 10-QSB/A reflects restatements of the previously issued unaudited consolidated financial statements as of March 31, 2004 and the previously filed audited consolidated financial statements for the period from March 7, 2003 through December 31, 2003 and related changes in the Management's Discussion and Analysis of Financial Condition and Results of Operations resulting from the matters discussed below.

      The restatement resulted primarily from correction of accounting for the following transactions: (1) accounting for the acquisition of the Miza UK assets as a purchase transaction rather than a reorganization of entities under common control, (2) correction of the recognition and measurement of the fair value assigned to warrants and the beneficial conversion feature relating to convertible debt, (3) correction to classification of amortization of deferred financing costs, (4) correction to classification of various non recurring operating costs (see Note 3 to the financial statements).

      This Amended Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the Original Form 10-QSB, except as required to reflect the effects of the noted restatements. Additionally, this Amended Form 10-QSB/A and the Original Form 10-QSB is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission. In addition, the filing on this Amended Form 10-QSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted a material fact necessary to make a statement made therein not misleading.

                                   INYX, INC.

ITEM I. FINANCIAL STATEMENTS
        --------------------

        Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003.....  F-2

        Consolidated Statements of Operations for the Three Months Ended March
        31, 2004; for the period from March 7, 2003 through March 31, 2003; and
        for the period from January 1, 2003 through March 6, 2003..................  F-3

        Consolidated Statements of Stockholders' Equity (Deficit) and Other
        Comprehensive Loss for the Three Months Ended March 31, 2004; for the
        period from March 7, 2003 through Decemebr 31, 2003; and for the period from January 1, 2003 through March 6, 2003 ................................  F-4

        Consolidated Statements of Cash Flows for Three Months Ended March 31,
        2004; for the period from March 7, 2003 through March 31, 2003; and for the period from January 1, 2003 through March 6, 2003 .....................  F-5

        Notes to Consolidated Financial Statements.................................  F-6

                                   INYX, INC.
                           Consolidated Balance Sheets
       (Expressed in thousands of U.S. dollars, except per share amounts)

                                                            ----------------------------
                                                              MARCH 31,     DECEMBER 31,
                                                                2004           2003
                                                              RESTATED       RESTATED
                                                            (UNAUDITED)
                                                            ----------------------------
                                     ASSETS

Current assets:
    Cash                                                     $    753       $    796
    Accounts receivable, net                                    3,290          3,395
    Inventory, net                                                915          1,089
    Prepaid expenses and other current assets                   2,397          1,089
                                                             --------       --------
          Total current assets                                  7,355          6,369
                                                             --------       --------

Property, plant and equipment, net                              5,089          5,183
Deferred financing costs, net                                     890            860
Other assets                                                       45             45
Deferred tax asset                                              1,687          1,294
Purchased intangible assets, net                                1,697          1,739
                                                             --------       --------
                                                                9,408          9,121
                                                             --------       --------

                  Total assets                               $ 16,763       $ 15,490
                                                             ========       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Borrowings under revolving line of credit                $  5,322       $  2,375
    Accounts payable                                            1,724          2,178
    Accrued expenses and other current liabilities              1,394            996
    Current portion of long-term debt                           1,483          1,483
                                                             --------       --------
          Total current liabilities                             9,923          7,032
                                                             --------       --------
Long term debt, net of current portion                          6,656          6,617
                                                             --------       --------
          Total liabilities                                    16,579         13,649
                                                             --------       --------

Commitments and contingencies

Stockholders' equity:
    Preferred stock - $0.001 par value, 10,000,000 shares
       authorized -0- shares issued and outstanding                --             --
    Common stock - $0.001 par value, 150,000,000 shares
       authorized, 28,790,000 shares issued and outstanding
       at March 31, 2004; 28,525,000 shares issued
       and outstanding at December 31, 2003                        29             29
    Additional paid-in capital                                 16,887         15,599
    Accumulated deficit                                       (16,079)       (13,392)
    Subscriptions receivable                                     (393)          (100)
    Accumulated other comprehensive loss -
       foreign currency translation adjustment                   (260)          (295)
                                                             --------       --------
           Total stockholders' equity                             184          1,841
                                                             --------       --------
           Total liabilities and stockholders'
            equity                                           $ 16,763       $ 15,490
                                                             ========       ========

The accompanying notes are an integral part of these consolidated financial statements

                                   INYX, INC.
                      Consolidated Statements of Operations
       (Expressed in thousands of U.S. dollars, except per share amounts)

                                                         SUCCESSOR                     PREDECESSOR
                                          ------------------------------------------------------------
                                           For the Three        For the Period       For the Period
                                            Month Period      from March 7, 2003     from January 1,
                                          Ended March 31,          through            2003 through
                                                2004            March 31, 2003        March 6, 2003

                                                        Restated
                                                       (Unaudited)
                                          ------------------------------------------------------------
Net revenues                                $      4,526       $         --         $      2,396
Cost of sales                                      3,911                 --                1,876
                                            ------------       ------------         ------------
Gross profit                                         615                 --                  520

Operating expenses:
   Research and development                          287                 --                   --
   General and administrative                      2,104                 25                  568
   Selling                                            84                 --                   51
   Depreciation and amortization                     152                 --                   75
   Amortization of intangible assets                  42                 --                   --
                                            ------------       ------------         ------------
            Total operating expenses               2,669                 25                  694
                                            ------------       ------------         ------------

Loss from continuing operations before
   interest and financing costs,
   income tax benefit and discontinued
   operations                                     (2,054)               (25)                (174)

Interest and financing costs                       1,026                 --                  176
                                            ------------       ------------         ------------

Loss before income tax benefit and
   discontinued operations                        (3,080)               (25)                (350)

Income tax benefit                                   393                 --                   --
                                            ------------       ------------         ------------

Loss before discontinued operations               (2,687)               (25)                (350)

Loss from discontinued operations,
   net of income taxes                                --                 --                  558
                                            ------------       ------------         ------------

Net loss                                    $     (2,687)      $        (25)        $       (908)
                                            ============       ============         ============

Basic and fully diluted loss per share
   Loss before discontinued operations      $      (0.09)                --                   --

   Loss from discontinued operations,
     net of income taxes                              --                 --                   --
                                            ------------       ------------         ------------
                                            $      (0.09)                --                   --
                                            ============       ============         ============

Weighted-average number of shares
   outstanding used in computing per
   share amounts                              28,747,582                 --                   --

The accompanying notes are an integral part of these consolidated financial statements

                                   INYX, INC.
            Consolidated Statement of Changes in Stockholders' Equity
                          and Other Comprehensive Loss
                    (Expressed in thousands of U.S. dollars)
                                   (Restated)

                                                                                                   Accumu-
                                                                                                    lated
                                                                                                    Other
                                                  Common Stock       Additional       Stock        Compre-      Accumu-
                                             Number of                Paid-in      Subscription    hensive       lated
                                               Shares    Par Value    Capital       Receivable      loss        Deficit      Total
                                              --------   --------     --------       --------     ---------    ---------   --------
Predecessor
Balances at January 1, 2003                   5,000      $  8,022     $     --       $     --     $ (1,503)    $(30,464)   $(23,945)
Net loss for the period                          --            --           --             --           --         (908)       (908)
Foreign currency translation
  adjustment                                     --            --           --             --         (102)          --        (102)

                                             --------------------------------------------------------------------------------------
Balance at March 7, 2003                      5,000      $  8,022     $     --       $     --     $ (1,605)    $(31,372)   $(24,955)
                                             ======================================================================================

Successor
Balances at March 7, 2003                    16,000      $     16     $  2,081       $     --     $     --     $     --    $  2,097
Issuance of stock for reverse
  acquisition                                 5,000             5           18             --           --           --          23
Issuance of stock for finders fees
  (April 17)                                  2,450             2        1,302             --           --           --       1,304
Issuance of stock for services
  (April 21)                                  1,500             2          799             --           --           --         801
Issuance of stock on August 22 and
  November 4, net of offering costs
  of $11,800 and $310,702 respectively        3,500             4        3,174             --           --           --       3,178
Issuance of stock for options
  exercised (Nov 17)                             75            --           90             --           --           --          90
Issuance of stock options                        --            --        1,513             --           --           --       1,513
Issuance of warrants for services                --            --        1,261             --           --           --       1,261
Issuance of warrants with convertible
  debt and related beneficial
  conversion feature                             --            --        5,361             --           --           --       5,361
Subscriptions receivable                         --            --           --           (100)          --           --        (100)
Foreign currency translation adjustment          --            --           --             --         (295)          --        (295)
Net loss for the period                          --            --           --             --           --      (13,392)    (13,392)

                                             --------------------------------------------------------------------------------------
Balances at December 31, 2003                28,525            29       15,599           (100)        (295)     (13,392)      1,841
                                             --------------------------------------------------------------------------------------


Issuance of stock for options exercised
  in January 2004 (net of shares
  returned to treasury)                         265            --          290             --           --           --         290
Issuance of stock options                        --            --           66             --           --           --          66
Issuance of warrants with convertible
  debt and related beneficial
  conversion feature                             --            --          932             --           --           --         932
Subscription receivable                          --            --           --           (293)          --           --        (293)
Foreign currency translation adjustment          --            --           --             35           --           35
Net loss for the period                          --            --           --             --           --       (2,687)     (2,687)

                                             --------------------------------------------------------------------------------------
Balances at March 31, 2004                   28,790      $     29     $ 16,887       $   (393)    $   (260)    $(16,079)   $    184
                                             ======================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                                   INYX, INC.
                      Consolidated Statements of Cash Flows
                    (Expressed in thousands of U.S. dollars)

                                                                            SUCCESSOR                     PREDECESSOR
                                                                   ------------------------------------------------------
                                                                   For the Three      For the Period    For the Period
                                                                    Month Period    from March 7, 2003  from January 1,
                                                                   Ended March 31,        through         2003 through
                                                                        2004          March 31, 2003     March 6, 2003

                                                                              Restated
                                                                             (Unaudited)
                                                                   ------------------------------------------------------
Cash flows from operating activities:
  Net loss for the period                                          $(2,687)                $   (25)               $  (908)
    Add: loss from discontinued operations                              --                      --                    558
                                                                   ------------------------------------------------------
    Income (loss) from continuing operations                        (2,687)                    (25)                  (350)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                      152                      --                     75
    Amortization of financing costs and debt discount                  823                      --                     --
    Amortization of intangible assets                                   42                      --                     --
    Deferred tax asset                                                (393)                     --                     --
    Issuance of stock for services                                      --                      --
    Reserve for inventory obsolescence                                 386                      --                     --
    Provision for bad debts                                             59                      --                     --
    Stock option compensation                                           66                      --                     --
    Issuance of shares for exercise of stock options                   290                      --                     --
    Subscription receivable                                           (293)                     --                     --
  Changes in assets and liabilities
    (Increase) decrease in accounts receivables                         46                      --                   (215)
    (Increase) decrease in inventory                                  (212)                     --                    385
    Increase (decrease) in prepaid and other current assets         (1,308)                     --                    267
    Increase in accounts payable and accrued liabilities               135                      --                    640
    Increase in deferred financing costs and debt discount            (107)                     --                     --
    Decrease in deferred revenues                                     (191)                     --                     --
    Increase in liabilities subject to compromise                       --                      --                    353
                                                                   ------------------------------------------------------

        Net cash (used in) provided by continuing operations        (3,192)                    (25)                 1,155
                                                                   ------------------------------------------------------

  Net cash provided by (used in) discontinued operations                --                      60                   (617)

                                                                   ------------------------------------------------------
        Net cash (used in) provided by operating activities         (3,192)                     35                    538
                                                                   ------------------------------------------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                            (58)                     --                    (18)
                                                                   ------------------------------------------------------

        Net cash  used in investing activities                         (58)                     --                    (18)
                                                                   ------------------------------------------------------

Cash flows from financing activities:
  Borrowings (repayments) under revolving line of credit, net        3,206                      --                   (522)
  Repayment of stockholder loan                                         --                     (60)                    --
  Proceeds of long-term debt                                            --                      --                    104
  Repayment of capital lease obligation                                (34)                     --                     --
                                                                   ------------------------------------------------------

        Net cash provided by (used in) financing activities          3,172                     (60)                  (418)
                                                                   ------------------------------------------------------

Effect of foreign exchange rate changes
  on cash and cash equivalents                                          35                      --                   (102)
                                                                   ------------------------------------------------------
Change in cash                                                         (43)                    (25)                    --

Cash at beginning of period                                            796                     458                     --
                                                                   ------------------------------------------------------
Cash at end of period                                              $   753                 $   433                $    --
                                                                   ======================================================

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

      Prior to its reverse acquisition by the Company, on March 7, 2003, Inyx Pharma had purchased the majority of the pharmaceutical business assets of Miza Pharmaceuticals (UK) Ltd. ("Miza UK") out of Administration (a United Kingdom equivalent of Chapter 11 bankruptcy protection and reorganization) for approximately $8.3 million, consisting of an approximately $7.1 million cash payment to the Administrator for Miza UK's assets and approximately $1.2 million in direct transaction costs. The Inyx Pharma acquisition of Miza UK's business assets was accounted for utilizing the purchase method of accounting. Accordingly, the total purchase price was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values. The intangible assets acquired consisted of customer list and know-how which were allocated a fair value of approximately $1.3 million and $600,000, respectively, based on an independent third party evaluation.

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

      The Company's financial statements for the periods commencing March 7, 2003 are referred to as "Successor" financial statements. The financial statements for all periods are collectively referred to as "Inyx" or the "Company". Additionally, as the Biopharma Division was historically part of the Miza UK business but was an operation not acquired by Inyx Pharma, its results of operations are presented as discontinued operations in the Company's financial statements.

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

      All inter-company accounts and transactions have been eliminated in consolidation

      b)    Unaudited Consolidated Interim Financial Statements

      The accompanying consolidated financial statements for the three months ended March 31, 2004 and for the period from March 7, 2003 through March 31, 2003 are unaudited but, in the opinion of management, include all necessary adjustments (consisting of normal, recurring in nature) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three months ended March 31, 2004 are not necessarily indicative of operating results to be expected for a full year.

      c)    Use of Estimates

      The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates are those used by management to measure the recoverability of intangible asset, deferred tax asset, the allowances for doubtful accounts and inventory reserves and the value of shares, options or warrants issued for services or in connection with financing transactions. Actual results could differ from those estimates.

      Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary.

      d)    Accounts Receivable

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

      e)    Inventory

      Inventory is valued using the first-in, first-out method of accounting and is stated at the lower of cost or net realizable value.

      f)    Property, Plant and Equipment

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

      g)    Purchased Intangible Assets

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

      h)    Deferred Financing Costs

      Costs directly associated with obtaining financing are capitalized and amortized on a straight-line basis over the estimated life of the financing arrangement. The amortization of deferred financing costs is classified as interest and financing costs on the consolidated statement of operations.

      i)    Business Combinations

      The Company accounts for business combinations in accordance with Statement of Financial Accounting Standard No. 141 "Business Combinations" ("SFAS No.141"). SFAS No.141 requires that the purchase method of accounting be used for all business combinations. SFAS No.141 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually by comparing carrying value to the respective fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No.142"). This pronouncement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment by assessing the recoverability of the carrying value, The Company has adopted the provisions of SFAS 141 and SFAS 142 as of January 1, 2003.

      j)    Impairment of Long Lived Assets and Intangible Assets

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

      k)    Financial Instruments

      Financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, borrowings under the revolving line of credit and loans payable. Non-derivative financial instruments include letters of credit, commitments to extend credit and guarantees of debt. There were no derivative financial instruments for any of the periods presented. The carrying values of these financial instruments approximated their fair market value as of March 31, 2004 and December 31, 2003.

      l)    Revenue Recognition

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

      As of March 31, 2004 and December 31, 2003, deferred revenues amounted to $160,000 and $351,000, respectively and are included in accrued expenses and other liabilities.

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

      m)    Convertible Debt

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

      For convertible debt and related warrants, the recorded discount is calculated at the issuance date as the difference between the conversion price and the relative fair value of the common stock and warrants into which the security is convertible or exercisable. It is recognized as interest expense over the period the debt is outstanding and accelerated pro rata as the notes are converted.

      In addition since the debt is convertible into equity at the option of the note holder at the date of issuance at beneficial conversion rates, an embedded Beneficial Conversion Feature ("BCF") has been charged to interest and financing costs in the accompanying consolidated statement of operations and as an increase to additional paid-in capital at the time of issuance.

      Notes 3, 11, 12 and 16 provide additional information on the valuation of the warrants and the beneficial conversion feature.

      n)    Net Loss per Share

      The Company follows the guidelines of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No.128") in calculating its loss per share. SFAS No.128 states basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock equivalents for purposes of determining diluted earnings per share include the effects of dilutive stock options, warrants and convertible securities. The effect on number of shares of such potential common stock equivalents is computed using the treasury stock method or the if-converted method, as applicable. The Company has excluded all outstanding options and warrants as well as shares to be issued upon conversion of convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. Accordingly, as of March 31, 2004 and December 31, 2003, the Company had common stock equivalents of approximately 10,455,000 and 10,345,000 shares respectively, related to options and warrants; and approximately 15,000,000 and 10,880,952 shares respectively related to shares to be issued upon the conversion of the convertible debt.

      o)    Stock Based Compensation

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

      p)    Concentration of Credit Risk

      The Company obtains detailed credit evaluations of customers generally without requiring collateral, and establishes credit limits as required. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit risk losses and maintains an allowance for anticipated losses.

      For the three months ended March 31, 2004, the Company's three largest customers accounted for 55% of net revenues. As of March 31, 2004 and December 31, 2003, the Company's three largest customers accounted for 46% and 49% of net receivables, respectively. The loss of any of these customers may have a material adverse effect on the operations of the Company.

      q)    Income Taxes

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

      r)    Translation of Foreign Currency

      The functional currency of the Company's United Kingdom subsidiary is the Great Britain Pound ("GBP"). The Company's financial statements are reported in United States Dollars ("USD") and are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS No. 52"), which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing during the period. For purposes of SFAS No. 52, the Company considers the Dollar to be the reporting currency. The effects of unrealized exchange fluctuations on translating foreign currency assets and liabilities into Dollars are accumulated as a cumulative translation adjustment which is included as a separate component in the stockholders' equity. Realized gains and losses from foreign currency transactions are included in the results of operations for the period.

      s)    Research and Development

      All research and development costs are expensed as incurred and include salaries of, and expense relating to, employees and consultants who conduct research and development.

      t)    Recently Issued Accounting Standards

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

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 provides guidance with respect to the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability rather than, under previous guidance, as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

      u)    Reclassifications

      Certain amounts from prior consolidated financial statements and related notes have been reclassified to conform to the current period presentation.

NOTE 3: RESTATEMENT OF FINANCIAL STATEMENTS

      The Company determined that the previously filed interim unaudited consolidated financial statements for the three month period ended March 31, 2004, the period from March 7, 2003 through March 31, 2003 and the previously filed audited consolidated financial statements for the period from March 7, 2003 through December 31, 2003, contained errors that required restatement.

      The restatement resulted primarily from correction of accounting for the following transactions: (1) accounting for the acquisition of the Miza UK assets as a purchase transaction rather than a reorganization of entities under common control, (2) the recognition and amortization of the fair value assigned to the warrants and the expensing of the beneficial conversion feature relating to convertible debt, (3) correction to classification of amortization of deferred financing costs, (4) correction to classification of various non recurring operating costs.

      The components of the restatement are explained in the notes below the table

                                                                                     Adjustment
                                                                     As filed        to restate       Restated
                                                                    ------------------------------------------------
                                                                  (Expressed in thousands, except per share amounts)
Balance sheet data as of March 31, 2004
Deferred financing costs, net (b)                                   $  1,282         $   (392)        $    890
Other assets (b)                                                          --               45               45
Purchased intangible assets, net (c)                                      --            1,697            1,697
Total assets                                                          15,413            1,350           16,763
Borrowings under revolving line of credit, net of discount (a)         6,339           (1,017)           5,322
Long-term debt, net of current portion and debt discount (a)           7,405             (749)           6,656
Accumulated deficit (a), (c)                                         (14,617)          (1,462)         (16,079)
Additional paid-in capital                                            12,309            4,578           16,887
Total liabilities and stockholders' equity                            (2,932)           3,116              184

Balance sheet data as at December 31, 2003
Deferred financing costs, net (b)                                   $    905         $    (45)        $    860
Other assets (b)                                                          --               45               45
Purchased intangible assets, net (c)                                      --            1,739            1,739
Total assets (a), (c)                                                 13,751            1,739           15,490
Borrowings under revolving line of credit, net of discount             3,133             (758)           2,375
Long-term debt, net of current portion and debt discount               7,439             (822)           6,617
Accumulated deficit (a), (c)                                         (12,696)            (696)         (13,392)
Additional paid in capital (d)                                        11,584            4,015           15,599
Total liabilities and stockholders' equity  (a), (c)                  13,751            1,739           15,490

                                                                                     Adjustment
                                                                     As filed        to restate       Restated
                                                                    ------------------------------------------------
                                                                  (Expressed in thousands, except per share amounts)
Statement of operations data for the three months
ended March 31, 2004
Amortization of intangible assets (c-i)                             $     --         $     42         $     42
Depreciation and amortization (e-ii)                                    234              (82)             152
Loss from continuing operations before interest and
  financing costs, reorganization items, income
  tax benefit and discontinued operations (a), (c)                      (2,094)              40           (2,054)
Interest and financing costs  (a), (c), (e)                              220              806            1,026
Net loss (a), (c)                                                     (1,921)            (766)          (2,687)
Basic and fully diluted loss per share                                 (0.07)           (0.02)           (0.09)

Statement of operations data for the three months
ended March 31, 2003
Revenues (c-ii)                                                     $  2,730         $ (2,730)        $     --
Cost of Sales (c-ii)                                                   2,269           (2,269)              --
Gross Profit (c-ii)                                                      461             (461)              --
General and administrative (c-ii)                                        568             (543)              25
Selling expenses (c-ii)                                                   51              (51)              --
Depreciation and amortization (c-ii)                                     228             (228)              --
Loss from continuing operations before interest and                     (386)            (361)             (25)
  financing costs, reorganization items, income
  tax benefit and discontinued operations (c-ii)
Interest and financing costs (c-ii)                                      176             (176)              --
Reorganization items (c-ii)                                               55              (55)              --
Net loss (c-ii)                                                         (617)             592              (25)
Basic and fully diluted loss per share (c-ii)                          (0.04)            0.04               --

        As a consequence of the changes made to the consolidated balance sheet and statement of operations as noted above, the consolidated statement of cash flows and changes in stockholders' equity and other comprehensive loss have been restated accordingly.

      a) Valuation of Warrants and Beneficial conversion feature ("BCF")

      The Company completed its analysis of the accounting for the convertible debt and warrants issued to Laurus Master Fund Ltd. ("Laurus Funds"). The analysis indicated that the beneficial conversion feature and the fair value assigned to the warrants relating to these instruments, as previously recorded on the Company's financial statements, were understated and incorrectly classified. Accordingly the historical financial statements presented herein are restated to account for these items in accordance with Emerging Issues Task Force ("EITF") No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27 "Application of Issue 98-5 to Certain Convertible Instruments."

      These corrections increased additional paid-in capital by $4.0 million and increased debt discount by $1.6 million as of December 31, 2003 and increased interest and financing costs by $4.3 million, including interest relating to amortization of debt discount amounting to approximately $48,000 for the period from March 7, 2003 through December 31, 2003.

      These corrections increased additional paid-in capital by approximately $4.6 million as of March 31, 2004 and increased interest and financing costs by $806,000, including interest relating to amortization of debt discount amounting to approximately $142,000 for the three months ended March 31, 2004.

      b) Reclassification of Other Assets

      The Company has revised its consolidated balance sheet classification to separately disclose long term deposits and other long term assets amounting to approximately $45,000 as of March 31, 2004 and December 31, 2003, which had previously been reported as deferred financing costs and other assets.

      c) Accounting for the purchase of Miza Pharmaceuticals (UK) Ltd.'s assets

        On March 7, 2003, the Company's subsidiary, Inyx Pharma Ltd. ("Inyx Pharma") had purchased the majority of the pharmaceutical business assets of Miza Pharmaceuticals (UK) Ltd. ("Miza UK") out of Administration (a United Kingdom equivalent of bankruptcy protection and reorganization) for approximately $8.3 million, consisting of an approximately $7.1 million cash payment to the Administrator for the acquired Miza UK assets plus approximately $1.2 million in direct transaction costs. This transaction was corrected to account for the acquisition value for the purchase method of accounting rather than the original method used to account for reorganization of entities under common control.

        Under the purchase method of accounting, the purchase price is allocated to the fair value of the net assets acquired with any excess allocated to identifiable tangible and intangible assets. Accordingly, the total purchase price of approximately $8.3 million incurred by Inyx Pharma has been allocated to the acquired identifiable tangible and intangible Miza UK assets. Based on an independent third-party fair value valuation, the tangible assets acquired by Inyx Pharma, which consisted of fixed assets and inventory, were allocated a fair value of approximately $5.1 million and $1.3 million, respectively, and the intangible assets, consisting of a customer list and know-how, have been allocated a fair value of approximately $1.3 million and approximately $600,000, respectively. As a consequence of such purchase price allocations, no goodwill was recorded. The net adjustment to purchased intangible assets approximated $1.7 million as of March 31, 2004 and December 31, 2003. This correction also increased amortization of intangible assets by $42,000 for the three month period ended March 31, 2004, increasing net loss by the same amount, in the accompanying consolidated statements of operations.

        Previously under reorganization of entities under common control the net assets of Miza UK were transferred to Inyx Pharma at Miza UK's historical book basis and the results of operations of Miza UK have been included in the consolidated financial statements since the beginning of the periods presented. The correction of the accounting for this transaction resulted in classification of Miza UK results of operations for the period from January 1, 2003 through March 6, 2003 as predecessor company results. As the Biopharma division was historically part of Miza UK's business but was not acquired by Inyx Pharma, its results of operations are presented as discontinued operations in the Predecessor Company financial statements.

        In addition previously the Company charged approximately $1.2 million of transaction related costs and approximately $700,000 of goodwill to other expenses. These amounts have now been reversed and capitalized to the cost of acquisition for Miza UK's assets in accordance with the purchase method of accounting rather than the reorganization of entities under common control.

        The Company is also presenting the Predecesser financial statements for the period from January 1, 2003 to March 6, 2003 for Miza UK. These statements were not included in previously filed financial statements of the Company and are being presented for comparative purposes only.

      d) Additional Paid-In capital

      At March 31, 2004 and December 31, 2003, additional paid-in capital was increased by approximately $4.6 million and $4.0 million, respectively, to reflect the net adjustment relating to the correction of the accounting for the beneficial conversion feature of the Laurus Funds debt and respective warrants as detailed above in Note 3(a). In addition management determined that retained earnings included approximately $196,000 relating to accumulated deficit of the thoroughbred horse operations, this amount should instead be classified as additional paid-in capital, therefore the Company corrected the classification accordingly.

      e) Other Reclassifications

      Certain amounts in the restated consolidated financial statements for the three month period ended March 31, 2004, and the period from March 7, 2003 through March 31, 2003 have been reclassified to conform with the current period presentation, as follows:

      i. Management has evaluated the nature of the expenses previously classified as other expenses in the consolidated statement of operations and determined that although certain items are one-time non-recurring charges, these amounts relate to the ongoing operations of the Company. Such amounts for the three months ended March 31, 2003 were $220,000 and have now been reclassified as interest and financing costs.

      ii. Approximately $1.2 million of transaction related costs and approximately $700,000 of goodwill which previously have been charged to other expenses, have now been capitalized as intangible assets (See Note 3 (c) above).

      iii. Amortization expense related to deferred financing costs had previously been classified with depreciation and amortization expenses. The amortization of deferred financing costs should be classified as interest expense. Accordingly, the Company has revised its consolidated statement of operations to reflect this change in classification. These corrections reduced depreciation and amortization and increased interest expense by $77,000 for three month period ended March 31, 2004.

      iv. Expenses related to the thoroughbred horse racing operations amounting to approximately $25,000 have been classified and included as general and administrative expenses for the period March 7, 2003 through March 31, 2003.

      v. Management determined that the relative fair value of the detachable warrants issued to Laurus in relation to its convertible debt that had originally been classified as deferred financing costs should instead be recorded as a discount against the debt, and the discount is amortized over the term of the debt. As of March 31, 2005, the convertible debt owed to Laurus Funds was repaid in full as part of the acquisition concluded on March 31, 2005 which has not been reflected in these financial statements.

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

      The purchase price was allocated to the identifiable net assets purchased based on their estimated fair market value at the date of acquisition as follows:

      Property, plant and equipment                            $ 5,136
      Inventory                                                  1,319
      Intangible assets subject to amortization:
        Customer list                                            1,280
        Know-how                                                   598
                                                              --------
                                                               $ 8,333
                                                              ========

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

NOTE 5: ACCOUNTS RECEIVABLE, NET

      Accounts receivable consists of the following:

                                             March 31, 2004   December 31, 2003
                                             ---------------- ------------------
Trade receivables                                    $ 3,540             $3,586
Less allowance for doubtful accounts                   (250)              (191)
                                             ---------------- ------------------
                                                      $3,290             $3,395
                                             ================ ==================

      There were no write-offs during the three months ended March 31, 2004 and the period from March 7, 2003 through December 31, 2003. Bad debt expense for the three months ended March 31, 2004 was $59,000. There was no similar expense for the period from March 7, 2003 through March 31, 2003 and the period from January 1, 2003 through March 6, 2003.

NOTE 6: INVENTORY, NET

      Inventory is comprised of the following:

                                                       March 31,   December 31,
                                                         2004          2003
                                                      ----------- -------------
Finished goods                                           $    33       $    15
Work in process                                              251           266
Raw materials                                              1,224         1,015
                                                      ----------- -------------
                                                           1,508         1,296
Less provision for obsolescence                            (593)         (207)
                                                      ----------- -------------
                                                         $   915       $ 1,089
                                                      =========== =============

NOTE 7: PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid expenses and other current assets consist of the following:

                                                       March 31,   December 31,
                                                         2004          2003
                                                      ---------   -------------
Deposit for equipment and other costs (a)              $ 1,105         $     -
Prepaid refundable deposit for business development(b)     599               -
Prepaid vendor invoices                                    300             347
Prepaid refundable deposit for acquisition candidate       170              71
Deferred legal and consulting fees                          68             152
Prepaid rent and property tax                                -             126
Prepaid insurance                                           35             128
Sales tax receivable, net                                   18             132
Other prepaid expenses                                     102             133
                                                      ---------   -------------
                                                       $ 2,397         $ 1,089
                                                      =========   =============

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

NOTE 9: PROPERTY, PLANT AND EQUIPMENT, NET

      Property, plant and equipment consisted of the following:

                                                    March 31, 2004  December 31, 2003
                                                    --------------- ------------------
Land                                                       $   546            $   546
Buildings                                                    1,059              1,059
Machinery, equipment and office furniture                    3,524              3,524
Computer hardware & software                                    77                 19
                                                    --------------  -----------------
                                                             5,206              5,148
Less accumulated depreciation                                 (478)              (340)
                                                    --------------  -----------------
                                                             4,728              4,808
                                                    --------------  -----------------
Computer hardware & software under capital lease               382                382
Less accumulated amortization                                  (21)                (7)
                                                    --------------  -----------------
                                                               361                375

                                                    --------------  -----------------
                                                           $ 5,089            $ 5,183
                                                    ==============  =================

      For the three months ended March 31, 2004, depreciation of property, plant and equipment was approximately $138,000. Amortization for equipment under capital leases was approximately $14,000 for the three months ended March 31, 2004. There was no amortization of capital leases in the comparable period of 2003.

NOTE 9: PURCHASED INTANGIBLE ASSETS, NET

      Purchased intangible assets consist of the following:

                                            March 31,       December 31, 2003
                                              2004               Restated
                                            Restated
                                          (Unaudited)
                                          --------------   -------------------
        Customer list (12 year life)             $ 1,280               $ 1,280
        Know-how (10 year life)                      598                   598
                                          --------------   -------------------
                                                   1,878                 1,878
        Less accumulated amortization               (181)                 (139)
                                          --------------   -------------------
                                                 $ 1,697               $ 1,739
                                          ==============   ===================

Purchased intangible assets are carried at cost less accumulated amortization. For the three months ended March 31, 2004, amortization expense related to intangible assets totaled approximately $42,000. The aggregate estimated amortization expense for intangible assets as of March 31, 2004 for each of the following five years and thereafter is as follows:

        2005                                           $  166
        2006                                              166
        2007                                              166
        2008                                              166
        2009                                              166
        Thereafter                                        867
                                                     --------
        Total                                          $1,697
                                                     ========

NOTE 10: DEFERRED FINANCING COSTS, NET

      Deferred financing costs, net are comprised of fees related to the issuance of long term convertible debt issued to Laurus Funds. These amounts are amortized over the term of the loan.

      Deferred financing costs, net consist of the following:

                                                March 31,    December 31, 2003
                                                  2004            Restated
                                                Restated
                                              (Unaudited)
                                              ------------   -----------------
        Deferred financing costs                  $1,007                $900
        Less accumulated amortization               (117)                (40)
                                              ------------   -----------------
                                                    $890                $860
                                              ============   =================

      For the three months ended March 31, 2004 the amortization of deferred financing costs approximated $77,000.

      For the period from January 1, 2003 through March 6, 2003 and for the period from March 7, 2003 through March 31, 2003 there were no deferred financing costs and no respective amortization.

NOTE 11: BORROWINGS UNDER REVOLVING LINE OF CREDIT, NET OF DEBT DISCOUNT

      On December 30, 2003, the Company issued to Laurus Funds (i) Secured Revolving Convertible Note in the maximum principle amount of up to $2.5 million and (ii) Secured Convertible Minimum Borrowing Note in the original principal amount of $1.0 million. In connection with the issuance of the Revolving Note and the Minimum Borrowing Note, the company issued 660,000 warrants to purchase up to 660,000 shares of the Company's common stock having exercise prices ranging from $1.84 to $2.57 per share. The warrants expire on December 30, 2008 and have a cashless exercise provision. The relative fair value of these warrants was estimated at approximately $758,000 based on the Black-Scholes option pricing model with the following assumptions; a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 66%, and a dividend yield of 0%. In accordance with EITF 00-27, the Company recorded the relative fair value of the warrants as a discount against the revolving line of credit, and is amortizing the discount over the term of the debt. In addition since the debt is convertible into equity at the option of the note holder at the date of issuance at beneficial conversion rates, an embedded conversion feature related to the revolving ine of credit was charged to interest and financing costs amounting to approximately $568,000 in the accompanying consolidated statement of operations.

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

      On February 27, 2004 the Company issued Amendment #1 and increased the principle borrowing amount under the Secured Revolving Convertible Note and the Minimum Borrowing Note by $1.0 million, respectively. In addition, the Company issued Laurus Funds 330,000 warrants to purchase 330,000 shares of the Company's common stock at prices ranging between $1.25 and $1.75 per share. The fair value assigned to these warrants was approximately $219,000 using the Black-Scholes option pricing model with the following assumptions; a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 57%, and a dividend yield of 0%. In accordance with EITF 00-27, the Company recorded the relative fair value of the warrants as a discount against the debt, and is amortizing the discount over the term of the debt. In addition since the debt is convertible into equity at the option of the note holder at the date of issuance at beneficial conversion rates, an embedded conversion feature was charged to interest and financing costs amounting to approximately $380,000 in the accompanying consolidated statement of operations.

      On March 30, 2004, the aggregate principle amount available for borrowing under these two notes was increased to $6.5 million by issuing Amendment #2 to the Secured Revolving Convertible Note whereby the maximum principle amount was increased by $1.0 million to $4.5 million. The Company issued Laurus Funds 165,000 warrants to purchase 165,000 of the Company's shares of common stock at prices ranging between $1.25 and $1.75 per share. The additional beneficial conversion feature recorded on this amendment was $209,000 and the fair value allocated to the warrants was approximately $109,000 using the Black-Scholes option pricing model with the following assumptions; a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 57%, and a dividend yield of 0%. In accordance with EITF 00-27, the Company recorded the relative fair value of the warrants as a discount against the debt, and is amortizing the discount over the term of the debt. The embedded beneficial conversion feature was charged to interest and financing cost in the accompanying consolidated statement of operations.

      The total unamortized debt discount at March 31, 2004 and December 31, 2003 amounted to $1.1 million and $758,000, respectively.

      Laurus Funds shall not be entitled to be issued shares of common stock in repayment of any portion of the notes or upon exercise of either of the warrants if and to the extent such issuance would result in Laurus Funds and its affiliates beneficially owning more than 4.99% of the issued and outstanding common stock upon issuance, unless Laurus Funds shall have provided at least 75 days prior written notice to the Company of its revocation of such restriction. At May 19, 2004, the Company has not received any such notice.

NOTE 12: LONG TERM DEBT, NET OF CURRENT PORTION

      Long-term debt, net of current portion consists of the following:

                                                                                                Successor
                                                                                     ---------------------------------
                                                                                        March 31,      December 31,
                                                                                          2004             2003
                                                                                       (Unaudited)
                                                                                     ---------------- ----------------
7%  convertible  term  note  due  to  Laurus  Funds,   collateralized  by  accounts           $3,751           $3,678
     receivable  and other assets of the Company,  net of debt discount of $749,000 at March 31, 2004 and $822,000 at December 31, 2003 (a)
Uncollateralized 6% convertible promissory note due to customer,(b)                            4,013            4,013
Uncollateralized  7% to 18% demand notes due to a  stockholder  and an executive of
     the Company, principal and interest due on demand                                           100              100
Capital  lease  obligations,  due  to  financial  institutions,  collateralized  by software  and  equipment,  due in monthly  installments  of $14,000  including
     interest of 10% to 27%, through 2006 (c)                                                    275              309
                                                                                     ---------------- ----------------
                                                                                               8,139            8,100
Less current portion                                                                         (1,483)          (1,483)
                                                                                     ---------------- ----------------
Debt, net of current portion                                                                 $ 6,656           $6,617
                                                                                     ================ ================

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

      As of March 31, 2004 the principal installments payable on the debt are as follows:

         2004                                      1,450
         2005                                      1,787
         2006                                      1,638
         2007                                      4,013
                                               ---------
        Total                                      8,888
                                               =========

NOTE 13: SUBSEQUENT EVENTS

      On April 14, 2004, Inyx Realty, Inc., which the Company established solely to operate a corporate office lease in Miami Florida, was acquired by a related party for nominal consideration. The acquirer is a family trust in which the Company's Chairman/CEO and his spouse are beneficiaries. The acquirer unconditionally assumed all liabilities, thus terminating all of the Company's obligations under that lease.

      On May 7, 2004, the Company entered into an Offset Agreement with a customer and 6 percent uncollateralized convertible note holder. Under this agreement, the Company is allowed to apply the unpaid interest for the first year of the note, amounting to approximately $240,000 ((pound)150,000 Great Brittan Pounds), against future product development services provided by the Company to the note holder.

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

NOTE 14: STOCKHOLDERS' EQUITY

      The stockholders' equity information presented in these consolidated financial statements reflects the recognition of the effect of the reverse acquisition transaction with Inyx Pharma (See Note 1).

      On April 17, 2003 the Company issued 2,450,000 shares of restricted common stock as a fee to five entities as finders' fees for their role in facilitating the transaction with Inyx Pharma. The value assigned to these shares of common stock was approximately $1.3 million.

      On April 21, 2003 the Company issued 1,500,000 shares of restricted common stock to an individual as consideration for business advisory and financial consulting services. The value assigned to these shares of common stock was approximately $799,000.

      On April 28, 2003 the Company issued 16,000,000 shares of restricted common stock for 100% of the issued and outstanding shares of Inyx Pharma in a reverse merger acquisition.

      On October 30, 2003, the Company closed the private placement of $3.0 million in common stock. The common stock private placement has resulted in the issuance of 3 million shares, par value $0.01 to a group of institutions and other accredited investors. Proceeds net of offering costs of approximately $310,000 amounted to approximately $2,686,000. In addition to the common shares, the purchasers received a five-year Stock Purchase Warrant to buy one share of common stock for each two shares acquired in the placement, at a price of $1.00 per share for half of such warrants and $1.35 for the remaining half. The Company can call these warrants for redemption if the Company's stock price has closed above 200% of the strike price for 20 consecutive days.

      On November 17, 2003, pursuant to an exercise of 75,000 options the Company issued 75,000 shares of common stock for net proceeds of $90,000.

      During the period from March 7, 2003 through December 31, 2003, the Company recorded approximately $1.5 million of additional paid-in capital resulting from stock options which vested during the period. This amount is included in general and administrative expenses in the consolidated statement of operations.

      Between October 29, 2003 and December 30, 2003, the Company issued Laurus Funds a Convertible Term Note and a Secured Revolving Convertible Note with attached warrants. The beneficial conversion feature and the fair value of the warrants were recorded to additional paid-in capital. The value of the beneficial conversion feature was $3.7 million and the fair value assigned to the warrants was $1.6 million.

      During period from March 7, 2003 through December 31, 2003, the Company recorded approximately $1.3 million resulting from the issuance of 920,000 stock purchase warrants as consideration for services to consultants and stock options to employees. These amounts are included in general and administrative expenses in the consolidated statement of operations.

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

      During the three months ended March 31, 2004, the Company granted 495,000 warrants to a financial institution in consideration for an increase in its secured revolving line of credit with that institution. These five-year warrants allow the holder to purchase the Company's common stock at prices ranging from $1.25 to $1.75 per share. The company recorded $589,000 as the beneficial conversion feature on the convertible debt and $343,000 as the fair value of the warrants using the Black-Scholes option pricing model.

NOTE 15: ACCUMULATED COMPREHENSIVE LOSS

      The accumulated comprehensive loss reflected in the Consolidated Statements of Operations represents accumulated foreign currency translation adjustments associated with the conversion of the Company's United Kingdom subsidiary's accounts to US dollars. These amounts are not adjusted for income taxes as they relate to an indefinite investment in a foreign subsidiary.

NOTE 16: STOCK OPTION PLAN

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

      The weighted average fair value, at the date of the grant of the individual options granted for the three months ended March 31, 2004 and for the period ended December 31, 2003 was estimated at $1.12 and $1.12 respectively. The fair value of these options was estimated using the Black-Scholes option-pricing model, with the following assumptions for the three months ended March 31, 2004 and for the period from March 7, 2003 through December 31, 2003, volatility rate of 57% and 66% respectively, risk free interest rate of 3.14%, an expected life of four years and no dividend yield for all periods.

      Total net compensation expense relating to options granted to employees, officers, directors, and other persons approximated $66,000 for the three month period ended March 31, 2004. These amounts are included in general and administrative expenses in the consolidated statement of operations, as the Company expects that it will continue to issue stock options to such persons. There was no similar expense for options in the other periods presented.

      A summary of stock option activity under the plan is shown below:

                                  Successor                     Predecessor
                      ----------------------------------------------------------
                                          For the Period      For the Period
                       For the Three    from March 7, 2003  from January 1, 2003
                        Months Ended          through             through
                       March 31, 2004     March 31, 2003       March 6, 2003
                           (000's)            (000's)             (000's)
                      ----------------------------------------------------------

Beginning Balance           4,860                --                 --

Granted                        --                --                 --

Exercised                    (325)               --                 --

Forfeited                     (60)               --                 --

Cancelled                      --                --                 --
                      ----------------------------------------------------------
Ending Balance              4,475                --                 --
                      ==========================================================
Exercisable                 3,212                --                 --
                      ==========================================================

      The following table summarizes information concerning outstanding and exercisable options at March 31, 2004 and at December 31, 2003; the predecessor Company had no stock option plan. Options outstanding Options exercisable

                                                                        Weighted
                                                                         Average       Weighted                         Weighted
                                                                        Remaining       Average                          Average
                                Range of              Shares           Contractual     Exercise         Shares           Exercise
                             Exercise Price        Outstanding         Life (Years)      Price        Exercisable         Price
---------------------------------------------------------------------------------------------------------------------------------
March 31, 2004                $1.10 -$1.75            4,475                 9            $1.12           3,212            $1.12
December 31, 2003             $1.10 -$1.75            4,860                 9            $1.12           3,212            $1.12
=================================================================================================================================

NOTE 17: WARRANTS



      For the three month period ended March 31, 2004, the Company issued to Laurus Funds 495,000 stock purchase warrants in conjunction with the issuance of debt during the period. The value assigned to these warrants was approximately $342,000 based on the Black-Scholes Option pricing model with the following weighted average assumptions: a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 57%, and a dividend yield of 0% and was recorded to debt discount and is being amortized over the period the debt is outstanding. There was no similar expense for the period from March 7, 2003 through March 31, 2003

NOTE 18: SUPPLEMENTAL CASH FLOW INFORMATION

                                                            --------------------------------------- ------------------
                                                                          Successor                    Predecessor
                                                            --------------------------------------- ------------------
                                                              For the Three       For the Period
                                                               month period       from January 1     For the Period
                                                             ended March 31,       2003 through      from January 1,
                                                                   2004           March 31, 2003      2003 through
                                                               (Unaudited)         (Unaudited)        March 6, 2003
                                                            ------------------- ------------------- ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                   $28                 $ -                $ -
                                                            =================== =================== ==================
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
                                                            =================== =================== ==================
Issuance of stock options                                                  356                   -                  -
                                                            =================== =================== ==================
Warrants issued for financing fees , convertible debt and
   services                                                                932                   -                  -
                                                            =================== =================== ==================

NOTE 19: DISCONTINUED OPERATIONS

      On March 7, 2003, Inyx Pharma acquired the majority of the pharmaceutical business assets of Miza UK out of Administration. The business assets of Miza UK's Biopharma division were not purchased and therefore have been presented as discontinued operations in the period from January 1, 2003 through March 6, 2003, the Biopharma Division generated net revenues of approximately $335,000 costs of sales of approximately $395,000 and a net loss of approximately $558,000.

      All the assets and liabilities relating to the Biopharma division have been included in the reorganization items as described in Note 5.

      Additionally, the loss from the thoroughbred horseracing business amounted to $25,000 for the period from March 7, 2003 through March 31, 2003. This amount has been included in the general and administrative expenses on the accompanying consolidated statement of operations.

NOTE 20: RELATED PARTY TRANSACTIONS

      During the period from March 7, 2003 through March 31, 2003, the Company paid rent to an affiliate for furnished office space amounting to approximately $3,000. This amount is included in general and administrative expenses.

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

      Prior to its reverse acquisition by Inyx, on March 7, 2003, Inyx Pharma had purchased the majority of the pharmaceutical business assets of Miza Pharmaceuticals (UK) Ltd. ("Miza UK") out of Administration (a United Kingdom equivalent of bankruptcy protection and reorganization) for approximately $8.3 million, consisting of an approximately $7.1 million cash payment to the Administrator for Miza UK's assets, plus approximately $1.2 million in direct transaction costs. The assets acquired by Inyx Pharma consisted of one aerosol manufacturing site and a pharmaceutical development operation. A third Miza UK operation, the "Biopharma Division", was not acquired. As such, Inyx Pharma received all of the property, plant, machinery and equipment, inventory, customer base, employees, and know-how to continue to manage and run those acquired assets of the Miza UK operation as a going concern.

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

RECENT DEVELOPMENTS

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

      TRANSLATION OF FOREIGN CURRENCY

      The functional currency of our Company's U.K. subsidiary is the Great Britain Pound ("GBP"). Our Company's financial statements are reported in United States Dollars ("USD") and are translated in accordance with Statement of Financial Accounting Standards No. 52, which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing during the period. For purposes of SFAS No. 52, we consider the dollar to be the reporting currency. The effects of unrealized exchange fluctuations on translating foreign currency assets and liabilities into Dollars are accumulated as a cumulative translation adjustment in stockholders' equity. Realized gains and losses from foreign currency transactions are included in the results of operation for the period. Fluctuations arising from inter-company transactions are of long term in nature and are accumulated as cumulative translation adjustments.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND THE PERIOD FROM MARCH 7, 2003 THROUGH MARCH 31, 2003

CONSOLIDATED RESULTS

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

COMBINED RESULTS OF OPERATIONS

      For comparative purposes and in order to present a full three months of results for the three months ended March 31, 2003, managements' discussion and analysis of results of operation will focus on the "combined" results. Such combined results of operations include the results of the Company (the "Successor Company") for the period from March 7, 2003 through to March 31, 2003 combined with the results of operations of Miza UK (the "Predecessor Company") for the period from January 1, 2003 through March 6, 2003.

            UNAUDITED CONSOLIDATED COMBINED STATEMENT OF OPERATIONS
                    For the Three Months ended March 31, 2003
                    (Expressed in thousands of U.S. dollars)

                                                             Miza UK      Inyx, Inc.    Combined
Net Revenues                                                 $ 2,396          $ -       $ 2,396
Cost of sales                                                $ 1,876            -         1,876
                                                            ------------------------------------
                                                                 520            -           520
Operating expenses:
      General and administrative expenses                        568           25           593
      Selling expenses                                            51            -            51
      Depreciation and amortization                               75            -            75
      Amortization of intangibles                                  -            -             -
                                                            ------------------------------------
              Total operating expenses                           694           25           719

Loss from continuing operations before interest
expense, reorganization items and income tax benefit            (174)         (25)         (199)
      Interest expense                                           176            -           176
                                                            ------------------------------------
Loss from continuing operations before
reorganization items and income tax benefit                     (350)         (25)         (375)
      Reorganization items                                         -            -             -
                                                            ------------------------------------
Loss from continuing operations before income tax benefit       (350)         (25)         (375)
Income tax benefit                                                 -            -             -
                                                            ------------------------------------
Loss from continuing operations                               $ (350)       $ (25)       $ (375)
                                                            ------------------------------------

NET REVENUES

      Total net revenues for the three months ended March 31, 2004 were $4.5 million as compared to combined revenues of $2.4 million for the combined three months ended March 31, 2003. Revenues increased $2.1 million or 88% to approximately $4.5 primarily attributed to three full months of operations as a pharmaceutical company in 2004 as compared to 2003, when the predecessor company was in Administration. The increase in net revenues is also as a result of our efforts to increase our customer base, and manufacturing sales and associated product development and support services to our customers, following our reverse acquisition of Inyx Pharma.

      For the three months ended March 31, 2004, our three largest customers accounted for approximately $2.5 million in net revenues or approximately 55% of total net revenues. During the three months ended March 31, 2004, our top three customers were the Merck Generics group of companies ("Merck Generics"), a large international generic drug marketing and distribution company, accounting for approximately $1.6 million in net revenues or approximately 36% of total net revenues; Genpharm Inc., accounting for approximately $458,000 in net revenues or approximately 10% of total net revenues; and SSL International Plc, accounting for approximately $422,000 in net revenues or approximately 9% of total net revenues.

      In comparison for the combined three months ended March 31, 2003, the three largest customers accounted for approximately $1.6 million or 67% of total net revenues. These customers were Merck Generics, accounting for $1 million in net revenues or approximately 42% of total revenues for that period; Adams Healthcare, accounting for $316,000 in net revenues or approximately 12% of total net revenues for that period; and ConvaTec accounting for $265,000 in net revenues or approximately 7% of total net revenues for that period. Since our reverse acquisition of Inyx Pharma, Merck Generics continues to be our largest client. There were no revenues for the period from March 7, 2003 through March 31, 2003.

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

COST OF SALES

      Cost of sales for the three months ended March 31, 2004 were $3.9 million or 86% of net revenues as compared to cost of sales of $1.9 million or 79% of net revenues for the combined three months ended March 31, 2003. The increase in the cost of sales for the three months ended March 31, 2004 compared to the combined three months ended March 31, 2003 is primarily attributed to three full months of operations as a pharmaceutical company in 2004 as compared to 2003, when the predecessor company was in Administration.

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

GROSS PROFIT

      For the three months ended March 31, 2004, gross profit amounted to approximately $615,000 or approximately 14% of net revenues, as compared to a combined gross profit of approximately $520,000 or approximately 22% of net revenues, for the three months ended March 31, 2003.

      The decrease in gross profit is a result of the noted delays of a number of customer contracts and purchase orders and concomitant increase in our cost of sales as a result of the reduced fixed overhead.

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

OPERATING EXPENSES

      Operating expenses, consisting of research and development, general and administrative, selling and depreciation and amortization expenses amounted to approximately $2.7 million or approximately 59% of total net revenues, for the three months ended March 31, 2004. In comparison, operating expenses for the combined three months ended March 31, 2003 amounted to approximately $719,000 or approximately 30% of net revenues.

      Operating expenses have increased between the comparative periods primarily due to an increase in general and administrative expenses as a result of our growing business operations.

RESEARCH AND DEVELOPMENT COSTS

      Research and development costs for the three months ended March 31, 2004 were approximately $287,000 or approximately 6% of net revenues. In comparison, we did not incur research and development costs for the combined three months ended March 31, 2003.

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

      We are focusing our research and development efforts on oral and pulmonary drug delivery devices and methods, and generic prescription and over-the-counter aerosol pharmaceutical products for respiratory, dermatological and topical, and cardiovascular applications. These products are expected to consist of non-CFC respiratory inhalants; non-CFC propelled oral sprays for cardiovascular ailments, wound irrigation and cleansing sprays, and anti-inflammatory nasal pumps.

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

GENERAL AND ADMINISTRATIVE EXPENSES

      For the three months ended March 31, 2004, general and administrative expenses were $2.1 million or 47% of net revenues as compared to general and administrative expenses of $593,000 or 25% of net revenues for the combined three months ended March 31, 2003.

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

      For the three months ended March 31, 2004, salaries and associated benefit costs amounted to approximately $860,000 or approximately 19% of our net revenues as compared to $260,000 or approximately 11% of net revenues for the combined three months ended March 31, 2003. With a corporate infrastructure and two operating subsidiaries, our Company now has 130 personnel and is evolving into an integrated pharmaceutical company. During the comparative period in 2003, our predecessor company was only operating as a pharmaceutical manufacturing plant with associated laboratory facilities and, therefore, had lower staff costs as a percentage of net revenues.

      Other expenses contributing to an increase in our general and administrative expenses for the three months ended March 31, 2004 amounted to approximately $1.26 million or approximately 28% of net revenues and were comprised of insurance costs of approximately $215,000, consulting fees including legal and accounting costs of approximately $325,000, corporate and business development costs of approximately $515,000, and other business overhead costs including rent of approximately $200,000. In comparison, for the combined three months ended March 31, 2003, general and administrative costs, exclusive of salaries and associated benefit costs, amounted to approximately $310,000 or approximately 13% of net revenues.

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

SELLING EXPENSES

      For the three months ended March 31, 2004, selling expenses were approximately $84,000 or approximately 2% of net revenues as compared to selling expenses of approximately $51,000 or also approximately 2% of net revenues for the combined three months ended March 31, 2003.

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

DEPRECIATION AND AMORTIZATION EXPENSES

      For the three months ended March 31, 2004, depreciation and amortization expenses were approximately $152,000 or approximately 3% of net revenues as compared to depreciation and amortization expenses of approximately $75,000 or approximately 3% of net revenues for the combined three months ended March 31, 2003.

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

      Amortization of intangible assets relates to the Company's purchased intangible assets related to the Inyx Pharma transaction. The amortization of intangible assets for the three months ended March 31, 2004 was $42,000 compared to no amortization expense for combined period ended March 31, 2003.

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

OPERATING LOSS BEFORE INTEREST AND FINANCING COSTS, REORGANIZATION ITEMS, INCOME TAX BENEFIT AND DISCONTINUED OPERATIONS

      For the three months ended March 31, 2004, losses from operations amounted to approximately $2.1 million compared to a loss from operations of approximately $375,000 for the combined three months ended March 31, 2003.

      For the comparative periods, the combined loss from operations increased primarily due to the increased amount of expenditures required to grow our company and evolve into an integrated pharmaceutical company.

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

      For the three months ended March 31, 2004, interest and financing costs were approximately $1.0 million or approximately 22% of net revenues of approximately $4.5 million. The interest and financing costs included approximately $589,000 for the beneficial conversion feature on the additional debt issued during the three month period, $142,000 in amortization of debt discount related to the convertible debt to Laurus Funds, approximately $77,000 in amortization of deferred financing charges, approximately $218,000 in interest expense for the notes payable to Laurus Funds, and a convertible promissory note payable to Stiefel. In March of 2004, we received a waiver from Stiefel on the annual interest payment due to them amounting to approximately $240,000 in consideration for future product development services.

      In comparison for the combined three month period ended March 31, 2003, interest expenses amounted to approximately $176,000. These interest expenses were primarily related to term loans and revolving credit facilities with Miza UK, the predecessor company lenders.

      Interest expenses have increased between the comparative periods as a result of our increasing business operations and working capital requirements after our reverse merger with Inyx Pharma. We believe that as we continue to improve our revenue and profitability opportunities, we will be in a position to commence reducing our outstanding debt thereby reducing the associated interest payments.

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

DISCONTINUED OPERATIONS

      The Biopharma Division was historically part of the Miza UK business but was an operation not acquired by Inyx Pharma on March 7, 2003. Therefore, its results of operations are presented as discontinued operations in the predecessor company's financial statements.

NET LOSS

      Net loss for the three months ended March 31, 2004 was approximately $2.7 million as compared with a net loss of approximately $908,000 for the combined three months ended March 31, 2003.

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

      Additionally, we continue to incur operating losses since our reverse acquisition of Inyx Pharma on April 28, 2003. For the three months ended March 31, 2004, such losses amounted to approximately $2.3 million and resulted from low gross profit margins as a result of the lower than required use of our manufacturing capacity, research and development costs as we continue the development of our own proprietary pharmaceutical products, and costs associated with our efforts to grow our Company and evolve into an integrated pharmaceutical company.

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

      The net cash used in operating activities for the three months ended March 31, 2004 amounted to approximately $3.2 million. Our net cash used in operations was primarily the result of a $2.7 million net loss from continuing operations of the business, adjusted by non-cash charges including depreciation and amortization of approximately $1.1 million, a reserve for bad debts and obsolete inventory amounting to approximately $450,000, and net securities issuance costs of approximately $430,000. These non-cash charges were offset by a deferred income tax asset of approximately $390,000, consisting of a net operating loss carried forward. Working capital changes reducing cash flow from operations were due to increases in our inventory amounting to approximately $210,000, and an increase to our prepaid deposits and other current assets amounting to approximately $1.3 million, resulting from increasing new sales and business development activities. Working capital changes increasing cash flow from operations were due primarily to a decrease of accounts receivable of approximately $200,000, an increase in accounts payable and accrued liabilities of approximately $135,000 and a decrease in deferred revenue totaling approximately $190,000.

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