Form 10QSB/A
period 2004-06-30
INYX INC
filed 2005-04-21
CIK 1114241

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

                        Commission file number 333-83152

                                   Inyx, Inc.
        (Exact name of small business issuer as specified in its charter)

              Nevada                                     75-2870720
   (State or other jurisdiction                         (IRS Employer
   of incorporation or organization)                   Identification No.)

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

                                EXPLANATORY NOTE

      Inyx, Inc. (the "Company") is filing this Amended Form 10-QSB (the "Amended Form 10-QSB/A") to restate Items 1 and 2 of Part I contained in the Company's Quarterly Report on Form 10-QSB (the "Original Form 10-QSB") for the second quarter ended June 30, 2004 as originally filed with the Securities and Exchange Commission on August 16, 2004. This Amended Form 10-QSB/A reflects restatements of the previously published unaudited consolidated financial statements as of June 30, 2004 and related changes in the Management's Discussion and Analysis of Financial Condition and Results of Operations resulting from the matters discussed below.

      The restatement resulted primarily from correction of accounting for the following transactions: (1) accounting for the acquisition of the Miza UK assets as a purchase transaction rather than a reorganization of entities under common control, (2) correction of the recognition and measurement of the fair value assigned to warrants and the beneficial conversion feature relating to convertible debt, (3) correction to classification of amortization of deferred financing costs, (4) correction to classification of various non recurring operating costs (see Note 3 in the financial statements).

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

                                   INYX, INC.

ITEM 1: Financial Statements of Inyx, Inc.
------------------------------------------

      Consolidated Balance Sheets as of June 30, 2004
      and December 31, 2003 ...............................................  F-2

      Consolidated Statements of Operations for the Six and Three
      Months Ended June 30, 2004; for the period from March 7, 2003 through June 30, 2003; for the Three months ended June 30, 2003 and for the period from January 1, 2003 through March 6, 2003 .......  F-3

      Consolidated Statements of Stockholders' Equity (Deficit) and
      Other Comprehensive Loss for the Six and Three Months Ended
      June 30, 2004; for the period from March 7, 2003 through
      June 30, 2003; for the three months period ended December 31, 2003;
      and for the period from January 1, 2003 through March 6, 2003 .......  F-4

      Consolidated Statements of Cash Flows for Six and Three
      Months Ended June 30, 2004; for the period from March 7, 2003 through June 30, 2003; for the three months ended June 30, 2003;
      and for the period from January 1, 2003 through March 6, 2003 .......  F-5

      Notes to Consolidated Financial Statements ..........................  F-6

                                   INYX, INC.
                           CONSOLIDATED BALANCE SHEETS
        (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS)

                                                                 June 30,
                                                                   2004       December 31,
                                                                Restated         2003
                                                               (Unaudited)     Restated
                                                               -----------    -----------
                                     Assets
                                     ------
Current assets:
    Cash                                                         $     36      $    796
    Accounts receivable, net                                        1,475         3,395
    Inventory, net                                                  1,100         1,089
    Prepaid expenses and other current assets                       3,770         1,089
                                                                 --------      --------
          Total current assets                                      6,381         6,369
                                                                 --------      --------

Property, plant and equipment, net                                  4,991         5,183
Deferred financing costs, net                                         824           860
Other assets                                                           45            45
Deferred tax asset                                                  1,687         1,294
Purchased intangible assets, net                                    1,656         1,739
                                                                 --------      --------
                                                                    9,203         9,121
                                                                 --------      --------

          Total assets                                           $ 15,584      $ 15,490
                                                                 ========      ========

                 Liabilities and Stockholders' Equity (Deficit)
                 ----------------------------------------------

Current liabilities:
    Bank overdraft                                               $     51      $     --
    Borrowings under revolving line of credit                       5,571         2,375
    Accounts payable                                                3,374         2,178
    Accrued expenses and other current liabilities                    924           996
    Current portion of long-term debt                               1,063         1,483
                                                                 --------      --------
          Total current liabilities                                10,983         7,032
                                                                 --------      --------
Long term debt, net of current portion                              7,568         6,617
                                                                 --------      --------
          Total liabilities                                        18,551        13,649
                                                                 --------      --------

Commitments and contingencies

Stockholders' equity (deficit):
    Preferred stock - $0.001 par value, 10,000,000 shares
      authorized -0- shares issued and outstanding                     --            --
    Common stock - $0.001 par value, 150,000,000 shares
      authorized, 28,790,000 shares issued and outstanding
      at June 30, 2004; 28,525,000 shares issued
      and outstanding at December 31, 2003                             29            29
    Additional paid-in capital                                     17,228        15,599
    Accumulated deficit                                           (19,462)      (13,392)
    Subscriptions receivable                                         (393)         (100)
    Accumulated other comprehensive loss -
       foreign currency translation adjustment                       (369)         (295)
                                                                 --------      --------
          Total stockholders' equity (deficit)                     (2,967)        1,841
                                                                 --------      --------

          Total liabilities and stockholders' equity (deficit)   $ 15,584      $ 15,490
                                                                 ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                   INYX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       (EXPRESSED IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE AMOUNTS)

                                                                                Successor                           Predecessor
                                                        ---------------------------------------------------------   -----------
                                                        For the Six   For the Period    For the        For the      For the Period
                                                        Month Period  from March 7,   Three Month    Three Month    from January 1,
                                                           Ended      2003 through    Period Ended   Period Ended   2003 through
                                                        June 30,2004  June 30, 2003  June 30, 2004  June 30, 2003   March 6, 2003
                                                        ------------   ------------   ------------   ------------   ------------
                                                                  Restated                     Restated
                                                                 (Unaudited)                 (Unaudited)
                                                                 -----------                 -----------
Net revenues                                            $      7,300   $      5,068   $      2,774   $      5,068   $      2,396
Cost of sales                                                  6,821          3,933          2,910          3,933          1,876
                                                        ------------   ------------   ------------   ------------   ------------
    Gross profit (loss)                                          479          1,135           (136)         1,135            520

Operating expenses:
    Research and development                                     399             --            112             --             --
    General and administrative                                 4,299          5,901          2,195          5,876            568
    Selling                                                      160             96             76             96             51
    Depreciation and amortization                                276            128            124            128             75
    Amortization of intangible assets                             84             55             42             55             --
                                                        ------------   ------------   ------------   ------------   ------------
               Total operating expenses                        5,218          6,180          2,549          6,155            694
                                                        ------------   ------------   ------------   ------------   ------------

Loss from continuing operations before interest and
  financing costs, income tax
  benefit and discontinued operations                         (4,739)        (5,045)        (2,685)        (5,020)          (174)

Interest and financing costs                                   1,724            159            698            159            176
                                                        ------------   ------------   ------------   ------------   ------------

Loss before income tax benefit and
 discontinued operations                                      (6,463)        (5,204)        (3,383)        (5,179)          (350)

Income tax benefit                                               393            288             --            288             --
                                                        ------------   ------------   ------------   ------------   ------------

Loss before discontinued operations                           (6,070)        (4,916)        (3,383)        (4,891)          (350)

Loss from discontinued operations,
 net of income taxes                                              --             --             --             --            558
                                                        ------------   ------------   ------------   ------------   ------------

Net loss                                                $     (6,070)  $     (4,916)  $     (3,383)  $     (4,891)  $       (908)
                                                        ============   ============   ============   ============   ============

Basic and fully diluted loss per share
    Loss before discontinued operations                 $      (0.21)  $      (0.25)  $      (0.12)  $      (0.25)            --

    Loss from discontinued operations,
       net of income taxes                                        --             --             --             --             --
                                                        ------------   ------------   ------------   ------------   ------------
                                                        $      (0.21)  $      (0.25)  $      (0.12)  $      (0.25)            --
                                                        ============   ============   ============   ============   ============
Weighted-average number of shares outstanding
  used in computing per share amounts                     28,747,582     19,322,099     28,747,582     19,322,099             --

The accompanying notes are an integral part of these consolidated financial statements.

                                   INYX, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     (DEFICIT) AND OTHER COMPREHENSIVE LOSS
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)
                                   (Restated)


                                                                                                 ACCUMU-
                                                                                                  LATED
                                                                                                  OTHER
                                                        COMMON STOCK     ADDITIONAL   STOCK       COMPRE-    ACCUMU-
                                                    NUMBER OF             PAID-IN  SUBSCRIPTION   HENSIVE     LATED
                                                     SHARES   PAR VALUE   CAPITAL   RECEIVABLE     LOSS      DEFICIT      TOTAL
                                                   ---------- ---------- ---------- ----------  ----------  ----------  ----------
Predecessor
Balances at January 1, 2003                             5,000 $    8,022 $       -- $       --  $   (1,503) $  (30,464) $  (23,945)
Net Loss for the period                                    --         --         --         --          --        (908)       (908)
Foreign currency translation adjustment                    --         --         --         --        (102)         --        (102)

                                                   ---------- ---------- ---------- ----------  ----------  ----------  ----------
Balances at March 6, 2003                               5,000 $    8,022 $       -- $       --  $   (1,605) $  (31,372) $  (24,955)
                                                   ========== ========== ========== ==========  ==========  ==========  ==========


SUCCESSOR
Balances at March 7, 2003                              16,000 $       16 $    2,081 $       --  $       --  $       --  $    2,097
Issuance of stock for reverse acquisition               5,000          5         18         --          --          --          23
Issuance of stock for finders fees (April 17)           2,450          2      1,302         --          --          --       1,304
Issuance of stock for services (April 21)               1,500          2        799         --          --          --         801
Issuance of stock options                                  --         --        747         --          --          --         747
Issuance of warrants for services                          --         --        305         --          --          --         305
Foreign currency translation adjustment                    --         --         --         --         (62)         --         (62)
Net loss for the period                                    --         --         --         --          --      (4,916)     (4,916)

                                                   ---------- ---------- ---------- ----------  ----------  ----------  ----------
Balances at June 30, 2003                              24,950         25      5,252         --         (62)     (4,916)        299
                                                   ---------- ---------- ---------- ----------  ----------  ----------  ----------

Issuance of stock on August 22 and November 4, net
    of offering costs of $11,800 and $310,702 resp      3,500          4      3,174      3,178
Issuance of stock for options exercised (Nov 17)           75         --         90         --          --          --          90
Issuance of stock options                                  --         --        766         --          --          --         766
Issuance of warrants for services                          --         --        956         --          --          --         956
Issuance of warrants with convertible debt and
  related beneficial conversion feature                    --         --      5,361         --          --          --       5,361
Subscriptions receivable                                   --         --         --       (100)         --          --        (100)
Foreign currency translation adjustment                    --         --         --         --        (233)         --        (233)
Net loss for the period                                    --         --         --         --          --      (8,476)     (8,476)

                                                   ---------- ---------- ---------- ----------  ----------  ----------  ----------
Balances at December 31, 2003                          28,525         29     15,599       (100)       (295)    (13,392)      1,841
                                                   ---------- ---------- ---------- ----------  ----------  ----------  ----------

Issuance of stock for options exercised in
January 2004 (net of shares returned to treasury)         265         --        290         --          --          --         290
Issuance of stock options                                  --         --        162         --          --          --         162
Subscription receivable                                    --         --         --       (293)         --          --        (293)
Isuance of warrants for consulting fees                    --         --         50         --          --          --          50
Issuance of warrants with convertible debt and
  related beneficial conversion feature                    --         --      1,127         --          --          --       1,127
Foreign currency translation adjustment                    --         --         --         --         (74)         --         (74)
Net loss for the period                                    --         --         --         --          --      (6,070)     (6,070)

                                                   ---------- ---------- ---------- ----------  ----------  ----------  ----------
Balances at June 30, 2004                              28,790 $       29 $   17,228 $     (393) $     (369) $  (19,462) $   (2,967)
                                                   ========== ========== ========== ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements

                                   INYX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                                    SUCCESSOR                         PREDECESSOR
                                                               -----------------------------------------------------  ------------

                                                                For the       For the       For the      For the
                                                               Six Month    Period From   Three Month   Three Month     For the
                                                                Period        March 7      Period         Period      Period from
                                                                 Ended      2003 through    Ended          Ended     January 1, 2003
                                                                June 30,      June 30,     June 30,       June 30,      through
                                                                  2004          2003          2004          2003      March 6, 2003
                                                              ------------  ------------  ------------  ------------  ------------
                                                                      Restated                    Restated
                                                                     (Unaudited)                 (Unaudited)
                                                                     -----------                 -----------
Cash flows from operating activities:
   Net loss for the period                                    $     (6,070) $     (4,916) $     (3,383) $     (4,891) $       (908)
     Add: loss from discontinued operations                             --            --            --            --           558
                                                              ------------  ------------  ------------  ------------  ------------
     Loss from continuing operations                                (6,070)       (4,916)       (3,383)       (4,891)         (350)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                     276           128           124           128            75
     Amortization of financing costs and debt discount               1,231            --           407            --            --
     Amortization of intangible assets                                  84            55            42            55            --
     Deferred tax asset                                               (393)         (288)           --          (288)           --
     Issuance of stock for services                                     --         2,105            --         2,105            --
     Reserve for inventory obsolescence                               (217)           --          (603)           --            --
     Provision for bad debts                                            53            --            52            --            --
     Stock option compensation                                         161           747            95           747            --
     Warrants issued for financing  fees                                --            --            --            --            --
     Warrants issued for consulting fees                                49           305            49           305            --
     Issuance of shares in recapitalization                             --            23            --            23            --
     Issuance of shares for exercise of stock options                  290            --            --            --            --
     Subscription receivable                                          (293)           --            --            --            --
   Changes in assets and liabilities
     Decrease (increase) in accounts receivables                     1,867        (3,127)        1,763        (3,127)         (215)
     Decrease in inventory                                             206           474           418           474           385
     Increase (decrease) in prepaid and other current assets        (2,681)          (72)       (1,373)          (72)          267
     Increase in deferred financing costs and debt discount           (126)           --           (19)           --            --
     Increase in bank overdraft                                         51            --            51            --            --
     Increase in accounts payable and accrued liabilities            1,399         1,632         1,265         1,632           640
     Decrease(increase) in deferred revenues                          (276)          274           (85)          274            --
     Increase in liabilities subject to compromise                      --            --            --            --           353
                                                              ------------  ------------  ------------  ------------  ------------

         Net cash (used in) provided by continuing operations       (4,389)       (2,660)       (1,197)       (2,635)        1,155
                                                              ------------  ------------  ------------  ------------  ------------

   Net cash provided by (used in) discontinued operations               --            50            --           (10)         (617)

                                                              ------------  ------------  ------------  ------------  ------------
         Net cash (used in) provided by operating activities        (4,389)       (2,610)       (1,197)       (2,645)          538
                                                              ------------  ------------  ------------  ------------  ------------

Cash flows from investing activities:
   Purchase of property, plant and equipment                           (84)           (5)          (26)           (5)          (18)
                                                              ------------  ------------  ------------  ------------  ------------

         Net cash  used in investing activities                        (84)           (5)          (26)           (5)          (18)
                                                              ------------  ------------  ------------  ------------  ------------

Cash flows from financing activities:
   Borrowings under revolving line of credit, net                     3363         2,241           157         2,241          (522)
   Advances by stockholder                                              --            50            --            50            --
   Repayment to stockholder                                             --           (60)           --            --            --
   Proceeds from issuance of long term debt                            500            19           500            19            --
   Repayment of long term debt                                          --            --            --            --           104
   Repayment of capital lease obligation                               (76)           --           (42)           --            --
                                                              ------------  ------------  ------------  ------------  ------------

         Net cash provided by (used in) financing activities         3,787         2,250           615         2,310          (418)
                                                              ------------  ------------  ------------  ------------  ------------

Effect of foreign exchange rate changes
   on cash and cash equivalents                                        (74)          (62)         (109)          (62)         (102)
                                                              ------------  ------------  ------------  ------------  ------------
Change in cash                                                        (760)         (427)         (717)         (402)           --

Cash at beginning of period                                            796           458           753           433            --
                                                              ------------  ------------  ------------  ------------  ------------

Cash at end of period                                         $         36  $         31  $         36  $         31  $         --
                                                              ============  ============  ============  ============  ============

The accompanying notes are an integral part of these consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (TABULAR AMOUNTS ARE EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

NOTE 1:  BUSINESS DESCRIPTION AND PRESENTATION
-------  -------------------------------------

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

      All inter-company accounts and transactions have been eliminated in consolidation

      b)    Unaudited Consolidated Interim Financial Statements

      The accompanying consolidated financial statements for the six and three months ended June 30, 2004, for the period from March 7, 2003 through June 30, 2003 and for the three month period ended June 30, 2003 are unaudited but, in the opinion of management, include all necessary adjustments (consisting of normal, recurring in nature) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the six months ended June 30, 2004 are not necessarily indicative of operating results to be expected for a full year.

      c)    Use of Estimates

      The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates are those used by management to measure the recoverability of intangible assets, the allowances for doubtful accounts and inventory reserves and the value of shares, options or warrants issued for services or in connection with financing transactions. Actual results could differ from those estimates.

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

      h)    Deferred Financing Costs

      Costs directly associated with obtaining financing are capitalized and amortized on a straight-line basis over the estimated life of the financing arrangement. The amortization of deferred financing costs is classified as interest expense in the accompanying consolidated statements of operations.

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

      k)    Financial Instruments

      Financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, borrowings under the revolving line of credit and loans payable. Non-derivative financial instruments include letters of credit, commitments to extend credit and guarantees of debt. There were no derivative financial instruments for any of the periods presented. The carrying values of these financial instruments approximated their fair market value as of June 30, 2004 and as of December 31, 2003.

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

      As of June 30, 2004 and December 31, 2003, deferred revenues amounted to $73,000 and $351,000, respectively and are included in accrued expenses and other liabilities.

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

      For convertible debt and related warrants, the recorded discount is calculated at the issuance date as the difference between the conversion price and the relative fair value of the warrants into which the security is convertible or exercisable. It is recognized as interest expense at the date of issuance.

      In addition, since the debt is convertible into equity at the option of the note holder at the date of issuance at beneficial conversion rates, an embedded Beneficial Conversion Feature ("BCF") has been charged to interest and financing costs in the accompanying consolidated statement of operations and as an increase to additional paid-in capital at the time of issuance.

      Notes 3, 11, 12 and 17 provide additional information on the valuation of the warrants and the beneficial conversion feature.

      n)    Net Loss per Share

      The Company follows the guidelines of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No.128") in calculating its loss per share. SFAS No.128 states basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock equivalents for purposes of determining diluted earnings per share include the effects of dilutive stock options, warrants and convertible securities. The effect on number of shares of such potential common stock equivalents is computed using the treasury stock method or the if-converted method, as applicable. The Company has excluded all outstanding options and warrants as well as shares to be issued upon conversion of convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. Accordingly, as of June 30, 2004, and December 31, 2003, the Company had common stock equivalents of approximately 10,547,000, and 10,345,000 shares respectively, related to options and warrants; and approximately 15,500,000 and 10,880,952 shares respectively related to shares to be issued upon the conversion of the convertible debt.

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

      For the six and three months ended June 30, 2004, the period from March 7, 2003 through June 30, 2003 and the three months ended June 30, 2003, the Company's three largest customers accounted for 52%, 40%, 44% and 40% of net revenues respectively. As of June 30, 2004 and December 31, 2003, the Company's three largest customers accounted for 53% and 49% of net receivables, respectively. The loss of any of these customers may have a material adverse effect on the operations of the Company.

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

      r)    Translation of Foreign Currency

      The functional currency of the Company's United Kingdom subsidiary is the Great Britain Pound ((GBP)). The Company's financial statements are reported in United States Dollars (USD) and are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS No. 52"), which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing during the period. For purposes of SFAS No. 52, the Company considers the Dollar to be the reporting currency. The effects of unrealized exchange fluctuations on translating foreign currency assets and liabilities into Dollars are accumulated as a cumulative translation adjustment which is included as a separate component in the stockholders' equity (deficit). Realized gains and losses from foreign currency transactions are included in the results of operations for the period.

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

      u)    Reclassifications

      Certain amounts from prior consolidated financial statements and related notes have been reclassified to conform to the current period presentation.

NOTE 3:  RESTATEMENT OF FINANCIAL STATEMENT
-------  ----------------------------------

      The Company determined that the previously issued interim unaudited consolidated financial statements for the six and three month periods ended June 30, 2004, the period from March 7, 2003 through June 30, 2003, the three month period ended June 30, 2003 and the previously filed audited consolidated financial statements for the period from March 7, 2003 through December 31, 2003, contained errors that required restatement.

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

      The components of the restatement are explained in the notes below the table:

                                                                         Adjustment to
                                                               As filed      Restate      Restated
                                                               --------      -------      --------
                                                        (Expressed in thousands, except per share amounts)
Balance sheet data as of June 30, 2004
Deferred financing costs, net (b)                             $  1,247     $   (423)    $    824
Other assets (b)                                                    --           45           45
Purchased intangible assets, net (c)                                --        1,656        1,656
Total assets                                                    14,306        1,278       15,584
Borrowings under revolving line of credit, net of discount (a)   4,496        1,075        5,571
Long-term debt, net of debt discount (a)                        10,283        2,715        7,568
Accumulated deficit (a), (c)                                   (17,651)      (1,811)     (19,462)
Additional paid-in capital                                      12,499        4,729       17,228
Total liabilities and stockholders' equity(deficit)(a)(c)       (5,885)       2,918       (2,967)

Balance sheet data as of December 31, 2003
Deferred financing costs, net (b)                             $    905     $    (45)    $    860
Other assets (b)                                                    --           45           45
Purchased intangible assets, net (c)                                --        1,739        1,739
Total assets (a), (c)                                           13,751        1,739       15,490
Borrowings under revolving line of credit, net of discount       3,133         (758)       2,375
Long-term debt, net of current portion and debt discount         7,439         (822)       6,617
Accumulated deficit (a), (c)                                   (12,696)        (696)     (13,392)
Additional paid in capital (d)                                  11,584        4,015       15,599
Total liabilities and stockholders' equity(deficit) (a), (c)    13,751        1,739       15,490

                                                                         Adjustment to
                                                               As filed      Restate      Restated
                                                               --------      -------      --------
                                                        (Expressed in thousands, except per share amounts)
Statement of operations data for the six month
  period ended June 30, 2004
General and administrative expenses (e)                       $  4,102     $    197     $  4,299
Amortization of intangible assets (c)                               --           84           84
Depreciation and amortization (e-iii)                              476         (200)         276
Loss from continuing operations before interest and
  financing costs, reorganization items, income
  tax benefit and discontinued operations (a), (c)              (4,658)         (81)      (4,739)
Other expenses (c), (e)                                            690         (690)          --
Interest and financing costs  (a), (c), (e)                         --        1,724        1,724
Net loss (a), (c)                                               (4,955)      (1,115)      (6,070)
Basic and fully diluted loss per share                           (0.17)       (0.04)       (0.21)

Statement of operations data for the period from
  March 7, 2003 through June 30, 2003
General and administrative expenses (e)                       $  2,745     $  3,156     $  5,901
Amortization of intangible assets (c)                               --           55           55
Loss from continuing operations before interest
  and financing costs, reorganization items,
  income tax benefit and discontinued operations (a), (c)       (1,834)      (3,211)      (5,045)
Other expenses (c), (e)                                          5,168       (5,168)          --
Interest and financing costs  (a), (c), (e)                         --          159          159
Discontinued operations (e-iii)                                   (25)          25           --
Net loss (a), (c)                                               (6,739)       1,823       (4,916)
Basic and fully diluted loss per share                           (0.35)        0.10        (0.25)

                                                                         Adjustment to
                                                               As filed      Restate      Restated
                                                               --------      -------      --------
                                                        (Expressed in thousands, except per share amounts)
Statement of operations for the three month
  period ended June 30, 2004
General and administrative expenses (e)                       $  1,998     $    197     $  2,195
Amortization of intangible assets (c)                               --           42           42
Depreciation and amortization (e-iii)                              242         (118)         124
Loss from continuing operations before interest and
  financing costs, reorganization items, income
  tax benefit and discontinued operations (a), (c)              (2,564)        (121)      (2,685)
Other expenses (c), (e)                                            470         (470)          --
Interest and financing costs  (a), (c), (e)                         --          698          698
Net loss (a), (c)                                               (3,034)        (349)      (3,383)
Basic and fully diluted loss per share                           (0.11)       (0.01)       (0.12)

Statement of operations data for the three month
  period ended June 30, 2003
General and administrative expenses (e)                       $  2,745     $  3,131     $  5,876
Amortization of intangible assets (c)                               --           55           55
Loss from continuing operations before interest and
  financing costs, reorganization items, income
  tax benefit and discontinued operations (a), (c)              (1,834)      (3,186)      (5,020)
Other expenses (c), (e)                                          5,168       (5,168)          --
Interest and financing costs  (a), (c), (e)                         --          159          159
Net loss (a), (c)                                               (6,714)       1,823       (4,891)
Basic and fully diluted loss per share                           (0.30)        0.05        (0.25)

      As a consequence of the changes made to the consolidated balance sheet and statement of operations as noted above, the consolidated statement of cash flows and changes in stockholders' equity and other comprehensive loss have been restated, accordingly.

      a)    Valuation  of warrants and  beneficial  conversion  feature  ("BCF")
            --------------------------------------------------------------------

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

      These corrections increased additional paid-in capital by $4.0 million and increased debt discount by $1.6 million as of December 31, 2003 and increased interest and financing costs by $4.3 million.

      These corrections increased additional paid-in capital by approximately $4.7 million and increased debt discount by $1.6 million as of June 30, 2004 and increased interest and financing costs by $1.7 million including interest relating to amortization of debt discount amounting to approximately $308,000 for the six month period ended June 30, 2004.

      b)    Reclassification of other assets
            --------------------------------

      The Company has revised its consolidated balance sheet classification to separately disclose long term deposits and other long term assets amounting to approximately $45,000 as of June 30, 2004 and December 31, 2003, which had previously been reported as deferred financing costs and other assets.

      c)    Accounting  for the  purchase  of Miza  Pharmaceuticals
            (UK) Ltd.'s assets
            -------------------------------------------------------

      On March 7, 2003, the Company's subsidiary, Inyx Pharma Ltd. ("Inyx Pharma") had purchased the majority of the pharmaceutical business assets of Miza Pharmaceuticals (UK) Ltd. ("Miza UK") out of Administration (a United Kingdom equivalent of bankruptcy protection and reorganization) for approximately $8.3 million, consisting of an approximately $7.1 million cash payment to the Administrator for the acquired Miza UK assets plus approximately $1.2 million in direct transaction costs. This transaction was corrected to account for the acquisition value under the purchase method of accounting rather than the method used to account for reorganization of entities under common control.

      Under the original purchase method of accounting, the purchase price is allocated to the fair value of the net assets acquired with any excess allocated to identifiable tangible and intangible assets. Accordingly, the total purchase price of approximately $8.3 million incurred by Inyx Pharma has been allocated to the acquired identifiable tangible and intangible Miza UK assets. Based on an independent third-party fair value valuation, the tangible assets acquired by Inyx Pharma, which consisted of fixed assets and inventory, were allocated a fair value of approximately $5.1 million and $1.3 million, respectively, and the intangible assets, consisting of a customer list and know-how, have been allocated a fair value of approximately $1.3 million and approximately $600,000, respectively. As a consequence of such purchase price allocations, no goodwill was recorded.

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

      In addition, previously the Company charged approximately $1.2 million of transaction related costs and approximately $700,000 of goodwill to other expenses. These amounts have now been reversed and capitalized to the acquisition cost of Miza UK's assets in accordance with the purchase method of accounting rather than the reorganization of entities under common control. This correction decreased other expenses by approximately $1.9 million. As a result net loss for the period from March 7, 2003 through June 30, 2003 was affected by the same amount. The net adjustment to purchased intangible assets approximated $1.6 million and $1.7 million as of June 30, 2004 and December 31, 2003, respectively. This correction also increased amortization of intangible assets by $84,000 and $42,000 for the six and three month periods ended June 30, 2004, respectively and by $55,000 for the period from March 7, 2003 through June 30, 2003 and three month period ended June 30, 2003 in the accompanying consolidated statements of operations.

      d)    Additional paid-in capital

      At June 30, 2004 and December 31, 2003, additional paid-in capital was increased by net amount of approximately $4.7 million and $4.0 million, respectively, to reflect the net adjustment relating to the correction of the accounting for the beneficial conversion feature of the Laurus Funds debt and respective warrants as detailed above in Note 3(a). In addition management determined that retained earnings included approximately $196,000 relating to accumulated deficit of the thoroughbred horse operations, this amount should instead be classified as additional paid-in capital, therefore the Company corrected the classification accordingly.

      e)    Other Reclassifications

      Certain amounts in the restated consolidated financial statements for the six and three month period ended June 30, 2004, the period from March 7, 2003 through June 30, 2003, and the three month period ended June 30, 2003 have been segregated to conform with the current period presentation, as follows:

            i. Management has evaluated the nature of the expenses previously classified as other expenses in the consolidated statement of operations and determined that although certain items are one-time non-recurring charges, these amounts relate to the ongoing operations of the Company. Such amounts of approximately $197,000 for the six and three month periods ended June 30, 2004 have now been classified as general and administrative expenses and approximately $491,000 and $273,000, respectively relating to interest expense are now presented as a separate line item in the accompanying consolidated statements of operations. For the period from March 7, 2003 through June 30, 2003 and for the three month period ended June 30, 2003 such amounts were approximately $3.1 million relating to non-recurring one time costs and $159,000 relating to interest expense.

            ii. Approximately $1.2 million of transaction related costs and approximately $700,000 of goodwill which previously have been charged to other expenses, have now been capitalized as intangible assets (See Note 3 (c) above).

            iii. Amortization expense related to deferred financing costs had previously been classified with depreciation and amortization expenses. The amortization of deferred financing costs should be classified as interest expense. Accordingly, the Company has corrected its consolidated statement of operations to reflect this change in classification. These corrections reduced depreciation and amortization and increased interest expense by $686,000 and $353,000 for the six and three month periods ended June 30, 2004.

            iv.   Expenses   related  to  the   thoroughbred   horse  operations
                  amounting to approximately $25,000 are included as general and administrative expenses.

            v. Management determined that the relative fair value of the detachable warrants issued to Laurus Funds in relation to its convertible debt that had originally been classified as deferred financing costs should instead be recorded as a discount against the debt, and the discount is amortized over the term of the debt. As of March 31, 2005, the convertible debt to Laurus Funds was paid in full as part of the acquisition concluded on March 31, 2005, which has not been reflected in these financial statements.

NOTE 4:  ACQUISITION AND RECAPITALIZATION TRANSACTION
------   --------------------------------------------

      Acquisition
      -----------

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

      Recapitalization Transaction
      ----------------------------

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

NOTE 5:  ACCOUNTS RECEIVABLE, NET
-------  ------------------------

      Accounts receivable consist of the following:

                                      June 30,
                                       2004            December 31,
                                    (Unaudited)            2003
                                    -----------            ----

    Trade receivables                  $1,777             $3,586
    Less allowance for
     doubtful accounts                   (302)              (191)
                                       ------             ------
                                       $1,475             $3,395
                                       ======             ======

      There were no write-offs during the six and three month periods ended June 30, 2004 and the period from March 7, 2003 through June 30, 2003, the three month period ended June 30, 2003 and for the period from January 1, 2003 through March 6, 2003. Bad debt expense for the six and three months ended June 30, 2004 was $111,000 and $52,000 respectively.

NOTE 6:  INVENTORY, NET
-------  --------------

      Inventory is comprised of the following:

                                          June 30,
                                           2004          December 31,
                                        (Unaudited)          2003
                                        -----------          ----

     Finished goods                        $  197          $   15
     Work in process                          153             266
     Raw materials                          1,174           1,015
                                           ------          ------
                                            1,524           1,296
     Less provision for obsolescence         (424)           (207)
                                           ------          ------
                                           $1,100          $1,089
                                           ======          ======

NOTE 7:  PREPAID EXPENSES AND OTHER CURRENT ASSETS
-------  -----------------------------------------

      Prepaid expenses and other current assets consist of the following:

                                                        June 30,
                                                          2004      December 31,
                                                       (Unaudited)     2003
                                                       -----------     ----

Deposit for equipment and other costs (a)                $1,205      $   --
Prepaid refundable deposit for business development (b)   1,542          --
Prepaid vendor invoices                                     133         347
Prepaid refundable deposit for acquisition candidate         --          71
Deferred legal and consulting fees                          530         152
Prepaid rent and property tax                                60         126
Prepaid insurance                                            13         128
Sales tax receivable, net                                   157         132
Other prepaid expenses                                      130         133
                                                         ------      ------
                                                         $3,770      $1,089
                                                         ======      ======

      (a) The Company's subsidiaries are expected to begin providing manufacturing technology transition consulting services to the country of Cuba on behalf of the United Nations Development Programme Inc. ("UNDP"). Consulting services to be provided include the installation of manufacturing facilities, equipment, and systems to manufacture CFC-free or hydrofluoroalkane ("HFA") aerosol based respiratory inhalers for the treatment of asthma and chronic obstructive respiratory disease conditions. Because Inyx is a U.S. corporation and because certain involved members of the Company's management team are U.S. residents, to perform on the contract the Company's subsidiaries require United States government business authorizations and export permits to do business in that developing nation. Due to political events or changes to U.S. government laws, the U.S. government may not continue to provide the Company's subsidiaries with the necessary permits and authorizations they require to provide consulting services in that developing country. The failure to receive or sustain such authorizations or permits may have a material adverse affect on any costs, expenses, or prepaid fees and deposits that the Company and its subsidiaries may have incurred or will incur in relation to this consulting contract, or the subsidiaries' abilities to continue to provide their services to that developing country. Additionally, although the Company's subsidiaries will be paid directly by the UNDP through a series of progress payments, they are subject to risks of doing business in a developing country, including dealing with import or export licensing requirements; difficulties in enforcing aspects of the Company's subsidiaries' contracts with the UNDP and that country; difficulties in protecting intellectual property; unexpected changes in regulatory requirements; legal uncertainty regarding liability, tax, tariffs and other trade barriers; foreign exchange controls and other currency risks; inflation; challenges to credit and collections; expropriation; and local government instability, war, riots, insurrections and other political events.

      (b) The Company has commenced the development of its own proprietary pharmaceutical products for respiratory, dermatological, topical and cardiovascular drug delivery applications. The Company has not yet obtained the required regulatory approvals to market such products.

NOTE 8:  PROPERTY, PLANT AND EQUIPMENT, NET
-------  ----------------------------------

      Property, plant and equipment consist of the following:

                                                      June 30,     December 31,
                                                       2004            2003
                                                    (Unaudited)
                                                    -----------        ----

Land                                                  $   546       $   546
Buildings                                               1,059         1,059
Machinery, equipment and office furniture               3,541         3,524
Computer hardware and software                             86            19
                                                      -------       -------
                                                        5,232         5,148
Less accumulated depreciation                            (588)         (340)
                                                      -------       -------
                                                        4,644         4,808
                                                      -------       -------
Computer hardware and software under capital lease        382           382
Less accumulated amortization                             (35)           (7)
                                                      -------       -------
                                                          347           375

                                                      -------       -------
                                                      $ 4,991       $ 5,183
                                                      =======       =======

      For the six months ended June 30, 2004 and for the period from March 7, 2003 through June 30, 2003, depreciation of property, plant and equipment was approximately $239,000 and $128,000, respectively. Amortization for equipment under capital leases was approximately $28,000 and $0 for the six months ended June 30, 2004 and for the period from March 7, 2003 through June 30, 2003 respectively. For the period from January 1, 2003 through March 6, 2003 depreciation of property, plant and equipment was approximately $75,000.

NOTE 9:  PURCHASED INTANGIBLE ASSETS, NET
-------  --------------------------------

      Purchased intangible assets consist of the following:

                                          June 30,         December 31, 2003
                                            2004               Restated
                                         Restated
                                        (Unaudited)
                                        -----------            --------

        Customer list (12 year life)       $1,280               $1,280
        Know-how (10 year life)               598                  598
                                           ------               ------
                                            1,878                1,878
        Less accumulated amortization        (222)                (139)
                                           ------               ------
                                           $1,656               $1,739
                                           ======               ======

      Purchased intangible assets are carried at cost less accumulated amortization. For the six months ended June 30, 2004 and for the period from March 7, 2003 through December 31, 2003 amortization expense related to intangible assets totaled approximately $84,000 and $139,000, respectively. The aggregate estimated amortization expense for intangible assets as of June 30, 2004 for each of the following five years and thereafter is as follows:

        2005                               $  166
        2006                                  166
        2007                                  166
        2008                                  166
        2009                                  166
        Thereafter                            826
                                           ------
        Total                              $1,656
                                           ======

NOTE 10:  DEFERRED FINANCING COSTS, NET
--------  -----------------------------

      Deferred financing costs, net are comprised of fees related to the issuance of long term convertible debt issued to Laurus Funds. These amounts are amortized over the term of the loan.

      Deferred financing costs, net consist of the following:

                                         June 30,      December 31,
                                           2004            2003
                                         Restated       Restated
                                        (Unaudited)
                                        -----------     --------

        Deferred financing costs           $1,027       $  900
        Less accumulated amortization        (203)         (40)
                                           ------       ------
                                           $  824       $  860
                                           ======       ======

      For the six months ended June 30, 2004 the amortization of deferred financing costs approximated $163,000.

      For the period from January 1, 2003 through March 6, 2003 and for the period from March 7, 2003 through June 30, 2003 there were no deferred financing costs and no respective amortization.

NOTE 11: BORROWINGS UNDER REVOLVING LINE OF CREDIT
--------------------------------------------------

      On December 30, 2003, the Company issued to Laurus Funds (i) Secured Revolving Convertible Note in the maximum principle amount of up to $2.5 million and (ii) Secured Convertible Minimum Borrowing Note in the original principal amount of $1.0 million. In connection with the issuance of the Revolving Note and the Minimum Borrowing Note, the company issued 660,000 warrants to purchase up to 660,000 shares of the Company's common stock having exercise prices ranging from $1.84 to $2.57 per share. The warrants expire on December 30, 2008 and have a cashless exercise provision. The relative fair value of these warrants was estimated at approximately $758,000 based on the Black-Scholes option pricing model with the following assumptions; a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 66%, and a dividend yield of 0%. In accordance with EITF 00-27, the Company recorded the relative fair value of the warrants as a discount against the revolving line of credit, and is amortizing the discount over the term of the debt. In addition since the debt is convertible into equity at the option of the note holder at the date of issuance at beneficial conversion rates, an embedded conversion feature relating to the revolving line of credit was charged to interest and financing costs amounting to approximately $568,000 in the accompanying consolidated statement of operations.

      The Company can elect to pay the outstanding balance in shares of common stock at a fixed conversion price of $1.47 which was amended to $1.00 per share on February 27, 2004 retroactively to the date of the original agreement. If the closing price of the Company's stock for any of the 10 trading days preceding the repayment date is less than 110% of the fixed conversion price, the Company shall pay cash instead.

      On February 27, 2004 the Company issued Amendment #1 and increased the principle borrowing amount under the Secured Revolving Convertible Note and the Minimum Borrowing Note by $1.0 million, respectively. In addition, the Company issued Laurus Funds 330,000 warrants to purchase 330,000 shares of the Company's common stock at prices ranging between $1.25 and $1.75 per share. The fair value assigned to these warrants was approximately $219,000 using the Black-Scholes option pricing model with the following assumptions; a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 57%, and a dividend yield of 0%. In accordance with EITF 00-27, the Company recorded the relative fair value of the warrants as a discount against the debt, and is amortizing the discount over the term of the debt. Additionally, as the debt is convertible into equity at the option of the note holder at the date of issuance at beneficial conversion rates, an embedded conversion feature was charged to interest and financing costs amounting to approximately $380,000 in the accompanying consolidated statement of operations.

      On March 30, 2004, the aggregate principle amount available for borrowing under these two notes was increased to $6.5 million by issuing Amendment #2 to the Secured Revolving Convertible Note whereby the maximum principle amount was increased by $1.0 million to $4.5 million. The Company issued Laurus Funds 165,000 warrants to purchase 165,000 of the Company's shares of common stock at prices ranging between $1.25 and $1.75 per share. The additional beneficial conversion feature recorded on this amendment was $209,000 and the fair value allocated to the warrants was approximately $109,000 using the Black-Scholes option pricing model with the following assumptions; a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 57%, and a dividend yield of 0%. In accordance with EITF 00-27, the Company recorded the relative fair value of the warrants as a discount against the debt, and is amortizing the discount over the term of the debt and the embedded beneficial conversion feature was charged to interest and financing cost in the accompanying consolidated statement of operations.

      For the six and three months ended June 30, 2004, interest expense on the amortization of debt discount was approximately $166,000 and $92,000, respectively. There was no similar expense for the period from March 7, 2003 through June 30, 2003.

      As of June 30, 2004, advances under this facility, amounted to approximately $6.5 million. These advances are collateralized by accounts receivables based on an agreed upon formula and all other assets of the Company. The Company has the option of paying interest on these borrowings in cash or by issuing common stock. Interest on these borrowings is payable monthly at prime plus 3% with a minimum of 7% on the outstanding balance. As of June 30, 2004 the total amount of interest outstanding on this note amounted to approximately $156,000. Subsequent to June 30, 2004 the Company paid approximately $118,000 of the interest and received a deferral from its lender for the remaining balance of accrued interest until August 2004. The initial advance under this facility on December 30, 2003 amounted to approximately $3.1 million of which approximately $2.6 million was used to repay the Company's factoring arrangement with another lender.

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

      The total unamortized debt discount at June 30, 2004 and December 31, 2003 amounted to $925,000 and $758,000, respectively.

NOTE 12:  LONG TERM DEBT, NET OF CURRENT PORTION
--------  --------------------------------------

      Long-term debt, net of current portion consists of the following:

                                                                                     June 30,
                                                                                       2004     December 31,
                                                                                   (Unaudited)     2003
                                                                                     -------     -------
7% convertible term note due to Laurus Funds,  collateralized  by accounts receivable  and other  assets of the Company net of discount of $715,000 at
 June 30, 2004, and $822,000 at December 31, 2003 (a)                                $ 4,285     $ 3,678
Uncollateralized 6% convertible promissory note due to customer,(b)                    4,013       4,013
Uncollateralized  7% to 18%    demand  notes  due to a  stockholder  and an
 executive of the Company, principal and interest due on demand                          100         100
Capital lease obligations,  due to financial institutions,  collateralized by software and  equipment,  due in monthly  installments  of $14,000
 including interest of 10% to 27%, through 2006 (c)                                      233         309
                                                                                     -------     -------
                                                                                       8,631       8,100
Less current portion                                                                  (1,063)     (1,483)
                                                                                     -------     -------
Debt, net of current portion                                                         $ 7,568     $ 6,617
                                                                                     =======     =======

      (a) On October 29, 2003, the Company issued to Laurus Funds a 7% convertible term note in the maximum principal amount of $4.5 million. In connection with the issuance of the Convertible Term Note, the Company issued 1,350,000 warrants to purchase up to 1,350,000 shares of the Company's common stock having exercise prices ranging from $1.25 to $1.75 per share. The warrants expire on October 29, 2008 and have a cashless exercise provision. The fair value of these warrants was estimated at approximately $870,000 based on the Black-Scholes option pricing model with the following assumptions; a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 66%, and a dividend yield of 0%. The relative fair value allocated to the warrants was recognized as debt discount and amortized over the term of the note.

      In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature amounting to approximately $3.2 million was recorded. The value of the beneficial conversion feature has been recorded to interest and financing costs in accordance with EITF No. 00-27.

      The principal amount of this collateralized 7% convertible term note was increased by another $500,000 on May 27, 2004. As additional consideration for the increase the Company issued a five year Common Stock Purchase Warrant to Laurus Funds to purchase 82,500 shares of the Company's common stock at exercise prices ranging from $1.00 to $1.40 per share. The principal is due in monthly installments of approximately $17,000 commencing in November 2004 through November 2006. The Company recorded a beneficial conversion feature of $184,000 and allocated a fair value to the warrants of approximately $40,000 based on the Black-Scholes option pricing model with the following assumptions; a risk free interest rate of 3.14%, an estimated life of four years, a volatility factor of 57%, and a dividend yield of 0%. The fair value of the warrants will be amortized over the remaining term of the loan and the beneficial conversion feature has been charged to interest and financing costs in the accompanying financial statements.

      The interest expense for the amortization of debt discount for the six and three month periods ended June 30, 2004 was $146,000 and $74,000 respectively, and there were no similar expenses for the period March 7, 2003 through June 30, 2003 and three months ended June 30, 2003.

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

      Pursuant to the Registration Rights Agreement with Laurus Funds, the Company is liable for certain penalties as a result of not registering the securities within a specified time frame. However, as of August 16, 2004, Laurus Funds had waived all penalties.

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

      As of June 30, 2004 the principal installments payable on the debt are as follows:

                 2004                          $1,063
                 2005                           1,787
                 2006                           2,483
                 2007                           4,013
                                               ------
                 Total                         $9,346
                                               ======

NOTE 13:  SUBSEQUENT EVENTS
--------  -----------------

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

      On July 1, 2004 the Company received a payment deferral until August 2004 on the total amount of interest outstanding on the borrowings under its revolving line of credit of approximately $156,000 as of June 30, 2004. The Company also received from the same lender, a deferral, until August 2004, on approximately $160,000 interest due on its convertible note with the lender. Subsequent to June 30, 2004, the Company has paid approximately $118,000 of that interest.

      On July 1, 2004, subsequent to a cancellation of 227,500 stock options the Company granted an aggregate of 292,500 incentive stock options. The fair value of these options was estimated using the Black-Scholes option pricing model, with the following weighted average assumptions; risk free rate of 3.14%, volatility factor of 57%, and dividend yield of 0%. The fair value assigned to these options approximated $139,000.

      On July 2, 2004, the Company granted a total of 1,500,000 warrants to an entity related to Company's Chairman, and his spouse. These five-year warrants were granted pursuant to various business development services provided to the Company and allow the holder to purchase our common stock at a price of $0.90 per share. The fair value of these warrants was estimated using the Black-Scholes option pricing model, with the following weighted average assumptions: risk free interest rate of 3.14%, a contractual life of four years, volatility factor of 57% and dividend yield of 0%. The fair value assigned to these warrants approximated $367,000.

      In July 2004, the Company issued promissory notes to two of its executives and an outside Director, amounting to $700,000 and bearing interest of 7% per annum. As additional consideration for the loans, the Company granted a five-year warrant to the lenders to purchase an aggregate of 700,000 shares of its common stock at a price of $0.80 per share. Net proceeds from these loans, amounting to $695,000, were used for working capital purposes.

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

      On August 3, 2004, the Company closed, in a private placement to six institutional investors, the sale of 1,358,025 shares of its common stock for $1.1 million. Investors in the offering also received five-year warrants to purchase in the aggregate 1,358,025 shares of common stock, which warrants are exercisable at an exercise price of $1.01 per share. There is a performance feature related to the warrants, whereby during the warrant term, the exercise price shall be increased by a certain percentage based on an agreed upon formula. The warrants also contain certain weighted average anti-dilution rights which terminate at different time intervals.

NOTE 14:  STOCKHOLDERS' EQUITY (DEFICIT)
--------  ------------------------------

      The  stockholders'  equity  (deficit)   information   presented  in  these
consolidated financial statements reflects the recognition of the effect of the reverse acquisition transaction with Inyx Pharma (See Note 1).

      On April 17, 2003 the Company issued 2,450,000 shares of restricted common stock as a fee to five entities as finders' fees for their role in facilitating the transaction with Inyx Pharma, which were valued at approximately $1.3 million.

      On April 21, 2003 the Company issued 1,500,000 shares of restricted common stock to an individual as consideration for business advisory and financial consulting services, which were valued at approximately $799,000.

      On April 28, 2003 the Company issued 16,000,000 shares of restricted common stock for 100% of the issued and outstanding shares of Inyx Pharma in a reverse merger acquisition.

      During the period from March 7, 2003 through June 30, 2003 and the three month period ended June 30, 2003, the Company recorded approximately $750,000 of additional paid-in capital resulting from stock options which vested during the period. This amount is included in general and administrative expenses in the consolidated statement of operations.

      During the period from March 7, 2003 through June 30, 2003 and for the three month period ended June 30, 2003 the Company recorded approximately $305,000 resulting from the issuance of 300,000 stock purchase warrants as consideration for services to consultants and stock options to employees. These amounts are included in general and administrative expenses in the consolidated statement of operations.

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

      During the six and three month periods ended June 30, 2004, the Company recorded approximately $161,000 and $66,000 respectively of additional paid-in capital resulting from stock options which vested during the period. This amount is included in general and administrative expenses in the consolidated statement of operations.

      During the six month period ended June 30, 2004 there were 577,500 warrants granted to a financial institution in consideration for an increase in its secured revolving line of credit and convertible debt to the Company. These five-year warrants allow the holder to purchase the Company's common stock at prices ranging from $1.25 to $1.75 per share. The fair value of these warrants was estimated using the Black-Scholes option pricing model with the following weighted average assumption: a risk free interest rate of 3.14%, a contractual life of four years, a volatility factor of 57%, and a dividend yield of 0%. The weighted-average fair value of these warrants was $1.50. The value assigned to these warrants was approximately $368,000, which was recorded as debt discount to be amortized over the remaining term of the secured revolving line of credit and convertible debt. In addition, the Company recorded approximately $773,000 in beneficial conversion features associated with the debt. There were no warrants granted during the same period in prior year.

      On May 11, 2004, the Company recorded approximately $50,000 of additional paid-in capital resulting from the issuance of 100,000 stock purchase warrants to a resigning director as an exchange for cancellation of 350,000 stock options. These Common Stock Purchase Warrants have an exercise price of $1.20 per share. The fair value of these warrants was estimated using the Black-Scholes option pricing model, with the following weighted average assumptions: risk free interest rate of 3.14%, a contractual life of four years, volatility factor of 57% and dividend yield of 0%. This amount is included in general and administrative expenses in the consolidated statement of operations.

NOTE 15:  ACCUMULATED COMPREHENSIVE LOSS
--------  ------------------------------

      The accumulated comprehensive loss reflected in the consolidated statement of changes in Stockholders' Equity (deficit) and other comprehensive loss represents accumulated foreign currency translation adjustments associated with the conversion of the Company's United Kingdom subsidiary's accounts to US dollars. These amounts are not adjusted for income taxes as they relate to an indefinite investment in a foreign subsidiary.

NOTE 16:  STOCK OPTION PLAN
--------  -----------------

      On May 1, 2003, the Company's Board of Directors adopted the 2003 Stock Option Plan, which provides for the granting of incentive stock options and non-qualified stock options for the benefit of employees, officers, directors and those persons who the Company believes may have made a valuable contribution to the Company. The total number of shares that may be issued under the plan is 5,000,000. The exercise price per share must be at least equal to the fair market price at the time of the grant. The term of each option is 10 years from the date of the grant. The predecessor Company had no stock option plan.

      The weighted average fair value, at the date of the grant of the individual options granted during 2003 is estimated at $1.12. The fair value of these options was estimated using the Black-Scholes option pricing model, with the following assumptions for the six month period ended June 30, 2004 and for the period from March 7, 2003 through December 31, 2003, volatility rate of 57% and 66% respectively, risk free interest rate of 3.14%, an expected life of four years and no dividend yield for all periods.

      Total net compensation expense relating to options granted to employees, officers, directors, and other persons approximated $161,000 in the six and three month periods ended June 30, 2004 and $305,000 during the period March 7, 2003 through June 30, 2003 and three month period ended June 30, 2003. These amounts are included in general and administrative expenses in the consolidated statement of operations, as the Company expects that it will continue to issue stock options to such persons. There was no similar expense for options in the other periods presented.

      A summary of stock option activity under the plan is shown below:

                                      Successor                  Predecessor
                                      ---------                  -----------
                                            For the period      For the Period
                          For the Six        from March 7,      from January 1,
                          Months Ended       2003 through        2003 through
                          June 30, 2004      June 30,2003       March 6, 2003
                          -------------      ------------       -------------
Beginning Balance             4,475                 --                 --
Granted                         260              2,755                 --
Exercised                        --                 --                 --
Forfeited                      (350)                --                 --
Cancelled                        --                 --                 --
                              -----              -----              -----
Ending Balance                4,385              2,755                 --
                              =====              =====              =====

      The following table summarizes information concerning outstanding and exercisable options at June 30, 2004 and at December 31, 2003; the predecessor Company had no stock option plan.

        Options outstanding                                                                   Options exercisable
        -------------------                                                                   -------------------
                                                               Weighted
                                                                Average        Weighted                      Weighted
                                                               Remaining       Average                       Average
                           Range of            Shares         Contractual      Exercise       Shares         Exercise
                        Exercise Price      Outstanding       Life (Years)      Price       Exercisable      Price
                        --------------      -----------       ------------      -----       -----------      -----
    June 30, 2004        $1.10 - $1.75         4,385               9            $1.11         3,390          $1.12
    --------------------------------------------------------------------------------------------------------------
    December 31, 2003    $1.10 - $1.75         4,860               9            $1.12         3,212          $1.12
    --------------------------------------------------------------------------------------------------------------

NOTE 17:  WARRANTS
--------  --------

      For the period from March 7, 2003 through June 30, 2003, the Company granted 300,000 warrants to purchase a maximum of 300,000 whole shares of common stock pursuant to consulting and investment banking agreements. These warrants allow the holders to buy the Company's common stock at prices ranging from $1.10 to $3.10 per share and expire on June 26, 2008. The fair value assigned to the warrants issued for consulting and investment banking fees was approximately $305,000 based on the Black-Scholes option pricing model with the following weighted average assumption: a risk free interest rate of 3.14%, an estimated life of four years, a volatility factor of 66%, and a dividend yield of 0%. This amount was included in the general and administrative expenses on the Company's consolidated statement of operations for the period March 7, 2003 through June 30, 2003.

      The Company issued warrants to Laurus Funds in conjunction with the issuance of debt over the period October 29, 2003 to December 31, 2003. The fair value assigned to these warrants was approximately $1.6 million and was recorded to deferred financing costs and debt discount and is being amortized over the period the debt is outstanding. The amortization for the six month period ended June 30, 2004 was approximately $271,000.

      In addition, the Company also issued 577,500 warrants to Laurus Funds in consideration for increases to their convertible note and borrowing facility during the six month period ended June 30, 2004. The value assigned to these warrants was approximately $368,000 and was recorded to debt discount and is being amortized over the period the debt is outstanding. The amortization for the six months ended June 30, 2004 was approximately $70,000.

NOTE 18:  SUPPLEMENTAL CASH FLOW INFORMATION
--------  ----------------------------------

                                                                  Successor                      Predecessor
                                                                  ---------                      -----------
                                                           For the            For the
                                                          Six month         Period from            For the
                                                        period ended       March 7, 2003         Period from
                                                        June 30, 2004      June 30, 2003        January 1,2003
                                                         (Unaudited)        (Unaudited)       through March 6, 2003
                                                         -----------        -----------       ---------------------
Supplemental    Disclosure    of    Cash    Flow
Information:

Cash paid during the period for interest                  $   32              $   88             $      --

Supplemental  Disclosure  of Non-Cash  Financing
Activities:

Issuance of stock for services                               161               1,104                    --

Issuance of stock for finders fees                            --               1,302                    --

Warrants issued for consulting services,
   financing fees and convertible debt                       773                 305                    --

NOTE 19:  DISCONTINUED OPERATIONS
--------  -----------------------

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

      All the assets and liabilities relating to the Biopharma division have been included in the reorganization items as described in Note 5.

NOTE 20:  RELATED PARTY TRANSACTIONS
--------  --------------------------

      During the period from March 7, 2003 through June 30, 2003, the Chairman and his spouse provided working capital advances to the Company. As of June 30, 2003, such advances amounted to approximately $110,000, and are included in accrued expenses and other current liabilities in the accompanying financial statements. This advance is unsecured and does not bear interest.

      During the period from March 7, 2003 through June 30, 2003 the Company paid rent to an affiliate for a furnished office space amounting to $22,000. This amount is included in general and administrative expenses.

      On April 14, 2004, Inyx Realty, Inc., which the Company established solely to operate a corporate office lease in Miami Florida, was acquired by a related party. As consideration for the transfer, this related party assumed $100,000 of Inyx Realty's liabilities. The acquirer is a family trust in which the Company's Chairman/CEO and his spouse are beneficiaries. The acquirer unconditionally assumed all liabilities, thus terminating all of the Company's obligations under that lease.

      During the six month period ended June 30, 2004 and the period from March 7, 2003 through June 30, 2003 the Company paid to an affiliate approximately $6,000 and $0, respectively for sublease of office furniture and equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
------------------------------------------------------------------

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

      On May 11, 2004, we announced that we had received a major follow-up order for 460,000 units of beclomethasone dipropionate (BDP) aqueous nasal spray from one of our largest customers, a leading pan-European generic pharmaceutical company. Then, on June 1, 2004, we announced that we had received a second follow-up order from the same customer for 435,000 additional units of BDP aqueous nasal spray. As a result of lead times associated with the receipt of a critical valve required to manufacture these nasal sprays, we were unable to commence production of the BDP nasal spray until the third quarter of 2004. We believe that we will be able to manufacture, test and deliver these products to our customer by the end of 2004, which should contribute approximately $1.6 million in net revenues over the third and fourth quarters of 2004.

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

      On June 14, 2004, we announced that we plan to commercially launch, in 2005, our first proprietary product, a wound care irrigation treatment that utilizes barrier-pack technology. This technology enables sustained 360-degree spraying with no loss of propellant while allowing a hermetical seal between the product and propellant, therefore overcoming any incompatibility issues between the active product and the propellant. This new-generation wound spray is part of our strategic initiative to competitively position ourselves as a specialized pharmaceutical company. We are currently in discussions with several potential strategic marketing partners to handle the distribution of this product both in Europe and U.S. markets, under a joint-venture agreement.

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

      TRANSLATION OF FOREIGN CURRENCY

      The functional currency of our Company's United Kingdom subsidiary, Inyx Pharma, is the Great Britain Pound ("(GBP)"). Our Company's financial statements are reported in United States Dollars (USD) and are translated in accordance with Statement of Financial Accounting Standards No. 52, which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing during the period. For purposes of SFAS No. 52, we consider the dollar to be the reporting currency. The effects of unrealized exchange fluctuations on translating foreign currency assets and liabilities into dollars are accumulated as a cumulative translation adjustment in stockholders' deficit. Realized gains and losses from foreign currency transactions are included in the results of operation for the period. Fluctuations arising from inter-company transactions are of long term in nature and are accumulated as cumulative translation adjustments. As of June 30, 2004, we had not utilized any currency-hedging programs. However, as we intend to continue to utilize US-based financing sources, and as the significant majority of our revenues are in British pounds sterling, with some revenues in European Euros, we intend to begin hedging activities in 2005. We have established a commercial banking relationship with J.P. Morgan-Chase Bank in New York to provide us with currency-hedging advisory services including our participation in currency-forward contracts for the purpose of mitigating foreign exchange fluctuations following the effective date of this offering.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTH PERIOD ENDED JUNE 30, 2004 AND THE THREE MONTH PERIOD ENDED JUNE 30, 2003 AND THE PERIOD FROM MARCH 7, 2003 THROUGH JUNE 30, 2003

CONSOLIDATED RESULTS

      The financial information set forth in the following discussion should be read in conjunction with and qualified in its entirety by the financial statements of our Company presented elsewhere herein.

      Inyx Pharma had acquired the majority of the business assets of Miza UK on March 7, 2003. Prior to its acquisition of the majority of Miza UK's business assets, Inyx Pharma was a non-operating private corporation with nominal net assets. As the historical financial statements of Inyx Pharma are presented herein as our own historical financial statements, and because as of March 7, 2003 Inyx Pharma's sole operation was essentially the continuation of the Miza UK business, the Company's historical financial statements for the period from January 1, 2003 through March 6, 2003 and prior are those of Miza UK, and are therefore presented as "Predecessor" financial statements. The Company's financial statements for the periods commencing March 7, 2003 are referred to as "Successor" financial statements. The financial statements for all periods are collectively referred to as "Inyx" or the "Company".

      Additionally, as the Biopharma Division was historically part of the Miza UK business but was an operation not acquired by Inyx Pharma, its results of operations are presented as discontinued operations in the Company's financial statements.

      Prior to our reverse acquisition of Inyx Pharma, we had divested all prior operations of our thoroughbred horse business and since then all of our revenues have been generated by Inyx Pharma. As a result, the following discussion of our results of operations for the period from March 7, 2003 through June 30, 2003 focuses on approximately four months of operations of our wholly owned subsidiary, Inyx Pharma, a pharmaceutical manufacturing operation we acquired through a reverse acquisition on April 28, 2003. Subsequently, our results of operations for the six months ended June 30, 2004 are compared to the period commencing on March 7, 2003, the date of the acquisition of Miza UK's assets by Inyx Pharma, and ending on June 30, 2003.

COMBINED RESULTS OF OPERATIONS
------------------------------

      For comparative purposes and in order to present a full six months of results for the six months ended June 30, 2003, managements' discussion and analysis of results of operation will also focus on "combined" results. Such combined results of operations include the results of the Company (the "Successor Company") for the period from March 7, 2003 through to June 30, 2003 combined with the results of operations of Miza UK (the "Predecessor Company") for the period from January 1, 2003 through March 6, 2003.

            Unaudited Consolidated Pro Forma Statement of Operations
                     For the Six Months ended June 30, 2003
                    (Expressed in thousands of U.S. dollars)

                                                             Miza UK   Inyx, Inc.    Adjustment Pro forma
                                                             -------     -------     -------     -------
Net Revenues                                                 $ 2,396     $ 5,068     $    --     $ 7,464
Cost of sales                                                  1,876       3,933                   5,809
                                                             -------     -------     -------     -------
                                                                 520       1,135          --       1,655

Operating expenses:
   General and administrative expenses                           568       5,901                   6,469
   Selling expenses                                               51          96                     147
   Depreciation and amortization                                  75         128                     203
   Amortization of intangibles                                    --          55          28          83
                                                             -------     -------     -------     -------
         Total operating expenses                                694       6,180          28       6,902

Loss from continuing operations before interest
   expense, reorganization items and income tax benefit         (174)     (5,045)        (28)     (5,247)

Interest expense                                                 176         159                     335
                                                             -------     -------     -------     -------
Loss from continuing operations before
   reorganization items and income tax benefit                  (350)     (5,204)        (28)     (5,582)

      Reorganization items                                        --          --          --          --
                                                             -------     -------     -------     -------
Loss from continuing operations before income tax benefit       (350)     (5,204)        (28)     (5,582)

Income tax benefit                                                --         288                     288
                                                             -------     -------     -------     -------
Loss from continuing operations                              $  (350)    $(4,916)    $    --     $(5,294)
                                                             =======     =======     =======     =======


        The adjustments to the unaudited pro forma financial information are as follows:

      1) Amortization of intangible assets was recorded to reflect the amortization of purchased intangible assets subject to amortization. Such intangible assets included Miza UK's customer list and know-how.

NET REVENUES

      Total net revenues for the six months ended June 30, 2004 were approximately $7.3 million as compared to approximately $5.1 million in net revenues for the period from March 7, 2003 through June 30, 2003, and approximately $7.5 million in net revenues for the combined operations for the period January 1, 2003 through March 6, 2003 and March 7, 2003 through June 30, 2003.

      Net revenues for the six months ended June 30, 2004 increased by approximately $2.2 million or by approximately 43%. This increase is attributable to a full six months of operations during the six month reporting period in 2004 as compared to approximately four months of operations (Predecessor from January 1, 2003 through March 6, 2003 and Successor from April 28, 2003 through June 30, 2003) during the six month reporting period in 2003, as we completed our reverse acquisition of Inyx Pharma on April 28, 2003 (after it had completed its acquisition of the business assets of Miza UK on March 7,
2003). Prior to its acquisition of the business assets of Miza UK, Inyx Pharma had no business operations, and during the period from March 7, 2003 to April 28, 2003, its operations were nominal.

      For the six months ended June 30, 2004, our three largest customers accounted for approximately $3.7 million in net revenues or approximately 51% of total net revenues. During the six months ended June 30, 2004, our top three customers were the Merck Generics group of companies ("Merck Generics"), a large international generic drug marketing and distribution company, accounting for approximately $1.9 million in net revenues or approximately 26% of total net revenues for the six month period; SSL International Plc ("SSL") accounting for approximately $960,000 in net revenues or approximately 13% of total net revenues for the six month period; and Genpharm Inc. ("Genpharm"), accounting for approximately $873,000 in net revenues or approximately 12% of total net revenues.

      In comparison, for the period from March 7, 2003 through June 30, 2003, our top three customers accounted for approximately $2.2 million or approximately 43% of our total net revenues. These customers were Merck Generics accounting for approximately $1.3 million in net revenues or approximately 25% of total net revenues for the reporting period; Genpharm accounting for approximately $595,000 in net revenues or approximately 12% of total net revenues for the reporting period; and Convatec Limited accounting for $345,000 in net revenues or approximately 7% of total net revenues for the reporting period.

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

      During the six months ended June 30, 2004, we experienced delays totaling approximately $1.7 million in expected customer revenues, which have been delayed into the second half of 2004. This includes approximately $800,000 in development revenues because two of our major customers did not receive the regulatory and business approvals they required to commence their HFA metered dose inhaler commercialization projects until July 2004, while a third major customer experienced technical delays in the introduction of a new dermatological product formulation that have now been rectified. Additionally, approximately $900,000 of expected manufacturing revenues were delayed into the second half of 2004 because vendor production lead times and quality issues caused delays in the receipt of critical product components (including specific types of cans, valves and actuators) that were required for nasal pump and nitrogen-propelled aerosol products planned for production and delivery during the second half of the six months ended June 30, 2004. We have now resolved the majority of these issues with our vendors, and have commenced manufacturing these products for our customers.

      As a result of such delays, net revenues for the three months ended June 30, 2004 amounted to approximately $2.8 million as compared to targeted net revenues for the quarter of approximately $4.5 million, while net revenues for the six months ended June 30, 2004 totaled approximately $7.3 as compared to targeted net revenues for the six month period of approximately $9 million. We now expect to receive these delayed revenues during the second half of 2004.

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

COST OF SALES

      The total cost of sales for the six months ended June 30, 2004 were approximately $6.8 million or approximately 93% of total net revenues as compared to cost of sales of approximately $3.9 million or approximately 78% of net revenues for the period from March 7, 2003 through June 30, 2003, and approximately $5.8 million or approximately 78% of net revenues for the comparative combined six month period ended June 30, 2003.

      The increase of the cost of sales for the six months ended June 30, 2004, as compared to the costs of sales for the period from March 7, 2003 through June 30, 2003, is primarily a result of the noted delay in the commencement or completion of a number of manufacturing contracts and purchase orders during the reporting periods. These delays resulted in a significant decrease in manufacturing capacity utilization, thereby reducing fixed overhead cost absorption (such as labor and plant maintenance, operating and quality support costs) at our Inyx Pharma manufacturing and development facilities, and therefore concomitantly increasing our production costs as a percentage of revenues.

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

GROSS PROFIT

      Gross profit for the six months ended June 30, 2004 amounted to approximately $480,000 as compared to approximately $1.1 million in gross profit for the period from March 7, 2003 through June 30, 2003, and approximately $1.7 million in gross profit for the comparative combined six month period ended June 30, 2003.

      As a result of the noted delays of a number of customer contracts and purchase orders and concomitant increase in our cost of sales as a result of the reduced fixed overhead absorption during the three months ended June 30, 2004, the gross profit for the six months ended June 30, 2004 decreased by approximately $700,000 or approximately 58% as compared to the period from March 7, 2003 through June 30, 2003. In comparison to the combined six months ended June 30, 2003, the gross profit decreased by approximately $1.1 million or 71%.

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

OPERATING EXPENSES

      Total operating expenses for the six months ended June 30, 2004 were approximately $5.2 million or approximately 72% of total net revenues as compared to operating expenses of approximately $6.2 million or approximately 121% of net revenues for the period from March 7, 2003 through June 30, 2003, and approximately $6.9 million or approximately 93% of net revenues for the comparative combined six month period ended June 30, 2003.

      Our operating expenses for the six months ended June 30, 2004 have increased after adjusting for the transaction costs of $2.0 million related to the acquisition of Inyx Pharma during the period march 7, 2003 through June 30, 2003 as a percentage of net revenues primarily due to an increase in general and administrative expenses. We have had increasing salary and benefit, insurance and corporate and business development costs as a result of our growing business operations, although for the period from March 7, 2003 through June 30, 2003, we expensed approximately $750,000 in employee stock options as compared to approximately $94,000 in stock option costs for the six months ended June 30, 2004.

RESEARCH AND DEVELOPMENT COSTS

      Total research and development costs for the six months ended June 30, 2004 were approximately $400,000 or approximately 5% of net revenues. In comparison, we did not incur any research and development costs in the comparative periods ended June 30, 2003.

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

GENERAL AND ADMINISTRATIVE EXPENSES

      Total general and administrative expenses for the six months ended June 30, 2004 were approximately $4.3 million or approximately 59% of net revenues as compared to general and administrative expenses of approximately $5.9 million or approximately 115% of net revenues for the period March 7, 2003 through June 30, 2003, and approximately $6.5 million or approximately 87% of net revenues for the combined six month period ended June 30, 2003.

      For the three months ended June 30, 2004, general and administrative expenses were approximately $2.2 million or approximately 79% of net revenues, as compared to general and administrative expenses of approximately $5.9 million or approximately 115% of net revenues for the three months ended June 30, 2003.

      Our general and administrative expenses include salaries at the corporate and subsidiary levels, consulting fees including legal and accounting costs, insurance, business and corporate development costs including directors' fees, investor relations, travel and communication expenses, and other business costs such as rent and maintenance.

      The increase in our general and administrative expenses as a percentage of net revenues for the respective comparative periods is primarily attributable to an increase in costs related to a larger enhanced business operation with higher infrastructure and insurance costs, an expanded management team and new corporate development costs as well as due to lower then expected sales for the period as described above.

      For the six months ended June 30, 2004, salaries and associated benefit costs amounted to approximately $1.7 million or approximately 23% of our net revenues as compared to approximately $1.4 million or approximately 28% of net revenues for the period from March 7, 2003 through June 30, 2003.

      For the three months ended June 30, 2004, salaries and associated benefit costs amounted to approximately $868,000 or approximately 31% of our net revenues as compared to $1.4 million or approximately 28% of net revenues for the three months ended June 30, 2003.

      Excluding employee stock options that were expensed during the comparative three and six months, salaries and benefit costs for the three months ended June 30, 2004 increased by approximately $231,000 or approximately 27% as compared to the three months ended June 30, 2003, and increased by approximately $1 million or approximately 170% for the six months ended June 30, 2004 as compared to the six month period ended June 30, 2003 due to the addition of an expanded staff and growth in our business during the six months ended June 30, 2003. Salary and benefit costs for the comparative six months in 2003 consisted of a combined four months of operations only January 1 2003 to March 6, 2003 and April 28, 2003 to June 30, 2003.

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

      In comparison, for the three and six months ended June 30, 2003, general and administrative costs, exclusive of salaries and associated benefit costs, amounted to approximately $1.4 million or approximately 27% of net revenues and transaction costs related to the reverse merger of Inyx Pharma including legal and accounting costs accounted for $2 million or approximately 33% of total operating expenses.

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

SELLING EXPENSES

      Total selling expenses for the six months ended June 30, 2004 were approximately $160,000 or approximately 2% of total net revenues as compared to selling expenses of approximately $96,000 or approximately 2% of net revenues for the period from March 7, 2003 through June 30, 2003, and approximately $147,000 or approximately 2% of net revenues for the comparative combined period ended June 30, 2003.

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

      Our selling expenses, as a percentage of net revenues have remained fairly consistent between the comparative periods. For the three months ended June 30, 2004 expenses have increased slightly as compared to the three months ended June 30, 2003 as we hired a new sales and marketing executive, Mr. Ulrich Bartke, on June 1, 2004. Mr. Bartke, our first senior executive in this area, will focus on building Inyx's contract manufacturing revenues and increasing the utilization of production capacity, with the objective to increase sales and profitability. As noted above, our manufacturing capacity is presently significantly underutilized; we are presently operating our manufacturing facilities at an average utilization rate of 20-25%, which increases our cost of goods on a per unit basis as a result of the lower fixed overhead absorption rate.

      As we continue to ramp-up our business development and commercial activities, we expect our selling expenses to increase concomitantly with expected revenue expansion, and as we continue to intensify our marketing activities to both existing and potential customers.

      To help grow our revenues, Mr. Bartke will also be aiming to cultivate strategic marketing relationships with key clients to handle the distribution of Inyx's own proprietary products, which we are now developing and plan to start to introduce into the U.S. and European markets by 2005.

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

DEPRECIATION AND AMORTIZATION EXPENSES

      Total depreciation and amortization expenses for the six months ended June 30, 2004 were approximately $276,000 or approximately 5% of net revenues as compared to depreciation and amortization expenses of approximately $128,000 or approximately 3% of net revenues for the period from March 7, 2003 through June 30, 2003, and approximately $203,000 or approximately 3% of net revenues for the combined six month period ended June 30, 2003.

      Depreciation and amortization expenses for the three months ended June 30, 2004 amounted to approximately $124,000 or approximately 5% of net revenues, as compared to depreciation and amortization expenses of approximately $128,000 or approximately 3% of net revenues for the three months ended June 30, 2003.

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

      Amortization of intangible assets relates to the Company's purchased intangible assets related to the Inyx Pharma transaction. The amortization of intangible assets for the six months ended June 30, 2004 was $84,000 compared to approximately $55,000 for the period from March 7, 2003 through to June 30, 2003.

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

OPERATING LOSS BEFORE INTEREST AND FINANCING COSTS, INCOME TAX BENEFIT AND DISCONIINUED OPERATIONS

      For the six months ended June 30, 2004, our loss from operations before interest and financing costs, income tax benefit and discontinued operations amounted to approximately $4.8 million as compared to a loss of approximately $5.0 million for the period from March 7, 2003 through June 30, 2003 and a loss of approximately $5.2 million for the combined period from January 1, 2003 through March 6, 2003 and March 7, 2003 through June 30, 2003.

      For the three months ended June 30, 2004, our loss from operations before interest and financing costs, income tax benefit and discontinued operations amounted to approximately $2.7 million as compared to a loss of approximately $5.0 million for the three months ended June 30, 2003.

      The loss from operations before interest and financing costs, income tax benefit and discontinued operations decreased by approximately $300,000 or approximately 6% and $2.3 million or approximately 46% for the six and three month periods ended June 30, 2004 primarily as a result of the noted delays in the commencement or completion of a number of booked development and manufacturing contracts, and purchase orders.

      During the three months ended June 30, 2004, our total operating expenses decreased from approximately $6.2 million to $2.5 million, however as a result of the noted revenue delays, we had a gross loss of approximately $136,000 as compared to a gross profit of approximately $1.1 million during the three months ended June 30, 2003, which therefore resulted in an increased loss from operations.

      In addition to the noted revenue delays during the three months ended June 30, 2004, our operating loss from operations increased during the six months ended June 30, 2004, as compared to the period from March 7, 2003 through June 30, 2003, as a result of a full six months of operations as compared to combined four months of such costs during the comparative six months in 2003.

      The increase in losses from operations between the comparative periods is also a result of the increased general and administrative expenses we have incurred since our reverse acquisition and integration of the Inyx Pharma business, which have been required to grow our company and evolve into an integrated pharmaceutical company.

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

INTEREST AND FINANCING COSTS

      Interest and financing costs consist of interest expense related to our long-term debt as well as the amortization of the financing charges and the amortization of the debt discount associated with the fair value of the warrants issued and the beneficial conversion feature related to the financings with Laurus Master Fund, Ltd. ("Laurus Funds").

      For the six months ended June 30, 2004, interest and financing costs amounted to approximately $1.7 million and included approximately $308,000 in amortization of debt discount related to the convertible debt to Laurus Funds, approximately $773,000 in beneficial conversion feature recognition, approximately $162,000 in amortization of deferred charges and approximately $189,000 in interest expense for the notes payable to Laurus Funds, approximately $120,000 in interest payable under a convertible promissory note payable to Stiefel, and approximately $172,000 in interest payments and associated warrant costs as a result of short term loans obtained by the Company during the six month period.

      In comparison for the period March 7, 2003 through June 30, 2003, interest expenses amounted to approximately $159,000, and for the combined two periods, January 1, 2003 through March 6, 2003 and March 7, 2003 through June 30, 2003, combined interest expenses totalled approximately $335,000. These interest expenses were primarily related to term loans and revolving credit facilities with Inyx Pharma's lender, Venture Finance. Inyx Pharma's predecessor company, Miza UK accounted for approximately $176,000 of these combined interest charges.

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

INCOME TAX BENEFIT

      For the three and six months ended June 30, 2004, the tax benefit net of valuation allowance is approximately $393,000, as compared to a tax benefit of approximately $288,000 for the three months ended June 30, 2003 and the period from March 7, 2003 through June 30, 2003. As of June 30, 2004, our deferred tax asset amounts to approximately $1.7 million.

      We have not made any provisions for United States federal or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, because it is expected that such earnings will be permanently reinvested in our foreign operations.

DISCONTINUED OPERATIONS

      The Biopharma Division was historically part of the Miza UK business but was an operation not acquired by Inyx Pharma on March 7, 2003. Therefore, its results of operations are presented as discontinued operations in the Company's financial statements.

NET LOSS

      The total net loss for the six months ended June 30, 2004 amounted to approximately $6.1 million as compared to a net loss of approximately $4.9 million for the period from March 7, 2003 through June 30, 2003, and a net loss of approximately $5.8 million for the combined six month period ended June 30, 2003.

      For the three months ended June 30, 2004, our net loss amounted to approximately $3.4 million as compared to a net loss of approximately $4.9 million for the three months ended June 30, 2003. The net loss decreased by approximately $1.5 million or approximately 30% between the comparative periods.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

      We are financing our operations primarily through credit facilities, revenues from multi-year contract manufacturing and product development contracts and purchase orders, sale of equity securities and capital lease financing.

      As of June 30, 2004, the current portion of our long-term debt obligations amounted to approximately $1.1 million. Additionally, we continue to incur operating losses since our reverse acquisition of Inyx Pharma on April 28, 2003. For the three and six months ended June 30, 2004, such losses amounted to approximately $3.4 million and approximately $6.1 million, respectively. These losses are primarily as a result of low gross profit margins due to the underutilization of our manufacturing capacity, research and development costs as we continue the development of our own proprietary pharmaceutical products, and a number of business and corporate development costs, including expanding wage costs, associated with our efforts to grow our Company and evolve into an integrated pharmaceutical company.

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

      On May 7, 2004, we entered into an Offset Agreement with Stiefel Laboratories, Inc. ("Stiefel"), where we received from Stiefel a waiver on our annual interest payment to them under their four-year 6% unsecured promissory note. An interest payment amounting to approximately $240,000 ((GBP) 150,000) for the period March 6, 2003 to March 5, 2004, due to Stiefel, was waived in consideration of future contract product development services required by Stiefel.

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

      For the six months ended June 30, 2004, the net cash used in operations was primarily the result of an approximately $6.1 million net loss from continuing operations of the business. This was adjusted by non-cash charges including depreciation and amortization of approximately $1.6 million, a reserve for bad debts amounting to approximately $111,000, reserve for inventory obsolescence of approximately $217,000 and issuance of warrants for consulting of approximately $49,000. These non-cash charges were offset by an increase in a deferred income tax asset of approximately $393,000. For the six months ended June 30, 2004, working capital changes reducing cash flow from operations were primarily due to an increase in our prepaid deposits and other current assets amounting to approximately $2.7 million, resulting from increasing new sales and business development activities. Working capital changes increasing cash flow from operations were due primarily to a decrease of accounts receivable of approximately $1.8 million, and an increase in accounts payable and accrued liabilities of approximately $1.4 million which was offset by a decrease in deferred revenue amounting to approximately $276,000 and an increase in inventory of $228,000.

      For the three months ended June 30, 2004, the net cash used in the operations was primarily the result of an approximately $3.4 million net loss from continuing operations of the business. This was adjusted by non-cash charges, including depreciation and amortization of financing costs and intangible assets of approximately $573,000, a reserve for bad debts amounting to approximately $52,000, stock option compensation for vested options, approximating $95,000, and warrants issued to a consultant of approximately $49,000. These non-cash charges were offset by an increase in the reserve for inventory obsolescence amounting to approximately $603,000. For the three months ended June 30, 2004, working capital changes reducing cash flow from operations were primarily due to an increase in our prepaid deposits and other current assets amounting to approximately $1.4 million, resulting from increasing new sales and business development activities. Working capital changes increasing cash flow from operations were due primarily to a decrease of accounts receivable of approximately $1.7 million, a decrease in inventory of approximately $418,000, an increase in accounts payable and accrued liabilities of approximately $1.3 million, an increase in bank overdraft of $51,000 and a decrease in deferred revenue amounting to approximately $85,000.

      The net cash used in investing activities for the three and six months ended June 30, 2004 amounted to approximately $26,000 and $84,000, respectively. These investing activities related to the acquisition of office equipment and computers.

      The net cash provided by financing activities, for the three months and six months ended June 30, 2004 amounted to approximately $657,000 and $3.9 million, respectively. For the three months ended June 30, 2004, we borrowed approximately $657,000 from Laurus Funds. These advances were offset by approximately $42,000 in repayments under our capital lease obligations. For the six months ended June 30, 2004, we borrowed approximately $3.9 million from Laurus Funds, which was offset by approximately $76,000 in capital lease repayments.

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