Form 10QSB/A
period 2004-09-30
INYX INC
filed 2005-04-21
CIK 1114241

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

                        Commission file number 333-83152


                                   Inyx, Inc.
       (Exact name of small business issuer as specified in its charter)


           Nevada
  (State or other jurisdiction of                      75-2870720
   incorporation or organization)             (IRS Employer Identification No.)


                825 Third Avenue, 40th Floor, New York, New York
                    (Address of principal executive offices)


                                 (212) 838-1111
                           (Issuer's telephone number)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No
|_|.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2004: 38,012,479 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

Include whether Registrant is an accelerated filer: Yes |_| No |X|

                                EXPLANATORY NOTE

      Inyx, Inc. (the "Company") is filing this Amended Form 10-QSB (the "Amended Form 10-QSB/A") to restate Items 1 and 2 of Part I contained in the Company's Quarterly Report on Form 10-QSB (the "Original Form 10-QSB") for the third quarter ended September 30, 2004 as originally filed with the Securities and Exchange Commission on November 22, 2004. This Amended Form 10-QSB/A reflects restatements of the previously published unaudited consolidated financial statements as of September 30, 2004 and related changes in the Management's Discussion and Analysis of Financial Condition and Results of Operations resulting from the matters discussed below.

      The restatement resulted primarily from correction of accounting for the following transactions: (1) accounting for the acquisition of the Miza UK assets as a purchase transaction rather than a reorganization of entities under common control, (2) correction to the recognition and measurement of the warrants and the beneficial conversion feature relating to convertible debt, (3) correction to classification of amortization of deferred financing costs, (4) correction to classification of various non recurring operating costs (see Note 3 to the financial statements).

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

                                   INYX, INC.

      ITEM 1: FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of September 30, 2004 and
        December 31, 2003................................................... F-2

      Consolidated Statements of Operations for the Nine and Three months
        Ended September 30, 2004; for the period from March 7, 2003 through September 30, 2003;for the three months ended September 30, 2003 and for the period from January 1, 2003 through March 6, 2003....... F-3

      Consolidated Statements of Stockholders' Equity (Deficit) and Other
        Comprehensive Loss for the Nine and Three months Ended
        September 30, 2004; for the period from March 7, 2003 through
        September 30, 2003; for the period ended December 31, 2003; and
        for the period from January 1, 2003 through March 6, 2003 .......... F-4

      Consolidated Statements of Cash Flows for Nine and Three months
        Ended September 30, 2004; for the period from March 7, 2003 through September 30, 2003; for the three months ended
        September 30, 2004 and 2003 and for the period from
        January 1, 2003 through March 6, 2003 .............................. F-5

      Notes to Consolidated Financial Statements............................ F-6

                                   INYX, INC.
                           CONSOLIDATED BALANCE SHEETS
       (EXPRESSED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                     --------------------------------
                                                                        SEPTEMBER 30,   DECEMBER 31,
                                                                            2004           2003
                                                                          RESTATED       RESTATED
                                                                        (UNAUDITED)
                                                                     ---------------------------------
                                     Assets

Current assets:

    Cash                                                                    $    534      $    796
    Accounts receivable, net                                                   2,648         3,395
    Inventory, net                                                             1,812         1,089
    Prepaid expenses and other current assets                                  5,604         1,089
                                                                            --------      --------
          Total current assets                                                10,598         6,369
                                                                            --------      --------

Property, plant and equipment, net                                             4,850         5,183
Deferred financing costs, net                                                    738           860
Other assets                                                                      45            45
Deferred tax asset                                                             1,687         1,294
Purchased intangible assets, net                                               1,614         1,739
                                                                            --------      --------
                                                                               8,934         9,121
                                                                            --------      --------

          Total assets                                                      $ 19,532      $ 15,490
                                                                            ========      ========

                      Liabilities and Stockholders' Equity

Current liabilities:

    Borrowings under revolving line of credit                               $  5,994      $  2,375
    Accounts payable                                                           3,372         2,178
    Accrued expenses and other current liabilities                               640           996
    Current portion of long-term debt                                          1,959         1,483
                                                                            --------      --------
          Total current liabilities                                           11,965         7,032
                                                                            --------      --------
Long term debt, net of current portion                                         6,613         6,617
                                                                            --------      --------
          Total liabilities                                                   18,578        13,649
                                                                            --------      --------

Commitments and contingencies

Stockholders' equity:

    Preferred stock - $0.001 par value, 10,000,000 shares
      authorized -0- shares issued and outstanding                                --            --
    Common stock - $0.001 par value, 150,000,000 shares
      authorized, 38,012,479 shares issued and outstanding
      at September 30, 2004; 28,525,000 shares issued
      and outstanding at December 31, 2003                                        38            29
    Additional paid-in capital                                                24,822        15,599
    Accumulated deficit                                                      (23,288)      (13,392)
    Subscriptions receivable                                                    (343)         (100)
    Accumulated other comprehensive loss -
       foreign currency translation adjustment                                  (275)         (295)
                                                                            --------      --------
          Total stockholders' equity                                             954         1,841
                                                                            --------      --------

          Total liabilities and stockholders' equity                        $ 19,532      $ 15,490
                                                                            ========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                                   INYX, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
       (EXPRESSED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                          Sucessor                                     Predecessor
                                                 ----------------------------------------------------------------    ---------------
                                                 For the Nine     For the Period   For the Three    For the Three
                                                 Month Period     from March 7,    Month Period     Month Period     For the Period
                                                    Ended         2003 through        Ended            Ended         from January 1,
                                                 September 30,    September 30,    September 30,    September 30,     2003 through
                                                     2004             2003             2004             2003         March 6, 2003
                                                           Restated                          Restated
                                                          (Unaudited)                       (Unaudited)
                                                          -----------                       -----------
Net revenues                                     $     11,549     $      8,134     $      4,249     $      3,067     $      2,396
Cost of sales                                          10,392            6,530            3,571            2,597            1,876
                                                 ------------     ------------     ------------     ------------     ------------
    Gross profit                                        1,157            1,604              678              470              520

Operating expenses:

    Research and development                            1,341               --              942               --               --
    General and administrative                          6,820            8,459            2,521            2,610              568
    Selling                                               255              166               95               70               51
    Depreciation and amortization                         431              225              155               97               75
    Amortization of intangible assets                     125               97               42               42               --
                                                 ------------     ------------     ------------     ------------     ------------
                 Total operating expenses               8,972            8,947            3,755            2,819              694
                                                 ------------     ------------     ------------     ------------     ------------

Loss from continuing operations before
 interest and financing costs, income
 tax benefit and discontinued operations               (7,815)          (7,343)          (3,077)          (2,349)            (174)

Interest and financing costs                            2,474              359              750              149              176
                                                 ------------     ------------     ------------     ------------     ------------

Loss before income tax benefit and
 discontinued operations                              (10,289)          (7,702)          (3,827)          (2,498)            (350)

Income tax benefit                                        393              510               --              222               --
                                                 ------------     ------------     ------------     ------------     ------------

Loss before discontinued operations                    (9,896)          (7,192)          (3,827)          (2,276)            (350)

Loss from discontinued operations, net
  of income taxes                                          --               --               --               --              558
                                                 ------------     ------------     ------------     ------------     ------------

Net loss                                         $     (9,896)    $     (7,192)    $     (3,827)    $     (2,276)    $       (908)
                                                 ============     ============    =============     ============     ============

Basic and fully diluted loss per share
    Loss before discontinued operations          $      (0.32)    $      (0.34)    $      (0.12)    $      (0.09)              --

    Loss from discontinued operations,
      net of income taxes                                  --               --               --               --               --
                                                 ------------     ------------     ------------     ------------     ------------
                                                 $      (0.32)    $      (0.34)    $      (0.12)    $      (0.09)              --
                                                 ============     ============    =============     ============     ============
Weighted-average number of shares outstanding
  used in computing per share amounts              30,780,479       21,308,425       32,523,000       25,119,565               --


The accompanying notes are an integral part of these consolidated financial statements.

                                   INYX, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          AND OTHER COMPREHENSIVE LOSS
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                                                            Accumu-
                                                                                                             lated
                                                                                                             Other
                                                     Common Stock         Additional  Stock      Compre-     Accumu-
                                                     Number of             Paid-in  Subscription hensive      lated
                                                     Shares    Par Value   Capital  Receivable   loss        Deficit      Total
                                                    --------   --------   --------   --------    --------    --------    --------
Predecessor
Balances at January 1, 2003                            5,000   $  8,022   $     --   $     --    $ (1,503)   $(30,464)   $(23,945)
Net loss for the year                                     --         --         --         --          --        (908)       (908)
Foreign currency translation adjustment                   --         --         --         --        (102)         --        (102)

                                                      ---------------------------------------------------------------------------
Balances at March 6, 2003                              5,000   $  8,022   $     --   $     --    $ (1,605)   $(31,372)   $(24,955)
                                                      ===========================================================================


Successor
Balances at March 7, 2003                             16,000   $     16   $  2,081   $     --    $     --    $     --    $  2,097
Issuance of stock for reverse acquisition              5,000          5         18         --          --          --          23
Issuance of stock for finders fees (April 17)          2,450          2      1,302         --          --          --       1,304
Issuance of stock for services (April 21)              1,500          2        799         --          --          --         801
Issuance of stock net of offering
  costs of $11,800 (August 22)                           500         --        488         --          --          --         488
Issuance of stock options                                 --         --      1,251         --          --          --       1,251
Issuance of warrants for services                         --         --        507         --          --          --         507
Subscriptions receivable                                  --         --         --        374          --          --         374
Foreign currency translation adjustment                   --         --         --         --        (107)         --        (107)
Net loss for the period                                   --         --         --         --          --      (7,192)     (7,192)

                                                      ---------------------------------------------------------------------------
Balances at September 30, 2003                        25,450         25      6,446        374        (107)     (7,192)       (454)
                                                      ---------------------------------------------------------------------------

Issuance of stock net of offering
  costs of $310,702 (November 4)                       3,000          3      2,686         --          --          --       2,689
Issuance of stock for options exercised
  (November 17)                                           75          1         90         --          --          --          91
Issuance of stock options                                 --         --        262         --          --          --         262
Issuance of warrants for services                         --         --        754         --          --          --         754
Issuance of warrants with convertible debt and
  related beneficial conversion feature                   --         --      5,361         --          --          --       5,361
Subscriptions receivable                                  --         --         --       (474)         --          --        (474)
Foreign currency translation adjustment                   --         --         --         --        (188)         --        (188)
Net loss for the period                                   --         --         --         --          --      (6,200)     (6,200)

                                                      ---------------------------------------------------------------------------
Balances at December 31, 2003                         28,525         29     15,599       (100)       (295)    (13,392)      1,841
                                                      ---------------------------------------------------------------------------

Issuance of stock for options exercised in
January 2004 (net of shares returned to treasury)        265         --        291         --          --          --         291
Issuance of stock for services (July 1)                   32         --         30         --          --          --          30
Issuance of stock net of offering costs
  of $768,000 (August 3 - September 3)                 9,191          9      6,622         --          --          --       6,631
Issuance of stock options                                 --         --        227         --          --          --         227
Issuance of warrants with convertible debt and
  related beneficial conversion feature                   --         --      1,295         --          --          --       1,295
Issuance of warrants for financing fees                   --         --        178         --          --          --         178
Issuance of warrants for consulting fees                  --         --        580         --          --          --         580
Subscription receivable                                   --         --         --       (243)         --          --        (243)
Foreign currency translation adjustment                   --         --         --         --          20          --          20
Net loss for the period                                   --         --         --         --          --      (9,896)     (9,896)
                                                      ---------------------------------------------------------------------------
Balances at September 30, 2004                        38,013   $     38   $ 24,822   $   (343)   $   (275)   $(23,288)   $    954
                                                      ===========================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                   INYX, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                   --------------------------------------------------------------------------
                                                            Successor                     Successor              Predecessor
                                                   --------------------------------------------------------------------------
                                                                  For the                                        For the
                                                   For the        Period         For the          For the        Period from
                                                   Nine Month     from March 7,  Three Month      Three Month    January 1,
                                                   Period Ended   2003, through  Period Ended     Period Ended   2003 through
                                                   September 30,  September 30,  September 30,    September 30,  March 6,
                                                   2004           2004           2004             2003           2003

                                                             Restated                       Restated
                                                            (Unaudited)                    (Unaudited)
                                                   --------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss for the period                        $    (9,896)   $(7,192)       $(3,827)       $(2,276)         $ (908)
      Add: loss from discontinued operations                --         --                                           558
                                                   -----------------------------------------------------------------------
      Loss from continuing operations                   (9,896)    (7,192)        (3,827)        (2,276)           (350)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                        431        225            155             97              75
      Interest and amortization of
      financing costs and debt discount                  1,505         --            275             --              --
      Amortization of intangible assets                    125         97             42             42              --
      Deferred tax asset                                  (393)      (510)            --           (222)             --
      Issuance of stock for services                        30      2,105             30             --              --
      Reserve for inventory obsolescence                   116        166            333             --              --
      Provision for bad debts                              (29)        --            (82)            --              --
      Stock option compensation                            227        504             66            504              --
      Warrants issued for financing  fees                  178      1,254            178            203              --
      Warrants issued for consulting fees                  580         --            531             --              --
      Issuance of shares in recapitalization                --         23             --             --              --
      Issuance of shares for exercise of stock
        options                                            291         --             --             --              --
      Subscription receivable                             (243)       374             50            374              --
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivables          776     (2,547)        (1,091)           580            (215)
      (Increase) decrease in inventory                    (839)        71         (1,045)          (237)            385
      (Increase) decrease in prepaid and other
        current assets                                  (4,515)       370         (1,835)           442             267
      Increase in deferred financing costs and
        debt discount                                     (127)        --             --             --              --
      Increase in accounts payable and accrued
        liabilities                                        836      2,741           (563)           834             640
      Increase in bank overdraft                            --        154             --            154              --
      Increase in deferred revenues                          2         --            278             --              --
      Increase in liabilities subject to
        compromise                                          --         --             --             --             353
                                                   -----------------------------------------------------------------------

          Net cash (used in) provided by
            continuing operations                      (10,945)    (2,165)        (6,505)           495           1,155
                                                   -----------------------------------------------------------------------
    Net cash provided by (used in) discontinued
      operations                                            --         50             --             --            (617)
                                                   -----------------------------------------------------------------------
          Net cash (used in) provided by
            operating activities                       (10,945)    (2,115)        (6,505)           495             538
                                                   -----------------------------------------------------------------------
Cash flows from investing activities:
    Purchase of property, plant and equipment              (97)        (5)           (13)            --             (18)
                                                   -----------------------------------------------------------------------
          Net cash  used in investing activities           (97)        (5)           (13)            --             (18)
                                                   -----------------------------------------------------------------------
Cash flows from financing activities:
    Borrowings(repayments) under revolving line
      of credit, net                                     3,694      1,862            331           (379)           (522)
    Advances by stockholder                                 --        400             --            400              --
    Proceeds from issuance of long term debt               500         --             --             --
    (Repayment) advances of long term debt                  --     (1,016)            --           (975)            104
    Proceeds from issuance of promissory demand
      notes                                                700         50            700             --              --
    Repayment of promissory demand notes                  (650)        --           (650)            --              --
    Proceeds from issuance of stock, net of issue
      costs                                              6,631        488          6,631            488              --
    Repayment of capital lease obligation                 (115)        --            (39)            --              --
                                                   -----------------------------------------------------------------------
          Net cash provided by (used in)
            financing activities                        10,760      1,784          6,973           (466)           (418)
                                                   -----------------------------------------------------------------------
Effect of foreign exchange rate changes
    on cash and cash equivalents                            20       (107)            94            (45)           (102)
                                                   -----------------------------------------------------------------------

Change in cash                                            (262)      (443)           549            (16)             --

Cash at beginning of period                                796        458            (15)            31              --
                                                   -----------------------------------------------------------------------

Cash at end of period                              $       534    $    15        $   534        $    15              --
                                                   =======================================================================

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

      All inter-company accounts and transactions have been eliminated in consolidation

      b) Unaudited Consolidated Interim Financial Statements

      The accompanying consolidated financial statements for the nine and three months ended September 30, 2004, for the period from March 7, 2003 through September 30, 2003 and for the three month period ended September 30, 2003 are unaudited but, in the opinion of management, include all necessary adjustments (consisting of normal, recurring in nature) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the nine months ended September 30, 2004 are not necessarily indicative of operating results to be expected for a full year.

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

      i) Business Combinations

      The Company accounts for business combinations in accordance with Statement of Financial Accounting Standard No. 141 "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No.141 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually by comparing carrying value to the respective fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). This pronouncement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment by assessing the recoverability of the carrying value, The Company has adopted the provisions of SFAS 141 and SFAS 142 as of January 1, 2003.

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

      k) Financial Instruments

      Financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, borrowings under the revolving line of credit and loans payable. Non-derivative financial instruments include letters of credit, commitments to extend credit and guarantees of debt. There were no derivative financial instruments for any of the periods presented. The carrying values of these financial instruments approximated their fair market value as of September 30, 2004 and December 31, 2003.

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

      As of September 30, 2004 and December 31, 2003, deferred revenues amounted to $335,000 and $351,000 respectively and are included in accrued expenses and other liabilities.

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

      For convertible debt and related warrants, the recorded debt discount is calculated at the issuance date as the difference between the conversion price and the relative fair value of the warrants into which the security is convertible or exercisable. It is recognized as interest expense at the time of issuance.

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

      n) Net Loss per Share

      The Company follows the guidelines of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No.128") in calculating its loss per share. SFAS No.128 states basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock equivalents for purposes of determining diluted earnings per share include the effects of dilutive stock options, warrants and convertible securities. The effect on number of shares of such potential common stock equivalents is computed using the treasury stock method or the if-converted method, as applicable. The Company has excluded all outstanding options and warrants as well as shares to be issued upon conversion of convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. Accordingly as of September 30, 2004 and December 31, 2003, the Company had common stock equivalents of approximately 23,481,687 and 10,345,000 shares respectively, related to options and warrants; and approximately 18,375,000 and 10,880,952 shares respectively related to shares to be issued upon the conversion of the convertible debt.

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

      For the nine months ended September 30, 2004 and for the period from March 7, 2003 through September 30, 2003, the Company's three largest customers accounted for approximately 47% and 42% of net revenues respectively. For the three months ended September 30, 2004 and 2003, the Company's three largest customers accounted for approximately 52% and 20% of net revenues, respectively.

      As of September 30, 2004 and December 31, 2003, the Company's three largest customers accounted for 24% and 42% of net receivables, respectively. The loss of any of these customers could have a material adverse effect on the operations of the Company.

      q) Income Taxes

      The Company follows Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes" ("SFAS No. 109") Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

      r) Translation of Foreign Currency

      The functional currency of the Company's United Kingdom subsidiary is the Great Britain Pound ("GBP"). The Company's financial statements are reported in United States Dollars (the "USD" ) and are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS No. 52"), which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing during the period. For purposes of SFAS No. 52, the Company considers the Dollar to be the reporting currency. The effects of unrealized exchange fluctuations on translating foreign currency assets and liabilities into Dollars are accumulated as a cumulative translation adjustment which is included as a separate component in the stockholders' equity. Realized gains and losses from foreign currency transactions are included in the results of operations for the period.

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

NOTE 3: RESTATEMENT OF FINANCIAL STATEMENTS

      The Company determined that the previously issued interim unaudited consolidated financial statements for the nine and three month periods ended September 30, 2004, the period from March 7, 2003 through September 30, 2003, the three month period ended September 30, 2003 and the previously filed audited consolidated financial statements for the period from March 7, 2003 through December 31, 2003, contained errors that required restatement.

      The restatement resulted primarily from correction of accounting for the following transactions: (1) accounting for the acquisition of the Miza UK assets as a purchase transaction rather than a reorganization of entities under common control, (2) the recognition and amortization of the fair value assigned to beneficial conversion feature relating to convertible debt, (3) correction to classification of amortization of deferred financing costs, (4) correction to classification of various non recurring operating costs.

      The components of the restatement are explained in the notes below the table.

                                                                           Adjustment to
                                                                 As filed     restate      Restated
                                                                 --------     -------      --------
                                                          (Expressed in thousands, except per share amounts)
BALANCE SHEET DATA AS OF SEPTEMBER 30, 2004
Deferred financing costs, net (b)                               $  1,281     $   (543)    $    738
Other assets (b)                                                      --           45           45
Purchased intangible assets, net (c)                                  --        1,614        1,614
Total assets                                                      18,416        1,116       19,532
Borrowings under revolving line of credit, net of discount         6,827         (833)       5,994
Long-term debt, net of current portion and debt discount           7,399         (786)       6,613
Accumulated deficit                                              (21,897)      (1,391)     (23,288)
Additional Paid-In Capital (a), (c)                               20,696        4,126       24,822
Total liabilities and stockholders' equity(a), (c)                18,416        1,116       19,532

BALANCE SHEET DATA AS AT DECEMBER 31, 2003
Deferred financing costs, net (b)                               $    905     $    (45)    $    860
Other assets (b)                                                      --           45           45
Purchased intangible assets, net (c)                                  --        1,739        1,739
Total assets (a), (c)                                             13,751        1,739       15,490
Borrowings under revolving line of credit, net of discount         3,133         (758)       2,375
Long-term debt, net of current portion and debt discount           7,439         (822)       6,617
Accumulated deficit (a), (c)                                     (12,696)        (696)     (13,392)
Additional paid in capital (d)                                    11,584        4,015       15,599
Total liabilities and stockholders' equity (a), (c)               13,751        1,739       15,490

                                                                          Adjustment to
                                                                 As filed    restate     Restated
                                                                 --------    -------     --------
                                                        (Expressed in thousands, except per share amounts)
Statement of operations data for the nine month
period ended September 30, 2004
Amortization of intangible assets (c)                            $    --     $   125     $   125
Loss from continuing operations before interest and
  financing costs, reorganization items, income
  tax benefit and discontinued operations (a), (c)                (7,690)       (125)     (7,815)
Interest and financing costs  (a), (c), (e)                        1,287       1,187       2,474
Net loss (a), (c)                                                 (8,584)     (1,312)     (9,896)
Basic and fully diluted loss per share                             (0.28)      (0.04)      (0.32)

Statement of operations data for the period
  from March 7, 2003 through September
  30, 2003
General and administrative expenses (e)                          $ 4,722     $ 3,737     $ 8,459
Amortization of intangible assets (c), (e)                            --          97          97
Loss from continuing operations before interest                   (3,509)     (3,834)     (7,343)
  and financing costs, reorganization items,
  income tax benefit and discontinued operations
  (a), (c)
Other expenses (c), (e)                                            5,949      (5,949)         --
Interest and financing costs  (a), (c), (e)                           --         359         359
Net loss (a), (c)                                                 (8,973)      1,781      (7,192)
Basic and fully diluted loss per share                             (0.42)       0.08       (0.34)


                                                                          Adjustment to
                                                                 As filed    restate     Restated
                                                                 --------    -------     --------
                                                       (Expressed in thousands, except per share amounts)
Statement of operations data for the three month
  period ended September 30, 2004
Amortization of intangible assets (c)                            $    --     $    42     $    42
Loss from continuing operations before interest and
  financing costs, reorganization items, income
  tax benefit and discontinued operations (a), (c)                (3,034)        (43)     (3,077)
Interest and financing costs  (a), (c), (e)                          595         155         750
Net loss (a), (c)                                                 (3,629)       (198)     (3,827)
Basic and fully diluted loss per share                             (0.11)      (0.01)      (0.12)

Statement of operations data for the three month
  period ended September 30, 2003
General and administrative expenses (e)                          $ 1,978     $   632     $ 2,610
Amortization of intangible assets (c)                                 --          42          42
Loss from continuing operations before interest and
  financing costs, reorganization items, income
  tax benefit and discontinued operations (a), (c)                (1,675)       (674)     (2,349)
Other expenses (e)                                                   781        (781)         --
Interest and financing costs  (a), (c), (e)                           --         149         149
Net loss (a), (c)                                                 (2,234)        (42)     (2,276)
Basic and fully diluted loss per share                             (0.09)         --       (0.09)

      As a consequence of the changes made to the consolidated balance sheet and statement of operations, as note above, the consolidated statements on cash flows and changes in stockholder's equity and other comprehensive loss have been restated accordingly. Insert on page F-13 before paragraph beginning with "In addition"

      a) Valuation of Warrants and Beneficial conversion feature ("BCF")

      The Company completed its analysis of the accounting for the convertible debt and warrants issued to Laurus Master Fund Ltd. ("Laurus Funds"). The analysis indicated that the beneficial conversion feature and the fair value assigned to the warrants relating to these instruments, as previously recorded on the Company's financial statements, were understated and incorrectly reclassified. Accordingly the historical financial statements presented herein are restated to account for these items in accordance with Emerging Issues Task Force ("EITF") No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27 "Application of Issue 98-5 to Certain Convertible Instruments."

      These corrections increased additional paid-in capital by $4.0 million and increased debt discount by $1.6 million as at December 31, 2003 and increased interest and financing costs by $4.3 million, including interest relating to amortization of debt discount amounting to approximately $48,000 for the period from March 7, 2003 through December 31, 2003.

      These corrections increased additional paid-in capital by approximately $4.1 million and increased debt discount by $1.6 million as at September 30, 2004 and increased interest and financing costs by $1.2 million, including interest relating to amortization of debt discount amounting to approximately $484,000 for the nine month period ended September 30, 2004.

      b) Reclassification of Other Assets

      The Company has revised its consolidated balance sheet classification to separately disclose long term deposits and other long term assets amounting to approximately $45,000 as of September 30, 2004 and December 31, 2003, which had previously been reported as deferred financing costs and other assets.

      c) Accounting for the purchase of Miza Pharmaceuticals (UK) Ltd.'s assets

      On March 7, 2003, the Company's subsidiary, Inyx Pharma Ltd. ("Inyx Pharma") had purchased the majority of the pharmaceutical business assets of Miza Pharmaceuticals (UK) Ltd. ("Miza UK") out of Administration (a United Kingdom equivalent of bankruptcy protection and reorganization) for approximately $8.3 million, consisting of an approximately $7.1 million cash payment to the Administrator for the acquired Miza UK assets plus approximately $1.2 million in direct transaction costs. This transaction was corrected to account for the acquisition value of the purchase method of accounting rather than the original method used to account for reorganization of entities under common control.

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

      In addition previously the Company charged approximately $1.2 million of transaction related costs and approximately $700,000 of goodwill to other expenses. These amounts have now been reversed and capitalized to the acquisition cost of Miza UK's assets in accordance with the purchase method of accounting, rather than the reorganization of entities under common control. This correction decreased other expenses by approximately $1.9 million for the period from March 7, 2003 through September 30, 2003, decreasing net loss by the same amount.

      The net adjustment to purchased intangible assets approximated $1.6 million and $1.7 million as at September 30, 2004 and December 31, 2003. This correction also increased amortization of intangible assets by $125,000 and $42,000 for the nine and three month periods ended September 30, 2004, respectively and by $97,000 and $42,000 for the period from March 7, 2003 through September 30, 2003 and three month period ended September 30, 2003, respectively, in the accompanying consolidated statements of operations.

      d) Additional paid-In capital

      At September 30, 2004 and December 31, 2003, additional paid-in capital was increased by net amount of approximately $4.1 million and $4.0 million, respectively to reflect the net adjustment relating to the correction of the accounting for the beneficial conversion feature of the Laurus Funds debt and respective warrants as detailed above in Note 3(a). In addition, management determined that retained earnings included approximately $196,000 relating to accumulated deficit of the thoroughbred horse operations, this amount should instead be classified as additional paid-in capital, therefore the Company corrected the classification accordingly.

      e) Other Reclassifications

      Certain amounts in the restated consolidated financial statements for the nine and three month period ended September 30, 2004, period from March 7, 2003 through September 30, 2003, and three month period ended September 30, 2003 have been reclassified to conform with the current period presentation, as follows:

      i.    Management  has  evaluated  the  nature of the  expenses  previously classified as other expenses in the consolidated statement of operations and determined that although certain items are one-time non-recurring charges, these amounts relate to the ongoing operations of the Company. Such amounts of approximately $2.6 million have now been classified as general and administrative expenses and approximately $304,000 and $145,000 relating to interest expense are now presented as a separate line item as interest and financing costs in the accompanying consolidated statements of operations. For the period from March 7, 2003 through September 30, 2003 and for the month period ended September 30, 2003 such amounts were approximately $5.9 million and $781,000 realting to non-recurring one time costs and $332,000 relating in interest expense.

      ii. Approximately $1.2 million of transaction related costs and approximately $700,000 of goodwill which previously have been charged to other expenses, have now been capitalized as intangible assets (See Note 3 (c) above).


      iii. Amortization expense related to deferred financing costs had previously been classified with depreciation and amortization expenses. The amortization of deferred financing costs should be classified as interest expense. Accordingly, the Company has corrected its consolidated statement of operations to reflect this change in classification. These corrections reduced depreciation and amortization and increased interest expense by $40,000 for the period from March 7, 2003 through September 30, 2003, and increased interest expense by $483,000 and $175,000 for the nine and three months ended September 30, 2004

      iv. Expenses related to the thoroughbred horse operations amounting to approximately $25,000 are included as general and administrative expenses.

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

NOTE 5: ACCOUNTS RECEIVABLE, NET

      Accounts receivable consist of the following:

                                    September 30, 2004      December 31, 2003
                                       (Unaudited)
                                    ------------------      -----------------
Trade receivables                         $ 2,810                $ 3,586
Less allowance for doubtful accounts         (162)                  (191)
                                          -------                -------
                                          $ 2,648                $ 3,395
                                          =======                =======

      There were no write-offs during the nine months ended September 30, 2004 and the period from March 7, 2003 through September 30, 2003 and for the period from January 1, 2003 through March 6, 2003. For the nine and three months ended September 30, 2004 there was bad debt recoveries of $29,000 and $140,000 respectively.

NOTE 6: INVENTORY, NET

      Inventory is comprised of the following:

                                    September 30, 2004      December 31, 2003
                                       (Unaudited)
                                    ------------------      -----------------
Finished goods                            $   172                $    15
Work in process                               126                    266
Raw materials                               1,837                  1,015
                                           -------               -------
                                            2,135                  1,296
Less provision for obsolescence              (323)                  (207)
                                           -------               -------
                                          $ 1,812                $ 1,089
                                           =======               =======

NOTE 7: PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid expenses and other current assets consist of the following:


                                                     September 30, 2004      December 31, 2003
                                                        (Unaudited)
                                                     ------------------      -----------------
Deposit for equipment and other costs(a)                    $1,205                $   --
Prepaid refundable deposit for business development (b)      1,296                    --
Deferred acquisition costs (c)                               1,285                    --
Prepaid vendor invoices                                        777                   347
Prepaid refundable deposit for acquisition candidate           320                    71
Deferred legal and consulting fees                             569                   152
Prepaid rent and property tax                                   --                   126
Prepaid insurance                                               10                   128
Sales tax receivable, net                                       88                   132
Other prepaid expenses                                          54                   133
                                                            ------                ------
                                                            $5,604                $1,089
                                                            ======                ======


      (a) The Company's subsidiaries are expected to begin providing manufacturing technology transition consulting services to the country of Cuba on behalf of the United Nations Development Programme ("UNDP"). Consulting services to be provided include the installation of manufacturing facilities, equipment, and systems to manufacture CFC-free or hydrofluoroalkane ("HFA") aerosol based respiratory inhalers for the treatment of asthma and chronic obstructive respiratory disease conditions. Because Inyx is a U.S. corporation and because certain involved members of the Company's management team are U.S. residents, to perform on the contract the Company's subsidiaries require United States government business authorizations and export permits to do business in that developing nation. Due to political events or changes to U.S. government laws, the U.S. government may not continue to provide the Company's subsidiaries with the necessary permits and authorizations they require to provide consulting services in that developing country. The failure to receive or sustain such authorizations or permits may have a material adverse affect on any costs, expenses, or prepaid fees and deposits that the Company and its subsidiaries may have incurred or will incur in relation to this consulting contract, or the subsidiaries' abilities to continue to provide their services to that developing country. Additionally, although the Company's subsidiaries will be paid directly by the UNDP through a series of progress payments, they are subject to risks of doing business in a developing country, including dealing with import or export licensing requirements; difficulties in enforcing aspects of the Company's subsidiaries' contracts with the UNDP and that country; difficulties in protecting intellectual property; unexpected changes in regulatory requirements; legal uncertainty regarding liability, tax, tariffs and other trade barriers; foreign exchange controls and other currency risks; inflation; challenges to credit and collections; expropriation; and local government instability, war, riots, insurrections and other political events.

      (b) The Company has commenced the development of its own proprietary pharmaceutical products for respiratory, dermatological, topical and cardiovascular drug delivery applications. The Company has not yet obtained the required regulatory approvals to market such products.

      (c) The Company has been involved in a transaction to acquire a pharmaceutical manufacturing operation. Costs incurred in relation to this transaction include consulting fees, due diligence costs and manufacturing equipment deposits. These costs have been capitalized in anticipation of the completion of this transaction.

NOTE 8: PROPERTY, PLANT AND EQUIPMENT, NET

      Property, plant and equipment consist of the following:

                                      September 30, 2004      December 31, 2003
                                         (Unaudited)
                                      ------------------      -----------------

Land                                       $   546                  $   546
Buildings                                    1,059                    1,059
Machinery, equipment and office furniture    3,541                    3,524
Computer hardware and software                  99                       19
                                           -------                  -------
                                             5,245                    5,148
Less accumulated depreciation                 (724)                    (340)
                                           -------                  -------
                                             4,521                   4,808
                                           -------                  -------
Computer hardware and software
under capital lease                            382                     382
Less accumulated amortization                  (53)                     (7)
                                           -------                  -------
                                               329                     375
                                           -------                  -------
                                           $ 4,850                  $ 5,183
                                           =======                  =======

      For the nine months ended September 30, 2004 and for the period from March 7, 2003 through September 30, 2003, depreciation of property, plant and equipment was approximately $385,000 and $225,000, respectively. Amortization for equipment under capital leases was approximately $46,000 and $0 for the nine months ended September 30, 2004 and for the period from March 7, 2003 through September 30, 2003 respectively. For the period from January 1, 2003 through March 6, 2003 depreciation of property, plant and equipment was approximately $75,000

NOTE 9: PURCHASED INTANGIBLE ASSETS, NET

      Purchased intangible assets consist of the following:

                                 September 30, 2004      December 31, 2003
                                     Restated                 Restated
                                    (Unaudited)
                                 ------------------      -----------------
Customer list (12 year life)          $ 1,280                  $ 1,280
Know-how (10 year life)                   598                      598
                                      -------                  -------
                                        1,878                    1,878
Less accumulated amortization            (264)                    (139)
                                      -------                  -------
                                      $ 1,614                  $ 1,739
                                      =======                  =======

      Purchased intangible assets are carried at cost less accumulated amortization. For the nine months ended September 30, 2004 and for the period from March 7, 2003 through September 30, 2003 amortization expense related to intangible assets totaled approximately $125,000 and $97,000, respectively. The aggregate estimated amortization expense for intangible assets as of September 30, 2004 for each of the following five years and thereafter is as follows:

        2005                                                             $166
        2006                                                              166
        2007                                                              166
        2008                                                              166
        2009                                                              166
        Thereafter                                                        784
                                                                       ------
        Total                                                          $1,614
                                                                       ======

NOTE 10: DEFERRED FINANCING COSTS, NET

      Deferred financing costs, net are comprised of fees related to the issuance of long term convertible debt issued to Laurus Funds These amounts are amortized over the term of the loan.

      Deferred financing costs, net consist of the following:

                            September 30, 2004            December 31, 2003
                                   Restated                      Restated
                                 (Unaudited)
Deferred financing costs            $ 1,027                   $   900
Less accumulated amortization          (289)                      (40)
                                    -------                   -------
                                    $   738                   $   860
                                    =======                   =======

      For the nine months ended September 30, 2004 the amortization of deferred financing costs and debt discount approximated $249,000.

      For the period from March 7, 2003 through December 31, 2003, amortization of deferred financing costs and debt discount approximated $40,000.

      For the period from January 1, 2003 through March 6, 2003 and for the period from March 7, 2003 through September 30, 2003 there were no deferred financing costs and no respective amortization.

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

      On August 31, 2004, the Company issued Amendment #3 which lowered the fixed conversion price of the convertible debt to $0.80 retroactively to the date of the agreement and stipulated an automatic reset of the fixed conversion price under certain circumstances. In connection with this amendment and certain waivers issued on the convertible term note, the Company issued 694,000 warrants to Laurus Funds.

      For the nine and three months ended September 30, 2004 interest expense on the amortization of debt discount was approximately $255,000 and $92,000 respectively. There was no similar expense for the period from March 7, 2003 through September 30, 2003.

      As of September 30, 2004, advances under this facility, amounted to approximately $6.8 million which includes an over-advance of approximately $300,000. These advances are collateralized by accounts receivables based on an agreed upon formula and all other assets of the Company. The Company has the option of paying interest on these borrowings in cash or by issuing common stock. Interest on these borrowings is payable monthly at prime plus 3% with a minimum of 7% on the outstanding balance. The initial advance under this facility on December 30, 2003 amounted to approximately $3.1 million of which approximately $2.6 million was used to repay the Company's factoring arrangement with another lender.

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

      The unamortized debt discount at September 30, 2004 and December 31, 2003 amounted to $833,000 and $758,000 respectively.

NOTE 12: LONG TERM DEBT, NET OF CURRENT PORTION

      Long-term debt, net of current portion consists of the following:

                                                                                         Successor
                                                                      -------------------------------------------
                                                                      September 30,              December 31, 2003
                                                                           2004
                                                                      (Unaudited)
                                                                      -----------
7% convertible term note due to Laurus Funds,                           $ 4,215                       $ 3,678
     collateralized by accounts receivable and other assets
     of the Company, net of debt discount of $786,000 at
     September 30, 2004 and $822,000 at December 31, 2003
     (a)
Uncollateralized 6% convertible promissory note due to                    4,013                         4,013
     customer,(b)
Uncollateralized 7% to 18% demand notes due to a                            150                           100
     stockholder and an executive of the Company, principal
     and interest due on demand
Capital lease obligations, due to financial institutions,
     collateralized by software and equipment, due in
     monthly installments of $14,000 including interest of
     10% to 27%, through 2006 (c)                                           195                           309
                                                                      -------------------------------------------
                                                                          8,573                         8,100
Less current portion                                                     (1,959)                       (1,483)
                                                                      -------------------------------------------
Debt, net of current portion                                            $ 6,614                       $ 6,617
                                                                      ===========================================

      (a) On October 29, 2003, the Company issued to Laurus Funds a Convertible Tem Note in the maximum principle amount of $4.5 million. In connection with the issuance of the Convertible Term Note, the Company issued 1,350,000 warrants to purchase up to 1,350,000 shares of the Company's common stock having exercise prices ranging from $1.25 to $1.75 per share. The warrants expire on October 29, 2008 and have a cashless exercise provision. The fair value of these warrants was estimated at approximately $870,000 based on the Black-Scholes option pricing model with the following assumptions; a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 66%, and a dividend yield of 0%. The relative fair value allocated to the warrants was recognized as debt discount and amortized over the term of the mote.

      In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature amounting to approximately $3.2 million was recorded. The value of the beneficial conversion feature has been record to interest and financing costs in accordance with EITF No. 00-27.

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

      In April 2004, the Company received a thirty day waiver from the holder on the first principal payment due which was subsequently further extended through to maturity In addition the Company received a deferral on certain interest payments which have been subsequently paid to Laurus Funds. As consideration for the deferrals, the Company issued five year Common Stock Purchase Warrants to Laurus Funds to purchase 694,000 shares of common stock at an exercise price of $0.81 per share. The fair value of these warrants was $153,000 based on the Black-Scholes option pricing model with the following assumptions; a risk free interest rate of 3.14%, an estimated life of four years, a volatility factor of 57%, and a dividend yield of 0% and was allocated as debt discount and is being amortized over the remaining term of the loan.

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

      Pursuant to the Registration Rights Agreement with Laurus Funds, the Company is liable for certain penalties as a result of not registering the securities within a specified time frame. However, to date Laurus has waived all penalties.

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

        As at September 30, 2004 the principal installments payable on the debt are as follows:

2005                                                                      $1,959
2006                                                                       1,982
2007                                                                       5,417
                                                                          ------
Total                                                                     $9,358
                                                                          ======

NOTE 13: SUBSEQUENT EVENTS

      On October 4, 2004, the Company granted 75,000 stock purchase warrants to a consultant in connection with two private placements completed from August 3, 2004 through September 3, 2004. These five-year warrants allow the consultant to purchase the Company's common stock at $1.08 per share.

      On October 7, 2004, the Company announced that it had signed an agreement in principle with a multinational pharmaceutical company to acquire the assets and certain business of that company's subsidiary in Puerto Rico. A definitive agreement was signed on December 15, 2004 and closing of the acquisition is scheduled for March 31, 2005 subject to successful transfer of a major customer contract and successful financing. For the purchase price of $15 million, the Company will receive all of the plant, machinery, equipment, land and buildings, tangible assets, books and records, permits and pharmaceutical, technical and regulatory know-how and computer software, data and documentation as well as inventory located in Manati, Puerto Rico. In addition, the Company expects to incur approximately $3.0 million to $3.5 million in transaction related expenditures including legal, accounting, consulting and professional fees and business restructuring costs. As of December 31, 2004, the Company had incurred approximately $1.7 million in such transaction-related costs.

      On November 8, 2004, the Company announced that it had expanded a product development agreement with one of its clients. Under the terms of the agreement, the Company's United Kingdom subsidiary, Inyx Pharma, will be assisting the client in the development and supply of additional topical and foam aerosol products for dermatological applications.

      On November 19, 2004, the Company granted an aggregate of 1,150,000 five-year warrants to two of the Company's executives and an outside director to purchase an aggregate of 1,150,000 shares of the Company's common stock at a price of $0.95 per share, 450,000 of these warrants related to services provided in connection with corporate development and acquisition activities. The remaining 700,000 warrants were granted as additional consideration for extending loans to the Company, the aggregate amount of the loans amounts to $700,000 bearing interest of 10% per annum and due to be repaid no later than March 31, 2005. Net proceeds from these loans, were used for working capital purposes.

      On November 26, 2004, the Company granted 300,000 five-year stock purchase warrants to purchase 300,000 shares of the Company's common stock at a price of $0.98 per share, to a consultant for due diligence services in relation to the above agreement.

      On December 16, 2004, the Company granted 100,000 stock purchase warrants for services in connection with signing a definitive agreement for the asset acquisition in Puerto Rico. These five year warrants allow the consultant to purchase the Company's common stock at a price of $1.11 per share.

      On December 30, 2004, the Company granted five year warrants to two consultants to purchase an aggregate of 50,000 shares of the Company's common stock at $1.35 per share.

NOTE 14: STOCKHOLDERS' EQUITY

      The stockholders' equity information presented in these consolidated financial statements reflects the recognition of the effect of the reverse acquisition transaction with Inyx Pharma (See Note 1).

      On April 17, 2003 the Company issued 2,450,000 shares of restricted common stock as a fee to five entities as finders' fees for their role in facilitating the transaction with Inyx Pharma. The value of the common stock was $1.3 million.

      On April 21, 2003 the Company issued 1,500,000 shares of restricted common stock to an individual as consideration for business advisory and financial consulting services. The value of the shares was $799,000.

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

      During the period from March 7, 2003 through September 30, 2003, the Company recorded approximately $504,000 of additional paid-in capital resulting from stock options which vested during the period. This amount is included in general and administrative expenses in the consolidated statement of operations.

      During the period from March 7, 2003 through September 30, 2003, the Company recorded approximately $1,254,000 resulting from the issuance of 920,000 stock purchase warrants as consideration for services to consultants and stock options to employees. These amounts are included in general and administrative expenses in the consolidated statement of operations.

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

      For the period ended December 31, 2003, the Company recorded approximately $1,009,000 of additional paid-in capital resulting from stock options which vested during the period. This amount is included in general and administrative expenses in the consolidated statement of operations.

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

      During the nine month period ended September 30, 2004, the Company recorded approximately $227,000 of additional paid-in capital resulting from stock options which vested during the period. This amount is included in general and administrative expenses in the consolidated statement of operations.

      In addition, during the period ended September 30, 2004, the Company recorded approximately $178,000 of additional paid-in capital resulting from the issuance of 700,000 stock purchase warrants as additional consideration for promissory notes issued to two of its executives and one independent director. These amounts are included in interest expense in the consolidated statement of operations.

      During the nine month period ended September 30, 2004, the Company recorded approximately $521,000 as the fair value of warrants granted to Laurus Funds as consideration for its collateralized 7% convertible term note and certain amendments to the loan agreement thereafter. The relative fair value allocated to the warrants is recorded as debt discount and is amortized over the remaining term of the loan. In addition, the Company also recorded $773,000 in the beneficial conversion feature on the convertible term note and secured revolver note. This amount was recorded as a charge to interest and financing costs in the accompanying statement of operations

      During the nine month period ended September 30, 2004, the Company recorded approximately $580,000 of additional paid-in capital resulting from the issuance of stock purchase warrants, which included; (i) 100,000 stock purchase warrants granted to a resigning director as an exchange for cancellation of 350,000 stock options. These Common Stock Purchase Warrants have an exercise price of $1.20 per share. (ii) 1,500,000 warrants granted to an entity related to the Company's Chairman, and his spouse. These five-year warrants were granted pursuant to various business development services provided to the Company and allow the holder to purchase our common stock at a price of $0.90 per share.
These amounts are included in general and administrative expenses in the consolidated statement of operations.

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

      The weighted average fair value, at the date of grant of the individual options granted during 2003 is estimated at $1.12. The fair value of these options was estimated using the Black-Scholes option-pricing model, with the following assumptions for the nine month period ended September 30, 2004 and for the period from March 7, 2003 through December 31, 2003, volatility rate of 57% and 66% respectively, risk free interest rate of 3.14%, an expected life of four years and no dividend yield for all periods.

      Total net compensation expense relating to options granted to employees, officers, directors, and other persons approximated $ 227,000 in the nine-month period ended September 30, 2004 and $1,513,000 during the period March 7, 2003 through December 31, 2003. There were no stock options granted during 2002. These amounts are included in general and administrative expenses in the consolidated statement of operations, as the Company expects that it will continue to issue stock options to such persons. There was no similar expense for options in the other periods presented.

      A summary of stock option activity under the plan is shown below:

                               Successor             Predecessor
                      --------------------------     -----------
                      For the Nine     For the         For the
                         Month        Period from    Period from
                      Period Ended      March 7,       March 7,
                       September         2003           2003
                        30, 2004        through        through
                                       September      September
                                        20, 2003      20, 2003

                      (Unaudited)    (Unaudited)
                      -----------    -----------     -----------
Beginning Balance        4,860            --                --
Granted                    553         4,725                --
Exercised                 (325)           --                --
Forfeited                 (410)         (250)               --
Cancelled                 (228)           --                --
                       -------       -------           -------
Ending Balance           4,450         4,475                --
                       =======       =======           =======
Exercisable              3,415         2,837                --
                       -------       -------           -------

      The following table summarizes information concerning outstanding and exercisable options at September 30, 2004 and at December 31, 2003; the predecessor Company had no stock option plan.

                                   Options outstanding                                Options exercisable
----------------------------------------------------------------------------------- ------------------------
                                                         Weighted
                                                         Average        Weighted                   Weighted
                          Range of                      Remaining       Average                    Average
                          Exercise        Shares       Contractual     Exercise       Shares       Exercise
                            Price       Outstanding    Life (Years)      Price      Exercisable     Price
----------------------- -------------- --------------- ------------- -------------- ------------- ----------
September 30, 2004       $1.10 -$1.75        4,450            9          $1.11         3,415      $1.12
======================= ============== =============== ============= ============== ============= ==========
December 31, 2003        $1.10 -$1.75        4,860            9          $1.12         3,212      $1.12
======================= ============== =============== ============= ============== ============= ==========

NOTE 17: WARRANTS

      During the three month and nine month period ended September 30, 2004 there were 12,075,187 and 12,175,187 warrants granted to purchase wholes shares of the Company's common stock. Of the warrants granted during the three month period, 9,190,901 warrants were issued pursuant to the issuance of equity and are non-detachable and 783,286 were granted to consultants as consideration for services in connection with the issuance of equity and 2,200,000 detachable warrants issued pursuant to consulting and investment banking agreements. These warrants allow the holders to purchase the Company's common stock at prices ranging from $0.80 to $1.75 per share. The fair value of these warrants was estimated using the Black-Scholes option pricing model with the following weighted average assumption: a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 57%, and a dividend yield of 0%. The value assigned to these warrants was approximately $758,000 and $44,000 for the three months and nine months ended September 30, 2004 and was charged as general and administrative expenses to the Company's consolidated statement of operations.

      In addition, the Company also issued 1,271,500 warrants to Laurus Funds in consideration for increases to their convertible note and borrowing facility during the nine month period ended September 30, 2004. The value assigned to these warrants was approximately $521,000 and was recorded as debt discount and is being amortized as interest expense over the remaining term of the loan.

      For the period from March 7, 2003 through September 30, 2003, the Company granted 1,420,000 warrants to purchase a maximum of 1,420,000 whole shares of common stock. The warrants were issued pursuant to consulting and investment banking agreements and allowed the holders to buy the Company's common stock at prices ranging from $1.00 to $3.10 per share and expire at various dates between July 1, 2006 and August 25, 2008. The fair value assigned to the warrants issued for consulting and investment banking fees was approximately $1.1 million based on the Black-Scholes option pricing model with the following weighted average assumption: a risk free interest rate of 3.14%, an estimated life of four years, a volatility factor of 66%, and a dividend yield of 0%. This amount was included in the general and administrative expenses on the Company's consolidated statement of operations for the period March 7, 2003 through September 30, 2003.

NOTE 18: SUPPLEMENTAL CASH FLOW INFORMATION

                                               Successor            Predecessor
                                   ------------------------------- -------------
                                                    For the Period
                                    For the Nine     from March 7,    For the
                                     month period   2003 through    Period from
                                   ended September  September 30,    January 1,
                                       30, 2004         2003        2003 through
                                     (Unaudited)     (Unaudited)   March 6, 2003
                                   ---------------  -------------- -------------
Supplemental Disclosure of Cash
Flow Information:
Cash paid during the period for
   interest                             $      341      $      172     $      --
                                   ---------------  -------------- -------------
Supplemental Disclosure of
Non-Cash Financing  Activities:
Conversion of shareholder debt
   of $100,000 into shares of
   stock                                        --             100            --
                                   ---------------  -------------- -------------
Issuance of stock for services                  30             799            --
                                   ---------------  -------------- -------------
Issuance of stock for finders fees              --           1,302            --
                                   ---------------  -------------- -------------
Issuance of stock options                      227             504            --
                                   ---------------  -------------- -------------
Warrants issued for services                   758           1,254            --
                                   ---------------  -------------- -------------
Warrants issued for convertible
  debt                                         773              --            --
                                   ---------------  -------------- -------------

NOTE 19: DISCONTINUED OPERATIONS

      On March 7, 2003, Inyx Pharma acquired the majority of the pharmaceutical business assets of Miza UK out of Administration. The business assets of Miza UK's Biopharma division were not purchased and therefore have been presented as discontinued operations in the period from January 1, 2003 through March 6, 2003, the Biopharma Division generated net revenues of approximately $335,000, costs of sales of approximately $395,000 and a net loss of approximately $558,000.

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

      During the nine month period ended September 30, 2004 and the period from March 7, 2003 through September 30, 2003 the Company paid to an affiliate approximately $9,000 and $0, respectively for sublease of office furniture and equipment.

      During the nine month period ended September 30, 2004, the Company issued three promissory notes in aggregate amounting to $700,000 to two of the Company's executives and an independent director. The parties were issued warrants with a fair value of $178,000 for the issuance of the notes and this expense was recorded to the statement of operations as interest expense. During 2004, the Company paid $600,000 of the notes, and subsequent to September 30, 2004 renewed the notes which are now due no later than March 31, 2005 and carry interest of 10% per annum. As additional consideration, the Company granted fiver-year warrants to the lenders to purchase an aggregate of 700,000 shares of its common stock at $0.95 per share.

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

      It is anticipated that our first proprietary product may be ready for commercial marketing by the second half of 2005, and will involve the use of a barrier delivery system that allows a hermetical seal between the product and the aerosol propellant in order to overcome any product and propellant incompatibility issues.

      We plan to distribute our proprietary products through our own customers' distribution channels or in collaboration with strategic marketing partners, although we do not, as of yet, have any distribution agreements for our products finalized.

      Another material element of our growth strategy is to expand our existing business through strategic acquisitions of pharmaceutical products and drug delivery devices that are complementary to our pharmaceutical aerosol development and manufacturing expertise. As such, on September 21, 2004, we completed what we believe is significant milestone in our development when we acquired a patented, novel drug delivery technology from Phares Technology B.V. ("Phares"), a European drug development company.

      The Phares technology is based on the utilization of a lipid-binding matrix for delivering incompatible or unstable drug substances. We believe that this is an important development for our Company as we expect this technology to enable us to more readily develop and manufacture inhalation-therapy drugs in user-friendly pulmonary metered dose inhalers (MDIs), including combinations of drugs which normally cannot be combined in one drug delivery device. For example, in November 2004, we received positive results from a two-year Phares stability study utilizing the lipid-binding matrix that we acquired on an HFA-propelled bronchodilator ("Salbutamol") for use in an MDI. We intend to now test the Phares technology on other types of respiratory drugs that we are currently developing or planning to develop.

      We also continually evaluate opportunities to make strategic acquisitions of complementary pharmaceutical businesses including a U.S.-based, FDA-compliant pharmaceutical aerosol manufacturing operation that will allow us to better serve the North American pharmaceutical market.

      Subject to receiving all necessary U.S. government regulatory body approvals, we hope that we can also soon commence our manufacturing consulting agreement under the United Nations Development Programme ("UNDP"). On February 3, 2004, we had announced that our Company was selected by the UNDP to assist Cuba to meet the requirements of the Montreal Protocol to phase out the consumption of ozone-depleting chorofluorocarbon ("CFC") gases in metered dose inhalers used in the treatment of asthma and other respiratory conditions. The Montreal Protocol is an international agreement signed by 180 countries (both developed and undeveloped countries) designed to eliminate the production and consumption of substances that deplete the stratospheric ozone layer including the reduction of the use of CFC's within the pharmaceutical industry. With funding for this project provided by the United Nations Multilateral Fund for the Implementation of the Montreal Protocol, we expect to commence our initial consulting contract providing technology transition consulting services to Cuba upon receipt of all required U.S. Government approvals. These services will include assistance with the installation of manufacturing facilities, equipment, and systems to manufacture CFC-free (HFA) aerosol-based respiratory inhalers
(MDIs) for the treatment of asthma and chronic obstructive respiratory disease conditions.

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

RESULTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 2004 and the three months ended September 30, 2003 and the period from March 7, 2003 through September 2003

Consolidated Results

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

      Additionally, as the Biopharma Division was historically part the Miza UK business but was an operation not acquired by Inyx Pharma, its results of operations are presented as discontinued operations in the Company's financial statements.

      Prior to our reverse acquisition of Inyx Pharma, we had divested all prior operations of our thoroughbred horse business and since then all of our revenues have been generated by Inyx Pharma. As a result, the following discussion of our results of operations for the period from March 7, 2003 through September 30, 2003 focuses on approximately seven months of operations of our wholly owned subsidiary, Inyx Pharma, a pharmaceutical manufacturing operation we acquired through a reverse acquisition on April 28, 2003. Subsequently, our results of operations for the nine months ended September 30, 2004 are compared to the period commencing on March 7, 2003, the date of the acquisition of Miza UK's assets by Inyx Pharma, and ending on September 30, 2003.

Combined Results of Operations

      For comparative purposes and in order to present a full nine months of results for the nine months ended September 30, 2003, managements' discussion and analysis of results of operation will also focus on "combined" results. Such combined results of operations include the results of the Company (the "Successor Company") for the period from March 7, 2003 through to September 30, 2003 combined with the results of operations of Miza UK (the "Predecessor Company") for the period from January 1, 2003 through March 6, 2003.

       Unaudited Consolidated Pro Forma Combining Statement of Operations
                  For the Nine Months ended September 30, 2003
                    (Expressed in thousands of U.S. dollars)

                                                                   Pro forma
                                             Miza UK   Inyx, Inc.  Adjustment       Pro forma
                                            --------    --------    --------         --------
Net Revenues                                $  2,396    $  8,134    $     --         $ 10,530
Cost of sales                                  1,876       6,530          --            8,406
                                            --------    --------    --------         --------
                                                 520       1,604          --            2,124
Operating expenses:
      General and administrative expenses        568       8,459          --            9,027
      Selling expenses                            51         166          --              217
      Depreciation and amortization               75         225          11(3)           311
      Amortization of intangibles                 --          97          69(4)           166
                                            --------    --------    --------         --------
         Total operating expenses                694       8,947          80            9,721
Loss from continuing operations before
interest
 expense, reorganization items and income
tax benefit                                     (174)     (7,343)        (80)          (7,597)

      Interest expense                           176         359      (1,037)(1)(2)      (502)
                                            --------    --------    --------         --------
Loss from continuing operations before
 reorganization items and income tax
benefit                                         (350)     (7,702)        957           (7,095)
      Reorganization items                        --          --          --               --
                                            --------    --------    --------         --------
Loss from continuing operations before          (350)     (7,702)        957           (7,095)
income tax benefit
Income tax benefit                                --         510         000              510
                                            --------    --------    --------         --------
Loss from continuing operations             $   (350)   $ (7,192)   $     --         $ (6,585)
                                            ========    ========    ========         ========

      The adjustments to the unaudited pro forma financial information are as follows:

      1) Interest expense was first reduced by approximately $1,217,000 to reflect a reduction in interest expense assuming the repayment of Miza UK's debt. Upon completion of the asset sale to Inyx Pharma, approximately $6.5 million of the cash paid to the Administrator was used to repay Miza UK's secured debt.

      2) Interest expense was then increased by approximately $180,000 to reflect the interest on the debt issued by the Company in connection with the acquisition of Miza UK.

      3) Depreciation expense was adjusted to reflect the charges related to changes in value of the fixed assets as of the closing of the acquisition of Miza UK's assets.

      4)  Amortization  of  intangible   assets  was  recorded  to  reflect  the
amortization of purchased intangible assets subject to amortization. Such intangible assets included Miza UK's customer list and know-how.

NET REVENUES

      Net revenues for the three months ended September 30, 2004 were approximately $4.2 million, as compared to approximately $3.1 million in net revenues for the three months ended September 30, 2003. Net revenues increased by approximately 1.1 million or approximately 39% between the comparative three month periods, primarily due to an increase in the sale and delivery of customers' products and the initiation of the product commercialization phase of two major client contracts. These include the manufacture and sale of nasal pump sprays for the Merck Generics group of companies ("Merck Generics"), the commercialization of an HFA MDI for AstraZeneca AB ("AstraZeneca") and a dermatological product for Stiefel Laboratories, Inc. ("Stiefel'), with the AstraZeneca and Stiefel products planned for commercial launch in 2005 and 2007, respectively.

      Total net revenues for the nine months ended September 30, 2004 were approximately $11.5 million as compared to approximately $8.1 million in total net revenues for the period from March 7, 2003 through September 30, 2003, and approximately $10.5 million in combined net revenues for the two periods, January 1, 2003 through March 6, 2003 and March 7, 2003 through September 30, 2003. Net revenues increased between the comparative nine-month periods, primarily due to an increase in the sale and delivery of customers' products and the initiation of the product commercialization phase of two major client contracts. These include the manufacture and sale of nasal pump sprays for the Merck Generics group of companies ("Merck Generics"), the commercialization of an HFA MDI for AstraZeneca AB ("AstraZeneca") and a dermatological product for Stiefel Laboratories, Inc. ("Stiefel'), with the AstraZeneca and Stiefel products planned for commercial launch in 2005 and 2007, respectively.

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

      We also continue to experience a delay in the commencement of a major commercial manufacturing contract with one of our major clients. Due to the client's own product formulation and processing timelines and further required clinical studies, whereby this client has not yet received the necessary regulatory approvals for commercial marketing of the product, and hence allow us to commence commercial manufacturing on this contract. At this time, the client believes that it can secure the required regulatory approvals in the coming months to enable us to proceed with the contract in 2005.

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

      In comparison, for the period from March 7, 2003 through September 30, 2003, our top three customers accounted for approximately $3.4 million or approximately 42% of our total net revenues of approximately $8.1 million. These customers were Merck Generics, accounting for approximately $1.7 million in net revenues or approximately 21% of total net revenues for the reporting period; Genpharm, accounting for approximately $1.1 million in net revenues or approximately 13% of total net revenues; and SSL, accounting for approximately $617,000 in net revenues or approximately 8% of total net revenues.

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

      Total cost of sales for the nine months ended September 30, 2004 were approximately $10.4 million or approximately 90% as a percentage of total net revenues, as compared to cost of sales of approximately $6.5 million or approximately 81% as a percentage of total net revenues for the period from March 7, 2003 through September 30, 2003, and combined cost of sales of approximately $8.4 million or approximately 80% as a percentage of combined net revenues for the two periods, January 1, 2003 through March 6, 2003 and March 7, 2003 through September 30, 2003.

      The increase in the cost of sales for the nine months ended September 30, 2004, as compared to the costs of sales for the period from March 7, 2003 through September 30, 2003, is primarily a result of the noted delay in the commencement or completion of a number of manufacturing contracts and purchase orders during the second quarter of 2004. These delays resulted in a significant decrease in manufacturing capacity utilization during the period, thereby reducing fixed overhead cost absorption (such as labor and plant maintenance, operating and quality support costs) at our Inyx Pharma manufacturing and development facilities and therefore, concomitantly increasing our overall production costs as a percentage of revenues for the nine months ended September 30, 2004.

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

      Total gross profit for the nine months ended September 30, 2004 was approximately $1.2 million or approximately 10% as a percentage of total revenues for the period, as compared to a total gross profit of approximately $1.6 million or approximately 20% as a percentage of total revenues for the period from March 7, 2003 through September 30, 2003, and a combined gross profit of approximately $2.1 million or approximately 20% of combined net revenues for the two periods, January 1, 2003 through March 6, 2003 and March 7, 2003 through September 30, 2003.

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

      For the nine months ended September 30, 2004, operating expenses, consisting of product research and development, general and administrative, selling, and depreciation and amortization expenses amounted to approximately $9.0 million or approximately 78% as a percentage of net revenues. In comparison, operating expenses for the period from March 7, 2003 through September 30, 2003 amounted to approximately $8.9 million or approximately 108% as a percentage of net revenues, and combined operating expenses of approximately $9.6 million or approximately 91% as a percentage of combined net revenues for the two periods, January 1, 2003 through March 6, 2003 and March 7, 2003 through September 30, 2003.

      Although our operating expenses decreased between the comparative nine month periods as a result of not having similar reorganization transaction costs in 2004, we have already incurred approximately $1.3 million in research and development costs in the nine month period ended September 30, 2004. We did not incur such research and development costs during the comparative periods in 2003.

      The reorganization transaction costs accounted for approximately 22% of our operating expenses for the period from March 7, 2003 through September 30, 2003 and included approximately $1.9 million of legal, accounting, consulting, and travel costs associated with the Inyx Pharma/Miza UK reorganization transaction plus approximately an additional $2.0 million legal, accounting, consulting, travel, due diligence costs and finders fees associated with our share exchange transaction with Inyx Pharma.

Research and Development Costs

      As noted above, research and development costs for the three months ended September 30, 2004 were approximately $940,000 or approximately 25% of our operating expenses and 22% as a percentage of our net revenues. In comparison, we did not incur such research and development costs for the three months ended September 30, 2003.

      Total research and development costs for the nine months ended September 30, 2004 were approximately $1.3 million or approximately 15% of our operating expenses and 12% as a percentage of our net revenues. In comparison, we did not incur such research and development costs for the period from March 7, 2003 through September 30, 2003.

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

      Total general and administrative expenses for the nine months ended September 30, 2004 were approximately $6.8 million or approximately 77% of our operating expenses and 59% as a percentage of net revenues, as compared to general and administrative expenses of approximately $8.5 million or approximately 97% of our operating expenses and 105% as a percentage of net revenues for the period March 7, 2003 through September 30, 2003. Combined general and administrative expenses for the two periods, January 1, 2003 through March 6, 2003 and March 7, 2003 through September 30, 2003, were approximately $9.0 million or approximately 93% of combined operating expenses and approximately 86% as a percentage of combined net revenues.

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

      For the nine months ended September 30, 2004, salaries and associated benefit costs, including stock option expenses of approximately $225,000, amounted to approximately $2.6 million or approximately 38% of our general administrative expenses, and 29% of our total operating expenses for the respective nine month period. In comparison, for the period from March 7, 2003 through September 30, 2003, salaries and associated benefit costs, including stock option expenses of approximately $750,000, amounted to approximately $2.1 million or approximately 25% of our general and administrative expenses, and approximately 23% of our total operating expenses. As noted above, as we continue to grow and expand our business, we are expanding our management team including our business development staff and are therefore incurring higher salaries and benefits costs, including the expensing of related stock options to such employees.

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

      For the nine months ended September 30, 2004, consulting fees including legal, accounting and audit fees amounted to approximately $1.0 million or approximately 15% of our general and administrative expenses, and approximately 12% of our total operating expenses for the respective nine month period. In comparison, for the period March 7, 2003 through September 30, 2003 such consulting fees amounted to approximately $2.7 million or approximately 31% of our general and administrative expenses, and approximately 30% of our total operating expenses for the period March 7, 2003 through September 30, 2003.. As noted above, as a result of increasing business and corporate development activities, we have incurred higher consulting costs between the comparative periods.

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

      For the nine months ended September 30, 2004, insurance costs including property, product liability and directors' and officers' insurance amounted to approximately $590,000 or approximately 9% of our general and administrative expenses, and approximately 7% of our total operating expenses for the respective nine month period. In comparison, for the period March 7, 2003 through September 30, 2003, insurance costs amounted to approximately $480,000 or approximately 6% of our general and administrative expenses, and approximately 5% of our total operating expenses for the period March 7, 2003 through September 30, 2003. As a result of our increased business activities and general market conditions, our insurance costs have increased between the comparative periods.

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

      For the nine months ended September 30, 2004, other general and administrative costs including corporate development and investor relations costs, directors fees, filing, maintenance and financing costs, travel and communications expenses, and other business overhead costs including rent, currency exchange losses, and bad debt amounted to approximately $2.6 million or approximately 38% of our general and administrative expenses, and approximately 29% of our total operating expenses for the respective nine month period. In comparison, for the period March 7, 2003 through September 30, 2003, such other general and administrative costs amounted to approximately $3.8 million or approximately 44% of our general and administrative expenses, and approximately 43% of our total operating expenses for the period March 7, 2003 through September 30, 2003. The primary result of the decrease in such general and administrative expenses between the comparative periods is a result of the noted elimination of corporate and investor relations expenses and a decrease in the amount of warrants we issued during the period ended September 30, 2004.

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

      Total selling expenses for the nine months ended September 30, 2004 were approximately $255,000 or approximately 3% of our total operating expenses and approximately 2% as a percentage of net revenues, as compared to selling expenses of approximately $166,000 or approximately 2% of our total operating expenses and approximately 2% as a percentage of net revenues for the period March 7, 2003 through September 30, 2003. Combined selling expenses for the two periods, January 1, 2003 through March 6, 2003 and March 7, 2003 through September 30, 2003, were approximately $217,000 or approximately 2% of our total operating expenses and net revenues, respectively.

      Our selling expenses, both as a percentage of our overall operating expenses and as a percentage of our net revenues have remained fairly consistent between the comparative periods. Selling expenses for the nine months ended September 30, 2004 have increased slightly as compared to the period from March 7, 2003 through September 30, 2003 as we hired a new sales and marketing executive, Mr. Ulrich Bartke during the second quarter of 2004.

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

Depreciation and Amortization Expenses

      Depreciation and amortization expenses for the three months ended September 30, 2004 amounted to approximately $155,000 or approximately 4% of our total operating expenses and approximately 4% as a percentage of net revenues, as compared to depreciation and amortization expenses of approximately $97,000 or approximately 3% of our total operating expenses and approximately 3% as a percentage of net revenues for the three months ended September 30, 2003.

      Total depreciation expense for the nine months ended September 30, 2004 were approximately $430,000 or approximately 5% of our total operating expenses and approximately 4% as a percentage of net revenues, as compared to depreciation expense of approximately $225,000 or approximately 2.5% of our total operating expenses and approximately 2.8% of net revenues for the period March 7, 2003 through September 30, 2003. Combined depreciation and amortization expenses for the two periods, January 1, 2003 through March 6, 2003 and March 7, 2003 through September 30, 2003, were approximately $300,000 or approximately 3% of our total operating expenses and net revenues, respectively.

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

      Amortization of intangible assets relates to the Company's purchased intangible assets related to the Inyx Pharma transaction. The amortization of intangible assets for the nine months ended September 30, 2004 was $125,000 compared to approximately $97,000 for the period from March 7, 2003 through to September 30, 2003.

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

OPERATING LOSS BEFORE INTEREST AND FINANCING COSTS, INCOME TAX BENEFIT AND DISCONIINUED OPERATIONS

      For the three months ended September 30, 2004, our loss from operations before interest expenses amounted to approximately $3.1 million as compared to a loss from operations before interest expenses of approximately $2.3 million for the three months ended September 30, 2003. The loss from operations before interest expenses increased by approximately $700,000 between the comparative periods primarily as a result of research and development costs of approximately $940,000 that we incurred during the three months ended September 30, 2004. In comparison, we did not incur such research and development costs for the three months ended September 30, 2003.

      The addition of these research and development costs was partially offset by a higher gross profit of approximately $200,000 during the three months ended September 30, 2004. This was as a result of an increase in the sale and delivery of customers' products and product commercialization services which increased our manufacturing capacity utilization and thereby contributed to a dec`rease in unabsorbed overhead during these three months as compared to the three months ended September 30, 2003.

      For the nine months ended September 30, 2004, total operating losses from operations before interest and financing costs, reorganization items, income tax benefit and discontinued operations amounted to approximately $7.8 million as compared to a loss before other expenses of approximately $7.3 million for the period March 7, 2003 through September 30, 2003, and a combined loss before other expenses of approximately $7.5 million for the two periods, January 1, 2003 through March 6, 2003 and March 7, 2003 through September 30, 2003.

      Excluding reorganization transaction costs amounting to approximately $2.0 million incurred during 2003 as a result of Inyx Pharma's reorganization with Miza UK and our subsequent reverse merger with Inyx Pharma, our operating losses before interest expenses for the period from March 7, 2003 through September 30, 2003 would have amounted to approximately $5.3 million. On that basis, the resultant increase in our operating losses before interest expenses between the comparative periods is attributable to approximately $1.3 million of research and development costs that we have incurred during the nine months ended September 30, 2004, and a lower gross profit margin due to delays in the commencement and/or completion of a number of manufacturing contracts and purchase orders during the second quarter of 2004. Such delays have resulted in a decrease in the utilization of our manufacturing capacity and therefore reduced the absorption of fixed overhead costs, thereby reducing our gross profit.

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

      For the nine months ended September 30, 2004, interest and financing costs amounted to approximately $2.5 million and included approximately $484,000 in amortization of debt discount, approximately $773,000 for the charge to interest for the beneficial conversion feature related to the convertible debt to Laurus Funds, approximately $249,000 for the amortization of deferred charges, approximately $563,000 in interest expense for the notes payable to Laurus Funds, approximately $180,000 in interest payable under a convertible promissory note payable to Stiefel, and approximately $225,000 in interest payments and associated issued warrant costs as a result of short term loans obtained by the Company during the nine month period.

      For the three months ended September 30, 2004, interest and financing costs amounted to approximately $750,000 and included approximately $175,000 in amortization of debt discount, approximately $87,000 for the amortization of deferred charges, approximately $202,000 in interest expense for the notes payable to Laurus Funds, approximately $60,000 in interest payable under a convertible promissory note payable to Stiefel, and approximately $226,000 in interest payments and associated issued warrant costs as a result of short term loans obtained by the Company during the three month period.

      In comparison for the period March 7, 2003 through September 30, 2003, interest expenses amounted to approximately $359,000, and for the combined two periods, January 1, 2003 through March 6, 2003 and March 7, 2003 through September 30, 2003, combined interest expenses totalled approximately $535,000. These interest expenses were primarily related to term loans and revolving credit facilities with Inyx Pharma's lenders, Venture Finance. Inyx Pharma's predecessor company, Miza UK accounted for approximately $176,000 of these combined interest payments.

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

INCOME TAX BENEFIT

      For the three months and nine months ended September 30, 2004, the tax benefit net of valuation allowance is approximately zero and $395,000, respectively. In comparison, for the three months and the period from March 7, 2003 through September 30, 2003, the tax benefit net of valuation allowance is approximately $220,000.

      As of September 30, 2004, our deferred tax asset amounted to approximately $1.7 million.

      We have not made any provisions for United States federal or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, because it is expected that such earnings will be permanently reinvested in our foreign operations.

DISCONTINUED OPERATIONS

      The Biopharma Division was historically part the Miza UK business but was an operation not acquired by Inyx Pharma on March 7, 2003. Therefore, its results of operations are presented as discontinued operations in the Company's financial statements.

NET LOSS

      For the three months ended September 30, 2004, our net loss amounted to approximately $3.8 million, as compared to a net loss of approximately $2.2 million for the three months ended September 30, 2003. The net loss increased by approximately $1.6 million as a result of approximately $940,000 of research and development costs plus approximately $450,000 of additional interest expenses during the three months ended September 30, 2004. In comparison, during the three months ended September 30, 2003, we did not incur research and development costs and our interest expenses were lower as a result of lower working capital requirements.

      For the nine months ended September 30, 2004, our net loss amounted to approximately $9.9 million, as compared to a net loss of approximately $7.2 million for the period from March 7, 2003 through September 30, 2003 and a net loss of approximately $8.1 million for the combined period from January 1, 2003 through March 6, 2003 and from March 7, 2003 through September 30, 2003. The net loss increased by approximately $2.7 million as a result of approximately $1.3 million of research and development costs plus approximately $1.4 million of additional interest expenses and warrant costs during the nine months ended September 30, 2004. In comparison, during the period from March 7, 2003 through September 30, 2003, we did not incur research and development costs and our interest expenses were lower as a result of lower working capital requirements.

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

      As of September 30, 2004, our current assets, including cash and cash equivalents, accounts receivable, inventory and other current assets amounted to approximately $10.6 million. Current liabilities amounted to approximately $12.8 million and include approximately $4.0 in accounts payable and other current liabilities, $6.0 million, net due under a revolving line of credit, and approximately $2.0 million for the current portion of our long-term debt obligations. The Company has the option of repaying the principal or interest on its borrowings in cash or by issuing common stock.

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

      We also continue to incur operating losses since our reverse acquisition of Inyx Pharma on April 28, 2003. For the three and nine months ended September 30, 2004, such losses amounted to approximately $3.8 million and approximately $9.9 million, respectively. These losses are primarily as a result of low gross profit margins due to the underutilization of our manufacturing capacity, research and development costs as we continue the development of our own proprietary pharmaceutical products, interest expenses and financing costs, and a number of business and corporate development costs including added payroll expenses, and external consulting costs and fees associated with our efforts to grow our Company and evolve into an integrated pharmaceutical company.

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

Analysis of Cash Flows

      The net cash used in operating activities for the three and nine months ended September 30, 2004, amounted to approximately $6.5 million and $10.9 million, respectively.

      For the three months ended September 30, 2004, the net cash used in the operations was primarily the result of an approximately $3.8 million net loss from continuing operations of the business. This was adjusted by non-cash charges, including depreciation and the amortization of financing costs of approximately $430,000, amortization of intangibles of approximately $42,000, stock option compensation for vested options and the issuance of stock for services approximating $66,000, warrants issued to consultants and for financing fees of approximately $709,000, a subscription receivable of approximately $50,000, and a reserve for inventory obsolescence of approximately $335,000. These non-cash charges were offset by an increase in the provision for bad debts amounting to approximately $80,000 and deferred charges and debt discount. For the three months ended September 30, 2004, working capital changes reducing cash flow from operations were primarily due to an increase in accounts receivable of approximately $1.1 million, and increase in inventory of approximately $1.0 million, an increase in prepaid deposits and other current assets amounting to approximately $1.8 million. Other working capital changes reducing cash flow from operations included a decrease in accounts payable of approximately $565,000, a decrease of a bank overdraft amounting to approximately $50,000 and a decrease in deferred revenues of approximately $430,000. All such working capital changes were due to improved business operations and activities as a result of increasing sales and the equity financings completed during the three months ended September 30, 2004.

      For the nine months ended September 30, 2004, the net cash used in operations was primarily the result of an approximately $9.9 million net loss from continuing operations of the business. This was adjusted by non-cash charges, including depreciation and the amortization of financing costs of approximately $1.9 million, amortization of intangibles of approximately $125,000, stock option compensation for vested options, the issuance of stock for services and the issuance of shares for the exercise of stock options approximating $550,000, warrants issued to consultants and for financing fees of approximately $750,000, a reserve for inventory obsolescence of approximately $115,000, and a provision for bad debt amounting to approximately $30,000. These non-cash charges were offset by a decrease in the reserve for inventory obsolescence amounting to approximately $395,000 and a decrease in a subscription receivable of approximately $245,000. For the nine months ended September 30, 2004, working capital changes reducing cash flow from operations were primarily due to an increase in inventory of approximately $840,000, an increase in prepaid deposits and other current assets amounting to approximately $4.6 million. Working capital changes increasing cash flow from operations included a decrease in accounts receivable amounting to approximately $720,000 and an increase in accounts payable of approximately $840,000. All such working capital changes were due to improved business operations and activities as a result of increasing sales and completed equity financings completed during the three months ended September 30, 2004.

      The net cash used in investing activities for the three and nine months ended September 30, 2004, amounted to approximately $13,000 and $100,000, respectively. These investing activities related to the acquisition of office equipment and computers.

      The net cash provided by financing activities, for the three months and nine months ended September 30, 2004, amounted to approximately $7.0 million and $10.7 million, respectively.

      For the three months ended September 30, 2004, we borrowed approximately $1.0 million in the form of short-term loans and repaid approximately $700,000 in capital lease and loan repayments. We also received approximately $6.6 million in net proceeds through the issuance of equity securities during the three month period.

      For the nine months ended September 30, 2004, we borrowed approximately $3.7 million under a revolving line of credit and the issuance of both short-term and long-term debt. This was partially offset by approximately $765,000 in capital lease and loan repayments. We also received approximately $6.6 million in net proceeds through the issuance of equity securities in the form of two private placements from August 3, 2004 through September 3, 2004.

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