Form 10-Q
period 2005-03-31
INYX INC
filed 2005-05-23
CIK 1114241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number 333-83152

Inyx, Inc. (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	75-2870720 (IRS Employer Identification No.)

825 Third Avenue, 40th Floor, New York, New York (Address of principal executive offices)

(212) 838-1111 (Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [  ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act: Yes [  ] No [X ].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 19, 2005: 38,983,983 shares of common stock.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004;	F-2

Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004;	F-3

Consolidated Statements of Cash Flows for three months ended March 31, 2005 and 2004;	F-4

Notes to Consolidated Financial Statements	F-5

 INYX, INC.
Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except for share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash	$3,277	$336
Accounts receivable, net	862	1,697
Inventory, net	3,648	1,520
Prepaid expenses and other current assets	1,144	2,571
Total current assets	8,931	6,124
Property, plant and equipment, net	18,887	6,230
Deferred financing costs, net	697	651
Other assets	29	45
Purchased intangible assets, net	9,645	1,705
	29,258	8,631
Total assets	$38,189	$14,755

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$4,578	$4,091
Accrued expenses and other current liabilities	3,106	1,636
Deferred revenues	3,500	108
Debt refinanced, net of discount	-	10,395
Current portion of long-term debt	9,008	4,277
Total current liabilities	20,192	20,507
Long-term debt, net of current portion	29,296	113
Total liabilities	49,488	20,620

Commitments and contingencies

Stockholders' deficit:
Preferred stock - $0.001 par value, 10,000,000 shares
authorized -0- shares issued and outstanding	-	-
Common stock - $0.001 par value, 150,000,000 shares
authorized, 39,983,983 shares issued and outstanding
at March 31, 2005; 38,012,479 shares issued and
and outstanding at December 31, 2004	40	38
Additional paid-in capital	26,996	25,275
Accumulated deficit	(37,344)	(30,334)
Subscriptions receivable	(343)	(343)
Accumulated other comprehensive loss -
foreign currency translation adjustment	(648)	(501)
Total stockholders' deficit	(11,299)	(5,865)

Total liabilities and stockholders' deficit	$38,189	$14,755

The accompanying notes are an integral part of these consolidated financial statements.

INYX, INC.
Consolidated Statements of Operations
(Expressed in thousands of U.S. dollars, except per share amounts)

	For the Three Months Ended March 31,
	2005	2004
	(Unaudited)

Net revenues	$2,677	$4,526
Cost of sales	2,535	3,911
Gross profit	142	615

Operating expenses:
Research and development	357	287
General and administrative	1,841	2,104
Selling	134	84
Depreciation and amortization	161	152
Amortization of intangible assets	47	42
Total operating expenses	2,540	2,669

Loss from operations before interest and
financing costs and income tax benefit	(2,398)	(2,054)

Interest and financing costs (Note 10)	4,612	1,026

Loss before income tax benefit	(7,010)	(3,080)

Income tax benefit	-	393

Net loss	$(7,010)	$(2,687)

Basic and fully diluted loss per share	$(0.18)	$(0.09)

Weighted-average number of shares used in
computing basic and fully diluted loss per share amounts	38,296,035	28,747,582

The accompanying notes are an integral part of these consolidated financial statements.

 INYX, INC.
Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net loss for the period	$(7,010)	$(2,687)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	161	152
Amortization of financing costs and debt discount	2,096	823
Amortization of intangible assets	47	42
Deferred tax asset	-	(393)
Issuance of stock for termination fees and conversion of debt	1,577	-
Reserve for inventory obsolescence	64	386
Provision for bad debts	24	59
Stock option compensation	66	66
Warrants issued for financing & consulting fees	162	-
Issuance of shares for exercise of stock options	-	290
Subscription receivable	-	(293)
Changes in assets and liabilities:
Decrease in accounts receivables	811	46
(Increase) decrease in inventory	142	(212)
(Increase ) decrease in prepaid and other current assets	1,427	(1,308)
(Increase) in deferred financing costs	(697)	(107)
Decrease in other assets	16	-
Increase in accounts payable and accrued liabilities	1,957	135
Increase (decrease) in deferred revenues	3,117	(191)
Net cash provided by (used in) operating activities	3,960	(3,192)

Cash flows from investing activities:
Purchase of property, plant and equipment	(120)	(58)
Acquisition of Aventis Pharmaceuticals, Puerto Rico	(22,744)	-

Net cash used in investing activities	(22,864)	(58)

Cash flows from financing activities:

Borrowings under revolving line of credit, net of fees	2,423	3,206
Proceeds from issuance of long term debt to Westernbank	29,187	-
Proceeds from issuance of long term debt (current portion) to Westernbank	1,813	-
Repayment of long term debt and revolving line of credit to Laurus Funds	(10,395)	-
Payment of fees on long-term debt and revolving line of credit to Laurus Funds	(1,739)	-
Proceeds from issuance of demand notes to shareholders	600	-
Repayment of demand notes to shareholders	(67)	-
Cost of registering stock (SB2 registration)	(82)	-
Repayment of capital lease obligation	(42)	(34)

Net cash provided by financing activities	21,698	3,172

Effect of foreign exchange rate changes
on cash and cash equivalents	147	35

Increase (decrease) in cash	2,941	(43)

Cash at beginning of period	336	796

Cash at end of period	$3,277	$753

 The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars)

NOTE 1:    BUSINESS DESCRIPTION

Inyx, Inc. (“Inyx” or the “Company”) through its wholly-owned subsidiaries, Inyx Pharma Limited, Inyx Canada Inc. and Inyx USA, Ltd., is a specialty pharmaceutical company which focuses on the development and manufacturing of prescription and over-the-counter aerosol pharmaceutical products and drug delivery technologies for the treatment of respiratory, allergy, dermatological and topical conditions. Inyx’s client base primarily consists of large ethical pharmaceutical corporations, branded generic pharmaceutical distributors, and biotechnology companies.

On March 31, 2005, the Company through its wholly-owned subsidiary, Inyx USA, completed the acquisition of the business assets of Aventis Pharmaceuticals Puerto Rico, Inc. (“Aventis PR”) from Aventis Pharmaceuticals, Inc. (“Aventis Pharmaceuticals”) a subsidiary of the sanofi-aventis Group, for approximately $20.1 million, plus acquisition costs of approximately $2.6 million. Aventis PR is a pharmaceutical manufacturing operation producing dermatological, respiratory and allergy products. Aventis PR manufactured pharmaceutical products in accordance with a contract manufacturing agreement with its parent company, Aventis Pharmaceuticals. The operating results of the acquired business will be included in the Company’s consolidated results from the effective date of the acquisition. The Company’s March 31, 2005 balance sheet includes the assets acquired.

Inyx currently manages and operates its business as one operating segment.

NOTE 2:    BASIS OF PRESENTATION

The financial information presented herein should be read in conjunction with our consolidated financial statements for the year ended December 31, 2004. The accompanying consolidated financial statements for the three months ended March 31, 2005 and 2004 are unaudited but, in the opinion of management, include all necessary adjustments (consisting of normal, recurring in nature) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three months ended March 31, 2005 are not necessarily indicative of operating results to be expected for the year.

Significant accounting policies are detailed in our annual report on Form 10-KSB for the year ended December 31, 2004.

All intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts from prior consolidated financial statements and related notes have been reclassified to conform to the current period presentation

NOTE 3:    ACQUISITION OF AVENTIS PHARMACEUTICALS

On March 31, 2005, Inyx USA acquired the business assets of Aventis PR from the sanofi-aventis Group for approximately $20.1 million plus acquisition transaction costs of $2.6 million. The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standard No. 141 “Business Combinations”. In connection with this acquisition, Inyx USA paid cash of approximately $19.7 million upon closing (an additional $365,000 remains payable at March 31, 2005) and incurred approximately $2.6 million in direct transaction costs. The acquisition was funded through a credit facility from the Business Credit Division of Westernbank Puerto Rico; Puerto Rico’s second largest bank, and a wholly owned subsidiary of W Holding Company, Inc. (“Westernbank”).  The Westernbank financing consists of a revolving loan, three term loans, and a mezzanine loan, in the agregate refered to as the “Westernbank Credit Facility” (See Note 10).

The purchase price was allocated to the identifiable net assets acquired including the identifiable intangible assets based on their estimated fair market values at the date of acquisition as determined by an independent valuation obtained by the Company.

The fair value of the assets acquired from the transaction totaled approximately $66 million based on independent third-party appraisals and valuations, which resulted in negative goodwill of $43.2 million. The negative goodwill was proportionately allocated over the non-current tangible and intangible assets acquired as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars)

	Fair Value of	Allocation of	Allocation of
	Assets	negative	Purchase price
	acquired	goodwill	of assets acquired

Land	$3,040	$(2,065)	$975
Building	12,700	(8,627)	4,073
Machinery and equipment	22,725	(15,436)	7,289
Computer hardware and software	269	(183)	86
Identifiable intangible assets subject to amortization:
Customer contracts	4,800	(3,260)	1,540
Identifiable intangible assets not subject to amortization:
Customer contracts renewals	20,100	(13,653)	6,447
Inventory	2,334	-	2,334
Total	$65,968	$(43,224)	$22,744

The fair values assigned to the acquired assets are based on estimates and assumptions provided and other information compiled by management, including independent valuations, that utilize established valuation techniques appropriate for the industry the Company operates in. The property, plant and equipment will be depreciated based on the Company’s existing depreciation policies. The intangible assets, which represent the value assigned to customer contracts, will be amortized on a straight line basis over three years, intangible assets which represent the value assigned to customer contract renewal is considered to have an indefinite life. The Company will assess the recoverability of the carrying value assigned to customer contract renewal on an annual basis by estimating the future net cash flows expected to result from these assets. If future cash flows are determined to be less than the carrying value of these intangibles, an impairment loss will be recorded.

Pro Forma Results

The following unaudited proforma summary information was based upon assumptions deemed appropriate by the Company and presents the financial information as if the acquisition of Aventis PR had taken place at the beginning of the periods presented. These pro forma results have been prepared for comparative purposes and are not indicative of what would have occurred had the acquisition occurred at the beginning of the periods presented nor are they indicative of future results.

The most significant pro forma adjustments reflect the new debt incurred to finance the purchase of Aventis PR and the refinancing of existing debt to Lauus Master Funds Ltd ( "Lauus Funds"); the depreciation and amortization were also adjusted to reflect the fair market values of the tangible and intangible assets acquired on March 31, 2005.

	Pro Forma For the Three Months Ended March 31,
	2005	2004
Pro forma net revenues	$6,347	$7,561
Pro forma loss from operations	$(3,125)	$(2,512)

NOTE 4:    ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	March 31, 2005 (Unaudited)	December 31, 2004
Trade receivables	$1,038	$1,849
Less allowance for doubtful accounts	(176)	(152)
	$862	$1,697

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars)

There was a bad debt expense of $24,000 and $59,000 for the three months ended March 31, 2005 and 2004, respectively.

NOTE 5:    INVENTORY, NET

Inventory is comprised of the following:

	March 31, 2005 (Unaudited)	December 31, 2004
Finished goods	$12	$107
Work in process	527	551
Raw materials	3,649	1,338
	4,188	1,996
Less provision for obsolescence	(540)	(476)
	$3,648	$1,520

NOTE 6:    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	March 31, 2005 (Unaudited)	December 31, 2004
Land	$1,521	$546
Buildings	5,132	1,059
Machinery, equipment and office furniture	10,830	3,541
Computer hardware and software	188	102
	17,671	5,248
Less accumulated depreciation	(1,044)	(898)
	16,627	4,350
Computer hardware and software under capital lease	407	407
Less accumulated amortization	(83)	(68)
	324	339

Equipment held for future use (a)	1,541	1,541
Construction in progress (b)	395	-
	$18,887	$6,230

For the three months ended March 31, 2005, depreciation of property, plant and equipment was approximately $146,000 and for the same period in 2004 it was approximately $138,000. Amortization for equipment under capital leases was approximately $15,000 and $14,000 for the three months ended March 31, 2005 and 2004, respectively.

(a) The equipment held for future use consists of a manufacturing line which the Company is in the process of developing. Management expects to incur additional costs to equip this manufacturing line for the filling and gassing of non-CFC aerosol pharmaceutical products.

(b) The construction in progress relates to costs associated with building a manufacturing line for a customer and various other ongoing projects. Management expects to incur additional costs to complete the manufacturing line for production and the various other projects estimated to be in excess of $3.0 million over the next two years. As of March 31, 2005, the Company has approximately $230,000 of outstanding commitments relating to these projects.

NOTE 7:    DEFERRED FINANCING COSTS, NET

As of December 31, 2004, deferred financing costs, net are comprised of fees related to convertible debt issued to Laurus Master Funds, Ltd (“Laurus Funds”) in 2003 and amended in 2004. All amounts due to Laurus Funds were refinanced on March 31, 2005 through the Company's new Westernbank Credit Facility. (See Note 10) The unamortized deferred financing costs of approximately $651,000 relating to Laurus Funds were charged to interest and financing costs on the Company’s consolidated statement of operations for the three months ended March 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars)

As of March 31, 2005, the deferred financing costs, net are related to the Westernbank Credit Facility and will be amortized over a three year period.

Deferred financing costs, net consist of the following:

	March 31, 2005 (Unaudited)	December 31, 2004
Deferred financing costs	$1,724	$1,027
Less accumulated amortization	(1,027)	(376)
	$697	$651

For the three months ended March 31, 2005 and 2004, the amortization of deferred financing costs approximated $651,000 and $77,000, respectively.

NOTE 8:    PURCHASED INTANGIBLE ASSETS, NET

Purchased intangible assets consist of the following:

	March 31, 2005 (Unaudited)	December 31, 2004
Intangible assets subject to amortization:
Customer Contracts (3 year life)	$1,540	$-
Customer list (12 year life)	1,280	1,280
Know-how (10 year life)	598	598
Patent (7 year life)	132	132
	3,550	2,010
Less accumulated amortization	(352)	(305)
	3,198	1,705
Intangible assets not subject to amortization:
Customer Contract renewals	6,447	-
	$9,645	$1,705

Intangible assets subject to amortization:

Purchased intangible assets are carried at cost less accumulated amortization. For the three months ended March 31, 2005 and 2004, amortization expense related to intangible assets totaled approximately $47,000, and $42,000 respectively. The aggregate estimated amortization expense for intangible assets as of March 31, 2005 for each of the following five years and thereafter is as follows:

2005	$524
2006	698
2007	699
2008	314
2009	185
Thereafter	778
Total	$3,198

Intangible assets not subject to amortization:

The intangible assets of $6.4 million which represent the value assigned to customer contract renewals is considered to have an indefinite life. The Company will assess the recoverability of the carrying value assigned to customer contract renewal on an annual basis by estimating the future net cash flows expected to result from these assets. If future cash flows are determined to be less than the carrying value of these intangibles, an impairment loss will be recorded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars)

NOTE 9:    DEFERRED REVENUES

On March 31, 2005, the Company received an advance of $3.5 milion from Aventis PR for strategic and business development activities to be carried out by the Company in 2005, in collaboration with Aventis PR and it's parent Company sanofi-aventis. This amount was classified as deffered revenue and will be recognized into income as revenue is earned.

Deferred revenues of $108,000 at December 31, 2004 related to an advance from Stiefel Laboratories, Inc. (“Stiefel”) for services that were carried out during the first three months of 2005.

NOTE 10:    LONG-TERM DEBT, NET OF CURRENT PORTION

Long-term debt, net of current portion consists of the following:

	March 31, 2005 (Unaudited)	December 31, 2004
Prime + 1% Secured Revolving loan due to Westernbank	$2,423	$-
Prime + 2% Secured Term Promissory Note B issued to Westernbank	14,200	-
Prime + 2% Secured Term Promissory Note C issue to Westernbank	11,800	-
15% Term loan D Promissory Note issued to Westernbank	5,000	-
Revolving line of credit due to Laurus Funds, net of debt discount of $0 at March 31, 2005 and $740,000 at December 31, 2004, paid from proceeds of Westernbank on March 31, 2005	-	6,368
7% convertible term note due to Laurus Funds, collateralized by accounts receivable and other assets of the Company, net of debt discount of $0 at March 31, 2005 and $692,000 at December 31, 2004, paid from proceeds of Westernbank on March 31, 2005	-	4,027
Uncollateralized 6% convertible promissory note due to customer,	4,013	4,013
Uncollateralized 7% to 18% demand notes due to stockholders and various executives of the Company, principal and interest due on demand	683	150
Capital lease obligations, due to financial institutions, collateralized by software and equipment, due in monthly installments of $14,000 including interest of 10% to 27%, through 2006	185	227
	38,304	14,785
Less debt refinanced, net of discount	-	(10,395)
Less current portion	(9,008)	(4,277)
Long-term debt, net of current portion	$29,296	$113

On March 31, 2005 the Company obtained a new non-dilutive asset based secured credit facility from Westernbank Puerto Rico totaling $46 million. The facility is comprised of a revolving loan (the “Revolver”) of up to $10 million for purposes of working capital, a series of three term loans (Term loan “A”, “B” and “C”) amounting in aggregate to up to $31 million for purpose of refinancing the indebtedness to Laurus Funds and purchasing the assets of Aventis PR, and a mezzanine loan (Term loan “D”) of up to $5 million for the purpose of funding construction or new equipment. The revolver is secured by the eligible receivables and inventory. The term notes are collateralized by substantially all the property of the Company and its subsidiaries whether now owned or thereafter to be acquired. Interest is based on Westernbank’s prime rate. The prime rate at March 31, 2005 was 5.75%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars)

The Westernbank Credit Facility is automatically renewable after the initial three year period ending on March 31, 2008 on a year to year basis, unless terminated by the Company or Westernbank.

For the three months ended March 31, 2005, the Company accelerated its amortization of deferred charges of approximately $651,000, debt discount of approximately $1.4 million and recorded an early termination fee of $1.6 million related to the repayment of the debt to Lauus Funds.

NOTE 11:    NET LOSS PER SHARE

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

Accordingly, as of March 31, 2005, and December 31, 2004, the Company had common stock equivalents of approximately 25,055,687 and 25,155,687 shares respectively, related to options and warrants; and approximately 18,375,000 related to shares to be issued upon the conversion of the convertible debt at December 31, 2004. There was no convertible debt outstanding at March 31, 2005.

NOTE 12:    COMMITMENTS AND CONTINGENCIES

Leases:

The Company has commitments under various long-term operating lease agreements for various premises. For the three months ended March 31, 2005 and 2004, total rent of office space was approximately $40,000, and $36,000, respectively. In addition to rent, the Company and its subsidiaries are responsible for operating costs, real estate taxes and insurance. As of March 31, 2005, future minimum annual rental commitments under operating leases are as follows:

2005	$409
2006	418
2007	390
2008	186
2009	98
Thereafter	1,112
Total	$2,613

Legal Matters:

The Company and its subsidiaries are subject to claims and lawsuits arising in the ordinary course of business. Management, in consultation with its legal advisors, believes that the outcome of such legal matters are remote and unlikely to have a material adverse effect on the Company’s financial position or operating results.

Key Suppliers:

The Company purchases raw materials and components from a limited number of key suppliers. A loss of any one of these suppliers would have a material adverse effect on the Company’s operations.

Other:

As of March 31, 2005, the Company has approximately $230,000 of outstanding commitments related to capital projects currently in progress.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars)

NOTE 13:    SUBSEQUENT EVENTS

On April 1, 2005, the Company granted 300,000 stock options to the Company’s newly appointed Chief Financial Officer under the 2003 Stock Option Plan with an exercise price of $1.01. The options will vest over a three year period.

On April 6, 2005, our subsidiary, Inyx Pharma and Stiefel entered into a renewal of a Promissory Note originally dated March 6, 2003 payable to Stiefel in the principal amount of 2.5 million Great Britain Pounds. In connection with the refinancing, Stiefel agreed to terminate its Option to convert such debt into 4 million shares of common stock of the Company. The new Note is payable quarterly in three equal installments starting June 30, 2005. Furthermore, once the note is paid off, the cross default condition on the Manufacturing and Supply Agreement dated March 6, 2003, will be removed and a cancellation letter will be reissued on December 31, 2005. The effects of the renewal have been reflected in these financial statements.

Subsequent to March 31, 2005, the Company issued a Promissory note for $780,000 to Westernbank against the Term Loan A facility collateralized by the Company’s capital expenditures. The term loan bears interest of prime plus 2% with monthly repayments starting on July 1, 2005. Interest payments are due starting May 1, 2005.

NOTE 14:    STOCKHOLDERS’ DEFICIT

Between the period of January 14, 2005 and January 26, 2005 the Company issued 380,000 shares of its restricted common stock as payment of $304,000 of principal due under the Laurus Note. On February 28, 2005, the Company issued 300,000 five-year stock purchase warrants to Laurus in conjunction with a waiver received for any Events of Default. The fair value of the warrants was approximately $162,000 based on the Black-Scholes option pricing model with the following weighted average assumption: a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 57%, and a dividend yield of 0%. This amount was charged to interest and financing costs on the consolidated statement of operations. Subsequently, on March 31, 2005, the Company issued 1,591,504 shares of the Company’s restricted common stock valued at approximately $1.3 million as payment of certain early termination fees in connection with the repayment of all amounts due to Laurus Funds as of March 31, 2005. Such repayment amounted to approximately $12.3 million.

During the three months ended March 31, 2005, the Company recorded approximately $66,000 of additional paid-in capital resulting from stock options which vested during the period. The fair value was calculated using the Black-Scholes option pricing model with the following assumptions; a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 66%, and a dividend yield of 0%. This amount is included in general and administrative expenses in the consolidated statement of operations.

NOTE 15:    ACCUMULATED COMPREHENSIVE LOSS

The accumulated comprehensive loss reflected in the consolidated statement of changes in stockholders’ deficit and other comprehensive loss represents accumulated foreign currency translation adjustments associated with the conversion of the Company’s United Kingdom and Canadian subsidiary’s accounts to US dollars. These amounts are not adjusted for income taxes as they relate to an indefinite investment in a foreign subsidiary.

NOTE 16:    WARRANTS

During the three months ended March 31, 2005, the Company issued to Laurus Funds, 300,000 five year warrants in conjunction with a waiver received and certain amendments to the registration rights agreements with Laurus Funds. The waiver waived any Events of Default that may have occurred under the credit facility and term note due to Laurus Funds. These warrants allow the holders to purchase the Company’s common stock at a price of $0.95 per share. The fair value of these warrants was estimated using the Black-Scholes option pricing model with the following weighted average assumption: a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 57%, and a dividend yield of 0%. The value assigned to these warrants was approximately $162,000 and was charged as interest and financing costs to the Company’s consolidated statement of operations for the three months ended March 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars)

Comparatively, for the three months ended March 31, 2004, the Company issued 495,000 warrants to Laurus Funds in conjunction with a credit facility established in December 2003. These warrants allow the holders to purchase the Company’s common stock at prices ranging from $1.25 to $1.75 per share. The fair value of these warrants was estimated using the Black-Scholes option pricing model with the following weighted average assumption: a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 57%, and a dividend yield of 0%. The value assigned to these warrants was approximately $309,000 and was charged as interest and financing costs to the Company’s consolidated statement of operations for the three months ended March 31, 2004.

NOTE 17:    SUPPLEMENTAL CASH FLOW INFORMATION

	For the Three Months Ended March 31,
	2005	2004
	(Unaudited)
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$644	$28
Supplemental Disclosure of Non-Cash Financing Activities:
Issuance of 380,000 shares as payment of debt and issuance of 1,591,504 shares for payment of termination fee to Laurus Funds (conversion price $0.80 per share)	1,577	-
Issuance of stock options	66	356
Warrants issued for consulting and financing fees	162	932
Accelerated amortization of financing costs	651	-
Accelerated amortization of debt discount	1,445	-
Supplemental Disclosure of Non-Cash Investing Activities
Acquisition of property, plant and equipment, under construction in progress	275	-

UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

The following unaudited consolidated pro forma statements of operations presented herein for the three months ended March 31, 2005 and March 31, 2004 give effect to the acquisition of the business assets of Aventis PR as if the acquisition had taken place at the beginning of the periods presented.

The historical financial data is derived from the historical financial statements of both companies which were prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of the unaudited pro forma statement of operations for Aventis PR included the adjustment to back-out sales attributable to  Aventis intercompany sales and customer contracts not renewed at the date of acquisition.

The acquisition was accounted for using the purchase method of accounting. The unaudited pro forma financial data is not necessarily indicative of the operations had the acquisition taken place at the beginning of the periods presented and are not intended to project the Company’s results of operations for any future period.

The unaudited pro forma adjustments and certain assumptions are described in the accompanying notes which should be read in conjunction with this unaudited pro forma consolidated statement of operations.

Unaudited Consolidated Pro Forma Statement of Operations
For the Three Months ended March 31, 2005
(Expressed in thousands of U.S. dollars)

	Pro forma Aventis PR	Inyx, Inc.	Pro forma Adjustment		Combined Pro forma

Net Revenues	$3,670	$2,677	$-	(1)	$6,347
Cost of sales	1,981	$2,535			4,516
	1,689	142	-		1,831
Operating expenses:
Research and development	0	357			357
General and administrative	880	1,841			2,721
Selling	12	134			146
Amortization of intangibles	71	161	57	(2)	289
Depreciation and amortization	226	47	(29)	(3)	244
Total operating expenses	1,189	2,540	28		3,757

Loss from operations before interest
and financing costs and income taxes	500	(2,398)	(28)		(1,926)

Interest expense	365	4,612	(3,778)	(4)	1,199

Loss from operations before
income taxes	135	(7,010)	3,750		(3,125)

Income taxes	-	-			-

Loss from operations	$135	$(7,010)	$3,750		$(3,125)

Unaudited Consolidated Pro Forma Statement of Operations
For the Three Months ended March 31, 2004
(Expressed in thousands of U.S. dollars)

	Pro forma Aventis PR	Inyx, Inc.	Pro forma Adjustment		Combined Pro forma

Net Revenues	$3,035	$4,526	$-	(1)	$7,561
Cost of sales	1,954	$3,911			5,865
	1,081	615	-		1,696
Operating expenses:
Research and development	-	287			287
General and administrative	888	2,104			2,992
Selling	13	84			97
Amortization of intangibles	53	42	75	(2)	170
Depreciation and amortization	225	152	(28)	(3)	349
Total operating expenses	1,179	2,669	47		3,895

Loss from operations before interest
and financing costs and income taxes	(98)	(2,054)	(47)		(2,199)

Interest expense	397	1,026	(716)	(4)	707

Loss from operations before
income taxes	(495)	(3,080)	669		(2,906)

Income taxes	-	393			393

Loss from operations	$(495)	$(2,687)	$669		$(2,513)

Notes to unaudited pro forma consolidated statement of operations

Pro forma adjustments:

(1)
Aventis PR’s revenue represents all manufacturing revenues relating to the carved-out business of sanofi-aventis and was derived using the actual product volumes of the products acquired in the acquisition, extended at the newly negotiated unit prices for each one of these products.

(2)	Depreciation expense was adjusted to reflect the fair value of assets acquired as of the closing of the acquisition, based on valuations provided by a third party.

(3)	Amortization of intangible assets was recorded to reflect the amortization of purchased intangible assets subject to amortization including customer list and know-how.

(4)
For the three months ended March 31, 2005, the adjustments to interest and financing costs include the following: (i) increase to net interest expense of approximately $47,000 resulting from incurrence of new indebtedness to fund the acquisition and cancellation of prior debt; (ii) write off of previously deferred financing costs relating to Laurus Funds debt amounting to $651,000; (iii) accretion of debt discount on the convertible debt due to Laurus Funds amounting to $1.4 million; (iv) penalty to Laurus Funds in the amount of $1.6 million for early termination of financing arrangement; and (v) $168,000 for warrants issued to Laurus Funds for a waiver on Events of Default; For the three months ended March 31, 2004, the adjustments to interest and financing costs include the following: (i) increase to net interest expense of approximately $107,000 resulting from incurrence of new indebtedness to fund the acquisition and cancellation of prior debt; (ii) adjustment to reverse the write off of previously deferred financing costs relating to Laurus Funds debt amounting to $77,000; (iii) adjustment to reverse the amortization of debt discount on the convertible debt due to Laurus Funds amounting to $157,000; and (iv) $589,000 for the beneficial conversion on the convertible debt due to Laurus Funds.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

General

Inyx, Inc. (“Inyx”, “we”, “us”, “our”, or the “Company”) through its wholly-owned subsidiaries, Inyx Pharma Limited (“Inyx Pharma”), Inyx Canada Inc. (“Inyx Canada”), and Inyx USA Ltd. (“Inyx USA”) is a specialty pharmaceutical company. We focus our expertise on the development and manufacturing of prescription and over-the-counter (“OTC”) aerosol pharmaceutical products and drug delivery technologies for the treatment of respiratory, allergy, cardiovascular, dermatological and topical conditions. Our client base primarily consists of ethical pharmaceutical corporations, branded generic pharmaceutical distributors and biotechnology companies. Although we perform some sales and marketing functions, we have limited product distribution capabilities and so we depend on our customers’ distribution channels or strategic partners to market and sell the pharmaceutical products we develop and manufacture for them.

On March 29, 2005, the Company has incorporated a wholly-owned subsidiary, Exaeris Inc., (“Exaeris”) a Delaware Corporation to manage and operate its contemplated product development and marketing activities. As of the date of this report, Exaeris had no active operations and is currently dormant.

In May  2005, the Company has incorporated a wholly-owned subsidiary, Inyx Europe Limited (“Inyx Europe”) under the laws of England and Wales, to pursue strategic and business development activities.

The Aventis PR Transaction

On March 31, 2005, through our wholly-owned subsidiary, Inyx USA, we acquired the business assets of Aventis PR from Aventis Pharmaceuticals, Inc. (“Aventis Pharmaceuticals”) a subsidiary of Aventis Pharmaceuticals, part of the  the sanofi-aventis group, for approximately $22.7 million, including incremental transaction costs of $2.6 million. Aventis PR is a pharmaceutical manufacturing operation producing dermatological, respiratory and allergy products. Aventis PR manufactured pharmaceutical products in accordance with a contract manufacturing agreement with its parent company, Aventis Pharmaceuticals.

Consolidated Results

The accompanying consolidated financial information includes the accounts of Inyx and its wholly-owned subsidiaries, Inyx Pharma Limited, incorporated under the laws of England and Wales; Inyx Canada, Inc., formed as a federally incorporated Canadian corporation; Inyx USA, Ltd., incorporated under the laws of Isle of Man; and Inyx Realty, Inc. (“Inyx Realty”), a Florida corporation owned by the Company through April 14, 2004. All intercompany accounts and transactions have been eliminated in consolidation.

For the Three Months Ended March 31, 2005 and 2004

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

Net revenues for the three months ended March 31, 2005 were approximately $2.7 million as compared to net revenues of approximately $4.5 million for the three months ended March 31, 2004. Net revenues decreased by $1.8 million or approximately 41% for the comparative three months. Net revenues for the three months ended March 31, 2005 were impacted by several factors. There were product quality issues with one of our major can suppliers during the month of January that have led to a delay in the supply of cans required by a number of our key customers in the saline, hydrocarbon and oral spray product areas. As a result of the delay of the supply of products to these customers, approximately $2.0 million in anticipated first quarter revenues have been delayed into the third quarter this year. The quality issues with our can supplier have now been rectified by that vendor. In addition, there were delays in two major client contracts originally expected to respectively, start at the beginning of 2005 which did not commence because these clients did not receive their required product regulatory approvals as anticipated. These delayed contracts are now scheduled to start production in the third and fourth quarters of 2005, respectively. We expect these contracts to create approximately $4 million in revenues in the second half of the year.

For the three months ended March 31, 2005, our three top customers accounted for approximately $1.4 million or approximately 51% of our total net revenues. During this period, these three customers were Generics UK Ltd. (“Generics UK”), part of the Merck Generics group of companies, accounting for approximately $662,000 in net revenues or approximately 25% of total revenues; Laboratoria Aldo-Union (“Aldo-Union”), accounting for approximately $357,000 in net revenues or approximately 13% of total revenues; and Advanced Medical Optics, Inc. (“AMO”) accounting for approximately $350,000 in net revenue or approximately 13% of total revenues.

For the three months ended March 31, 2004, our three largest customers accounted for approximately $2.6 million in net revenues or approximately 58% of total net revenues. During the three months ended March 31, 2004, our top three customers were the Merck Generics group of companies (“Merck Generics”), a large international generic drug marketing and distribution company, accounting for approximately $1.6 million in net revenues or approximately 35% of total net revenues; Genpharm Inc. (“Genpharm”), accounting for approximately $661,000 in net revenues or approximately 15% of total net revenues; and SSL International Plc (“SSL”), accounting for approximately $422,000 in net revenues or approximately 9% of total net revenues. These customers were affected by the noted component quality issues during the three months ended March 31, 2005.

As noted above, a delay in the production for any one of our top three clients or the loss of any such client would have a material adverse affect on our revenues and profitability opportunities. As part of our strategic growth objectives, we continue to broaden our customer base and distribution channels to mitigate the risk of our economic dependence on any one client.

In addition, as a result of our acquisition of Aventis PR on March 31, 2005, we have broadened our business base including adding a number of new clients. These include Kos Pharmaceuticals, Inc., that we expect will be our largest client, and sanofi-aventis that we expect will still have production requirements from the Puerto Rico manufacturing site we acquired from them.

Also, we believe our expertise in converting from CFC to CFC-free aerosol pharmaceuticals, particularly the production of hydrolfuoroalkane (“HFA”) non-ozone-depleting aerosol pharmaceutical products, should generate increasing business as the Montreal Protocol continues to be implemented around the world.

COST OF GOODS SOLD

Cost of goods sold is associated with manufacturing and development revenues and includes materials, labor, factory overheads and technical affairs, including quality control and quality assurance regulatory support functions.

Cost of sales for the three months ended March 31, 2005 amounted to approximately $2.5 million or approximately 95% of net revenues. In comparison, for the three months ended March 31, 2004, cost of goods sold amounted to approximately $3.9 million, or approximately 86% of net revenues of $4.5 million.

The cost of goods sold as a percentage of revenues is consistently high in the comparative periods due to the following factors:

(1) A lower than required manufacturing capacity utilization has continued into 2005 as it has taken us time during 2005 to start-up two major client projects due to their own required regulatory approvals for new CFC-free (or HFA) metered dose inhaler products to be distributed in Europe, and the normal production commissioning and validation processes involved in the pharmaceutical manufacturing industry. We expect our cost of goods sold to be reduced as these projects are ramped up to full production by the end of 2005. With more volume throughput at our manufacturing facility, we can absorb more overhead costs and therefore reduce our manufacturing costs.

(2) The noted delay in the supply of cans from a key vendor in the first quarter of 2005, has led to less than expected manufacturing capacity utilization which has led to less overhead absorption and a concomitant increase in cost of goods sold.

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

GROSS PROFIT

Gross profit for the three months ended March 31, 2005 amounted to approximately $142,000 on net revenues of $2.7 million or approximately 5% of net revenues. In comparison, gross profit for the three months ended March 31, 2004 amounted to approximately $615,000 on net revenues of approximately $4.5 million or approximately 14% of net revenues.

We believe that our gross profit will improve with the additional volume and a more favorable product mix later this year and that we can also improve our gross profit margins through the addition of our own pharmaceutical product lines, which offer greater profit margins than those provided by contract manufacturing services. Although we do not currently derive any revenues from the sale of our own products, we believe that our first proprietary product may be ready for commercial marketing by late 2005.

OPERATING EXPENSES

Our operating expenses consist of product research and development costs, general and administrative, selling, depreciation and amortization, as well as amortization of intangible assets expenses as compared to the same period in 2004.

Operating expenses for the three months ended March 31, 2005 amounted to approximately $2.5 or approximately 95% of net revenues of $2.7 million. In comparison, operating expenses for the three months ended March 31, 2004 amounted to approximately $2.7 million or approximately 59% of net revenues of $4.5 million.

The largest decrease to our operating expenses for the three months ended March 31, 2005 was a result of lower general and administrative expenses as compared to the same period in 2004.

Research and Development Costs

Research and development costs for the three months ended March 31, 2005 were approximately $357,000 or approximately 14% of our operating expenses and 13% of our net revenues. In comparison, research and development costs for the three months ended March 31, 2004 were approximately $287,000 or 11% of our operating expenses and 6% of our net revenues.

As part of our strategy to evolve into a specialty pharmaceutical company with its own proprietary products, we have started to incur research and development costs as part of our operating expenses. These costs include intellectual property development costs, salaries for required technical staff, fees to consultants and costs associated with the use of external laboratory facilities as may be required. We believe that even though research and development costs may increase our operating expenses in the short term; in the long term, these costs should be offset by the higher profit margins derived from the manufacturing and sale of our own proprietary products as compared to the operating margins of our contract manufacturing services. We plan to distribute our proprietary products through our own customers’ distribution channels or in collaboration with other strategic marketing partners.

We are focusing our research and development efforts on inhalation-therapy drug delivery devices and methods, and generic prescription and over-the-counter aerosol pharmaceutical products for respiratory, dermatological and topical, and cardiovascular applications. We also believe that we can enhance our competitive position through the acquisition of regulatory-approved pharmaceutical products and drug delivery devices for respiratory, dermatological, topical and cardiovascular medication applications or such products in development, including those through the acquisition of other pharmaceutical companies. As noted above, one such example is our recent acquisition of a lipid-binding matrix for delivering incompatible or unstable drug substances. We plan to use this technology to develop our own proprietary metered dose inhalers (“MDIs”) for the treatment of asthma and other respiratory diseases, as well as across a broad-spectrum of other inhalation-therapy treatments including acute and chronic pain management.

At this time, we have not commercialized any of our own proprietary products although we do have a number of aerosol pharmaceutical products already under development or in late planning stages. These consist of single molecule and combination HFA respiratory inhalants, non-CFC propelled oral sprays for cardiovascular ailments, wound irrigation and cleansing sprays utilizing novel barrier technologies, and anti-inflammatory nasal pumps. Our initial two proprietary products, a wound-care spray and an anti-inflammatory nasal pump, are expected to be ready for commercial marketing in late 2005.

General and Administrative Expenses

Our General and Administrative expenses include corporate overhead costs, administrative support, business and corporate development as well as support costs incurred by our wholly owned subsidiaries.

General and administrative expenses amounted to approximately $1.9 million or 69% of net revenues of $2.7 million for the three months ended March 31, 2005 compared to general and administrative expenses of approximately $2.1 million or approximately 46% of net revenues of $4.5 million for the three months ended March 31, 2004.

The general and administrative expenses for the three month ended March 31, 2005 included costs related to the acquisition of Aventis PR amounting to approximately $300,000. These costs were offset by lower insurance, legal and consulting costs of approximately $170,000, lower investor relations and communications costs of approximately $72,000 and an increase in the foreign exchange gain of approximately $140,000.

As we continue to implement our corporate development and growth strategy, we expect to incur additional administrative costs due to the addition of senior business and financial executives to our management team. We believe that as we grow our business and begin to introduce our own proprietary products, that we believe will have better margins than the contract development and manufacturing fees that we presently receive from our customers, we can offset these administrative incremental costs on a long-term basis.

Selling Expenses

Selling expenses consists primarily of salaries, commissions and marketing costs associated with the commercial, and sales and marketing arm of our business. Although we perform some sales and marketing functions, presently such activities are primarily focused on expanding our pharmaceutical aerosol manufacturing business with existing or potential clients.

Selling expenses were approximately $134,000 or approximately 5% of net revenues of $2.7 million for the three months ended March 31, 2005 compared to $84,000 or approximately 2% of net revenues of approximately $4.5 million for the three months ended March 31, 2004.

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

Depreciation and amortization expenses were approximately $161,000 or 6% of net revenues of $2.7 million for the three months ended March 31, 2005 compared $152,000 or 3% of net revenues of approximately $4.5 million for the three months ended March 31, 2004.

Amortization of Intangible Assets

The fair values assigned to the intangible assets acquired are based on estimates and assumptions provided and other information compiled by management, including independent valuations, that utilize established valuation techniques appropriate for the industry the Company operates in.

The amortization expenses for intangible assets for the three months ended March 31, 2005 was approximately $47,000 compared to $42,000 for the three months ended March 31, 2004.

Our amortization expenses for intangible assets relates to the Company’s purchased intangible assets related to the Inyx Pharma acquisition of Miza UK’s assets; the intangible assets include Miza UK’s customer list and know-how as well as a technology patent acquired in late 2004. The customer list is amortized over a period of 12 years, know-how is amortized over 10 years and the patent is amortized over 7 years.

These intangible assets are amortized on a straight line basis over their estimated remaining useful lives in proportion to the underlying cash flows that were used in determining the acquired value.

The newly acquired intangible assets relating to the acquisition of Aventis PR will be amortized from the date of acquisition.

OPERATING LOSS BEFORE INTEREST AND FINANCING COSTS AND INCOME TAX BENEFIT

Loss from operations before interest and financing costs and income tax benefit amounted to approximately $2.4 million for the three months ended March 31, 2005 compared to a loss of $2.1 million for the three months ended March 31, 2004.

The primary reason for the operating loss for the three months ended March 31, 2005 as compared to the same period in 2004 was due to lower gross profit related to lower production volumes due to delays in customer start dates, resulting in higher unabsorbed overhead costs.

INTEREST AND FINANCING COSTS

Interest and financing costs consist of interest expense related to the long term debt as well as the amortization of the financing charges and the amortization of the debt discount associated with the fair value of the warrants issued and the beneficial conversion feature related to the financings with Laurus Master Fund, Ltd. (“Laurus Funds”).

For the three months ended March 31, 2005, interest and financing costs totaled approximately $4.6 million or 170% of net revenues of $2.7 million compared to interest and financing costs of approximately $1.0 million or 23% of net revenues of $4.5 million for the three months ended March 31, 2004.

The increase in interest and financing costs for the three months ended March 31, 2005 was attributable to the refinancing of the Laurus Funds convertible debt. As a result of the refinancing on March 31, 2005, we accelerated the recognition of the unamortized deferred charges of approximately $651,000 and unamortized debt discount of approximately $1.4 million and incurred approximately $1.6 million as a fee for early repayment. Laurus Funds was also issued 300,000 stock purchase warrants with a fair value of approximately $162,000 as compensation for a waiver received waiving any Events of Default that may occur under the convertible debt due October 29, 2006 and the revolving facility due December 30, 2006. Both of these instruments were refinanced on March 31, 2005 through Westernbank and Laurus Funds was paid in full.

Additionally, for the three months ended March 31, 2005, the Company accrued approximately $465,000 in fees related to its 2004 equity financing activities.

In addition, for the three months ended March 31, 2005, interest expense included interest related to Laurus Funds, Stiefel Laboratories, Inc. (“Stiefel”) and various other stockholders amounted to approximately $324,000.

For the three months ended March 31, 2004, interest and financing costs were approximately $1.0 million or approximately 23% of net revenues of approximately $4.5 million. The interest and financing costs included approximately $589,000 for the beneficial conversion feature on the additional debt issued during the three month period, $142,000 in amortization of debt discount related to the convertible debt to Laurus Funds, approximately $77,000 in amortization of deferred financing charges, approximately $218,000 in interest expense for the notes payable to Laurus Funds, and a convertible promissory note payable to Stiefel. In March of 2004, we received a waiver from Stiefel on the annual interest payment due to them amounting to approximately $240,000 in consideration for future product development services.

INCOME TAX BENEFIT

We did not record any provisions for United States federal or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, because it is expected that such earnings will be permanently reinvested in our foreign operations.

NET LOSS

The net loss for the three months ended March 31, 2005 was approximately $7 million or approximately 260% of net revenues of $2.7 million  compared to a net loss of $2.7 million or approximately 60% of net revenues of $4.5 million for the three months ended March 31, 2004.

The net loss for the three months ended March 31, 2005 was primarily attributed to the early repayment of the Laurus Funds convertible debt, associated termination fees and interest costs, and the lower than expected production levels at our Inyx Pharma operation. In comparison, the net loss for the three months ended March 31, 2004 was the result of low manufacturing capacity utilization due to delayed project implementation. We expect the utilization to improve as more of these projects ramp up to full production and new projects are added.

As we continue to ramp-up our business and obtain new contracts and purchase orders from existing and new customers, we believe that we can achieve profitability and have positive cash flows from the operations we acquired, once we fully integrate and develop our current and newly acquired business and establish ourselves as a specialty pharmaceutical company.

In addition, as a result of our acquisition of Aventis PR on March 31, 2005, we have broadened our business base including adding a number of new clients. These include Kos Pharmaceuticals, Inc., that we expect will be our largest client, and sanofi-aventis that we expect will still have production requirements from the Puerto Rico manufacturing site we acquired from them. We expect our profitability opportunities to improve with a more favourable product mix.

LIQUIDITY AND CAPITAL RESOURCES

General

We are financing our operations primarily through credit facilities, revenues from multi-year contract manufacturing and product development contracts and purchase orders, sale of equity securities, stockholder loans and capital lease financing.

As of March 31, 2005, we had approximately $51.7 million in contractual obligations that are due through 2019. These financial obligations include both short-term and long-term debt interest and principal repayments, and amounts owed for operating leases.

As of March 31, 2005, our current assets, including cash and cash equivalents, accounts receivable, inventory and other current assets amounted to approximately $8.9 million. Current liabilities amounted to approximately $20.1 million and include approximately $7.6 million in accounts payable and other current liabilities, $3.5 million in deferred revenues and approximately $9 million for the current portion of our long-term debt obligations which includes approximately $2.4 million on the revolving line of credit, and $4 million due to Stiefel which was refinanced subsequent to the period end and therefore has been classified as a current liability.

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

We also continue to incur operating losses since our reverse acquisition of Inyx Pharma on April 28, 2003. For the three months ended March 31, 2005, such losses amounted to approximately $7 million. These losses are primarily as a result of low gross profit margins due to the underutilization of our manufacturing capacity, research and development costs as we continue the development of our own proprietary pharmaceutical products, interest and financing costs, and a number of business and corporate development costs including added payroll expenses, and external consulting costs and fees associated with our efforts to grow our Company and evolve into an integrated pharmaceutical company.

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

Capital Resources

On March 31, 2005 the Company obtained a new non-dilutive asset based secured credit facility from Westernbank Puerto Rico totaling $46 million. The facility is comprised of a revolving loan (the “Revolver”) of up to $10 million for purposes of working capital, a series of three term loans (Term loan “A”, “B” and “C”) amounting in aggregate to up to $31 million for purpose of refinancing the indebtedness to Laurus Funds and purchasing the assets of Aventis PR, and a mezzanine loan (Term loan “D”) of up to $5 million for the purpose of funding construction or new equipment. The revolver is secured by the eligible receivables and inventory. The term notes are collateralized by substantially all the property of the Company and its subsidiaries whether now owned or thereafter to be acquired. Interest is based on Westernbank’s prime rate.

The amounts drawn on the above credit facility on the date of closing were used to pay $19.7 million for the acquisition of the assets of Aventis PR, approximately $12.3 million was used to refinance the indebtedness due to Laurus funds, approximately $681,000 was used to pay for various acquisition transaction related costs and approximately $643,000 for financing costs.

The revolver has a three year term and bears interest at the Westernbank prime rate plus 1.0%. The availability on the Revolver is based on a percentage of our accounts receivable, unbilled finished good inventory and raw and in-process inventory. The first three term loans bear interest at the Westernbank prime rate plus 2.0% payable monthly, with monthly principle repayments commencing on July 1, 2005 through maturity. The mezzanine term loan bears interest at the rate of 15.0% with monthly principal payments commencing on July 1, 2005 through maturity.

In connection with the Company's repayment of the $12.3 million Credit Facility with Laurus Funds, all of the liens and security interest in the assets of Inyx Pharma, Ltd held by Laurus Funds were unconditionally released and transferred to Westernbank Puerto Rico pursuant to the Release Agreement dated March 31, 2005.

On March 31, 2005, the Company received a $3.5 million advance from Aventis PR for strategic and business development activities to be carried out by the Company during 2005. This amount was recorded as deferred revenues on the Company’s consolidated balance sheet and will be recognized into income as revenue is earned.

We expect to meet our short term liquidity requirements through net cash provided by operations and borrowings under the Debt Agreement with Westernbank. We believe that this source of cash will be sufficient to meet the Company’s operating needs and planned capital expenditures for at least the next twelve months.

Analysis of Cash Flows

For the Three Months Ended March 31, 2005 and 2004

At March 31, 2005, we had cash of approximately $3.3 million as compared to cash of $753,000 at March 31, 2004.

Cash Flows from Operating Activities for the Three Months Ended March 31, 2005

The net cash generated by operating activities for three months ended March 31, 2005 was approximately $4.0 million compared to cash utilization of approximately $3.2 million for the three months ended March 31, 2004.

For the three months ended March 31, 2005, the net cash generated in operating activities included a net loss of $7 million adjusted for non-cash charges totaling $4.2 million consisting primarily of $2.1 million of amortization of financing cost and debt discounts, $1.6 million due to the issuance of equity securities as compensation of interest and penalties to Laurus Funds, and $0.2 million of depreciation and amortization, an additional $64,000 provision for inventory obsolescence and $90,000 of all other changes. Working Capital changes generated a net $7 million with uses generated by reductions to prepaid and increased inventories offset by an increase in accounts payable and accrued liabilities as well as $3.5 million in deferred revenues attributable to business development activities with sanofi-aventis, and a decrease in accounts receivable.

The net cash used in operating activities for the three months ended March 31, 2004 amounted to approximately $3.1 million. Our net cash used in operations was primarily the result of a $2.7 million net loss from continuing operations of the business, adjusted by non-cash charges including depreciation and amortization of approximately $1.1 million, a reserve for bad debts and obsolete inventory amounting to approximately $450,000, and net securities issuance costs of approximately $430,000. These non-cash charges were offset by a deferred income tax asset of approximately $390,000, consisting of a net operating loss carried forward. Working capital changes reducing cash flow from operations were due to increases to our inventory amounting to approximately $210,000, and an increase to our prepaid deposits and other current assets amounting to approximately $1.3 million, resulting from increasing new sales and business development activities. Working capital changes increasing cash flow from operations were due primarily to a decrease of accounts receivable of approximately $200,000, an increase in accounts payable and accrued liabilities of approximately $135,000 and a decrease in deferred revenue totaling approximately $190,000.

Cash Flows from Investing Activities for the Three Months Ended March 31, 2005

The net cash used in investing activities for the three months ended March 31, 2005 amounted to approximately $22.9 million compared to approximately 58,000 for the comparative period in 2004.

For the three months ended March 31, 2005, $22.7 million of the capital expenditures related to property, plant and equipment as well as purchased intangibles acquired by Inyx USA in the Aventis PR transaction completed on March 31, 2005 and approximately $120,000 related to construction in progress costs in preparation for a new customer contract to be serviced from our newly acquired Puerto Rico plant.

For the three months ended March 31, 2004, we spent approximately $58,000 on the acquisition of office equipment and computers.

Cash Flows from Financing Activities for the Period Ended December 31, 2004

For the three months ended March 31, 2005, the net cash provided by financing activities approximated $21.7 million compared to approximately $3.2 million for the three months ended March 31, 2004.

The proceeds for the three months ended March 31, 2005 included $34 million from the issuance of debt compared to $3.2 million for the three months ended March 31, 2004. The borrowings were offset by the repayment of short-term and long-term debt and financing fees totaling approximately $12.5 million for the three months ended March 31, 2005 and 34,000 for the three months ended March 31, 2004.

External Sources of Liquidity

Financing Activities

On March 31, 2005 the Company obtained a new non-dilutive asset based secured credit facility from Westernbank totaling $46 million. On March 31, 2005, we drew approximately $33.4 million under the facility. The facility is comprised of a Revolving loan of up to $10 million for purposes of working capital, a series of three term loans amounting in aggregate to up to $31 million for purposes of refinancing the indebtedness to Laurus Funds and purchasing the assets of Aventis PR, and a Mezzanine loan of up to $5 million of purposes of funding construction or new equipment. The facility is collateralized by all the property of the Company and its subsidiaries whether now owned or acquired hereafter.

As of March 31, 2005, we have availability of $7.6 million under the revolver and $5 million under the term loan A for capital expenditures.

The revolver has a three year term and bears interest at the Westernbank prime rate plus 1.0%. The availability on the Revolver is based on a percentage of our accounts receivable, unbilled finished good inventory and raw and in-process inventory. The first three term loans bear interest at the Westernbank prime rate plus 2.0% with monthly repayments commencing on July 1, 2005 through maturity. The mezzanine term loan bears interest at the rate of 15.0% with monthly principal payments commencing on July 1, 2005 through maturity.

In connection with the Company's repayment of the $12.3 million Credit Facility with the Laurus Funds, all of the liens and security interest in the assets of Inyx Pharma, Ltd held by Laurus Funds were unconditionally released and transferred to Westernbank Puerto Rico pursuant to the Release Agreement dated March 31, 2005.

Certain Indebtedness and Other Matters

Inyx Pharma had received a working capital credit facility in the form of an unsecured convertible debt instrument (the “Stiefel Loan”) from one of its customers, Stiefel Laboratories, Inc. (“Stiefel”). Headquartered in Coral Gables, Florida, Stiefel is a privately held pharmaceutical company which has a number of domestic and international operations.

The principal amount of the Stiefel Loan is approximately $4 million, and was due on March 6, 2007, however was renewed by the Company on April 6, 2005. The new terms on the Stiefel Loan include the repayment of the entire loan in three equal installments starting on June 30, 2005 and the termination of its Option to convert their debt into 4 million shares of the Company’s stock. Furthermore, once the note is paid off, the cross default condition on the Manufacturing and Supply Agreement dated March 6, 2003, will be removed and a cancellation letter will be issued on December 31, 2005. As of March 31, 2005, the outstanding amount owed under the Stiefel Loan totaled approximately $4.2 million in principal and interest.

In addition to our credit facilities, as noted above, our Company’s stockholders have periodically advanced and received repayment of funds loaned to the Company. We have utilized such stockholder loans to support operations, settle outstanding trade accounts payable, and for general working capital purposes. Such loans are usually advanced on a short-term basis. As of March 31, 2005, the outstanding amount owned to such stockholders was approximately $642,000 in principal and interest.

As of March 31, 2005, we have capital lease obligations amounting to approximately $185,000 for two capital leases. These leases include computer equipment and copier. The major component of these capital lease costs is our new business information technology system, the Sage 500 Management Information System (Sage 500 MIS), which has now become operational. The lease for the Sage 500 MIS will expire by 2006 and is guaranteed by our Chairman/CEO.

For the three months ended March 31, 2005, interest and financing costs amounted to approximately $4.6 million, which included the write-off of deferred charges, debt discount, an early termination penalty and additional warrants issued to Laurus Funds totaling approximately $3.8 million and approximately $465,000 in fees related to the Company's equity financing activities. The normalized interest expense for the period was approximately $324,000 for the notes payable to Laurus Funds, Stiefel, and the short-term loans obtained by the Company. The weighted average interest rate paid on the gross outstanding debt during the year was approximately 7.7%.

In comparison, for three months ended March 31, 2004, the total amount of interest expensed on all of our Company’s borrowings amounted to approximately $1.0 million. This amount of interest consisted of approximately $215,000 of interest paid and $811,000 of interest accrued. For the three months ended March 31, 2004, the weighted average interest rate paid on gross outstanding debt during the year was approximately 6.7%.

Capital Expenditures

For the three months ended March 31, 2005, the capital expenditures related primarily to the acquisition of tangible and intangible identifiable assets from Aventis PR, which was completed on March 31, 2005.

On a short-term basis, recent equity financings and customer funding have provided us with sufficient capital to fund our immediate capital expenditure plans.

Commencing in the second half of 2005, we will require an additional $5.0 million in funding over twenty four months for capital expenditures, in order to improve our pharmaceutical manufacturing technologies, production capabilities, and plant quality and safety systems so that we are able to pursue expanding commercial and product manufacturing opportunities with existing and potential multinational pharmaceutical and biotechnology clients. Our new credit facility with Westernbank provides for up to $5.0 million in funding new capital equipment purchases

On a longer term basis, in order to continue to strengthen our position in the pharmaceutical aerosol sector, we will require further capital expenditures to enhance our aerosol manufacturing and quality control systems at our manufacturing facilities. We estimate that on a longer term basis we will require approximately $15 million over 5 years for such expenditures. These include expenditures for new filling and packaging equipment and production facility enhancements to improve our capabilities to introduce new pharmaceutical aerosol products for increasing market opportunities in the respiratory sector including dry powder inhaler manufacturing technology and isobutene filling capabilities . Planned investments will also be to support the maintenance of our facilities to meet ongoing regulatory compliance requirements, including adherence to good manufacturing practice, and the health, safety and environmental aspects of our pharmaceutical operations.

Future Commitments

As of March 31, 2005, we have commitments under various long-term lease agreements for premises including those for our office and development and production facilities. These property leases range from one to fifteen years depending on the specific property. We also have a number of operating and capital leases for office equipment, fork lifts and staff automobiles in the United Kingdom.

As of March 31, 2005, we had operating lease contractual obligations totaling approximately $2.6 million due to various vendors over the next ten years.

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

Item 3. Quantitative and qualitative Disclosure About Market Risk

In the ordinary course of our business we could be subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements as borrowings under our credit facilities bear interest based on prime rate and foreign currency fluctuations as we have operations in the United Kingdom. We continuously assess these risks and have established policies and procedures to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future. We neither hold nor issue financial instruments for trading purpose.

Interest Rate Risk. The carrying value of long-term debt at March 31, 2005, including current maturities approximated $31 million. A hypothetical 1% increase in the prime interest rates applicable to our long-term debt at March 31, 2005, would be approximately $217,000 or 9.5% of the carrying value.

Foreign Exchange Rate Risk. Our functional currency is the U.S. Dollar, the financial statements of the Company’s operating subsidiaries with a functional currency other than U.S. dollars are translated into U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated at period-end exchange rates while revenue and expenses are translated at the period’s average exchange rates. Adjustments resulting from these translations are accumulated and reported as a component of accumulated other comprehensive loss in stockholders’ equity. In 2004, more than 80% of our consolidated sales were realized in Great Britain pounds (including a Canadian customer), the balance of the consolidated sales were to customers in the European Union and realized in Euros. While we incur expenses in those currencies, the impact of these expenses does not fully offset the impact of currency exchange rates on our revenues. As a result, currency exchange rate movements can have a considerable impact on our earnings. For the three month period ended March 31, 2005 a hypothetical 1% increase in the exchange rates between the British pound and the U.S. dollar would have an impact of approximately $27,000 or a 1.01% reduction to gross profits.

We do not currently engage in any hedging activities designed to stabilize the risks of foreign currency fluctuations. However, we intend to implement hedging transactions in the future. Such fluctuations could adversely affect the value of our revenues and the results of our operations stated in U.S. Dollars.

Item 4. Controls and Procedures

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

PART II — OTHER INFORMATION

Item 2. Unregistered sales of equity securities

The following securities were issued in the first quarter ended March 31, 2005 pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder and not otherwise reported on Form 8-K.

Between the period of January 14, 2005 and January 26, 2005,the Company issued 380,000 shares of the Company’s restricted common stock, par value $.001 per share to Laurus Funds, the holders of the Convertible Note due 2006, for the conversion of $304,000 of principal amounts owed under the Laurus Note. The Laurus Note has a conversion price of $0.80 per share.

On February 28, 2005 the Company granted 300,000 five-year stock purchase warrants to purchase 300,000 shares of the Company’s common stock at a price of $0.95 per share, to Laurus Funds in conjunction with a waiver and certain amendments to the registration rights agreements with Laurus Funds.

On March 31, 2005 the Company issued 1,591,504 shares of the Company’s restricted common stock as payment for certain early termination fees in connection with the repayment of all amounts due to Laurus Funds as of March 31, 2005, including the repayment of the 7% Convertible Note and the borrowings under the Laurus Facility.

Item 6. Exhibits

21.1	Subsidiaries of Registrant

31.1	Certification by CEO pursuant to 18 USC Section 1350 as adopted by

Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to 18 USC Section 1350 as adopted by

Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 USC Section 1350 as adopted by

Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 USC Section 1350 as adopted by

Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2005

INYX, INC.

By:	/s/ John Hamerski
John Hamerski, Vice President and CFO