Form 10-Q/A
period 2005-03-31
INYX INC
filed 2005-07-25
CIK 1114241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Inyx, Inc. (the "Company") is filing this Amended Form 10-Q (the "Amended Form 10-Q/A") to restate Items 1 and 2 of Part I contained in the Company's Quarterly Report on Form 10-Q (the "Original Form 10-Q") for the first quarter ended March 31, 2005 as originally filed with the Securities and Exchange Commission on May 23, 2005. This Amended Form 10-Q/A reflects restatements of the previously published unaudited consolidated financial statements as of March 31, 2005 and related changes in the Management's Discussion and Analysis of Financial Condition and Results of Operations resulting from the matters discussed below.

The restatement resulted from the Company reviewing its original assumption of the useful life of certain non-contractual customer relationships acquired upon the acquisition of the business assets of Aventis Pharmaceuticals, Puerto Rico, Inc. Management concluded that such customer relationships should be assigned a useful life of ten years. Accordingly, management adjusted its purchase price allocation to the fair values of the identifiable tangible and intangible assets acquired based on third party appraisals and valuations. The intangible assets relating to customer relationship will be amortized on an accelerated ten year basis. (See Note 3 and Note 8).

This Amended Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the Original Form 10-Q, except as required to reflect the effects of the noted restatements. Additionally, this Amended Form 10-Q/A and the Original Form 10-Q is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission. In addition, the filing on this Amended Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted a material fact necessary to make a statement made therein not misleading.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004;	F-2

Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004;	F-3

Consolidated Statements of Cash Flows for three months ended March 31, 2005 and 2004;	F-4

Notes to Consolidated Financial Statements	F-5

 INYX, INC.
Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except for share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash	$3,277	$336
Accounts receivable, net	862	1,697
Inventory, net	3,648	1,520
Prepaid expenses and other current assets	1,144	2,571
Total current assets	8,931	6,124
Property, plant and equipment, net	19,502	6,230
Deferred financing costs, net	697	651
Other assets	29	45
Purchased intangible assets, net	9,030	1,705
	29,258	8,631
Total assets	$38,189	$14,755

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$4,578	$4,091
Accrued expenses and other current liabilities	3,106	1,636
Deferred revenues	3,500	108
Debt refinanced, net of discount	-	10,395
Current portion of long-term debt	9,008	4,277
Total current liabilities	20,192	20,507
Long-term debt, net of current portion	29,296	113
Total liabilities	49,488	20,620

Commitments and contingencies

Stockholders' deficit:
Preferred stock - $0.001 par value, 10,000,000 shares
authorized -0- shares issued and outstanding	-	-
Common stock - $0.001 par value, 150,000,000 shares
authorized, 39,983,983 shares issued and outstanding
at March 31, 2005; 38,012,479 shares issued and
and outstanding at December 31, 2004	40	38
Additional paid-in capital	26,996	25,275
Accumulated deficit	(37,344)	(30,334)
Subscriptions receivable	(343)	(343)
Accumulated other comprehensive loss -
foreign currency translation adjustment	(648)	(501)
Total stockholders' deficit	(11,299)	(5,865)

Total liabilities and stockholders' deficit	$38,189	$14,755

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

 INYX, INC.
Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net loss for the period	$(7,010)	$(2,687)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	161	152
Amortization of financing costs and debt discount	2,096	823
Amortization of intangible assets	47	42
Deferred tax asset	-	(393)
Issuance of stock for termination fees and conversion of debt	1,577	-
Reserve for inventory obsolescence	64	386
Provision for bad debts	24	59
Stock option compensation	66	66
Warrants issued for financing & consulting fees	162	-
Issuance of shares for exercise of stock options	-	290
Subscription receivable	-	(293)
Changes in assets and liabilities:
Decrease in accounts receivables	811	46
(Increase) decrease in inventory	142	(212)
(Increase ) decrease in prepaid and other current assets	1,427	(1,308)
(Increase) in deferred financing costs	(697)	(107)
Decrease in other assets	16	-
Increase in accounts payable and accrued liabilities	1,682	135
Increase (decrease) in deferred revenues	3,392	(191)
Net cash provided by (used in) operating activities	3,960	(3,192)

Cash flows from investing activities:
Purchase of property, plant and equipment	(120)	(58)
Acquisition of Aventis Pharmaceuticals, Puerto Rico	(22,744)	-

Net cash used in investing activities	(22,864)	(58)

Cash flows from financing activities:

Borrowings under revolving line of credit, net of fees	2,423	3,206
Proceeds from issuance of long term debt to Westernbank	29,187	-
Proceeds from issuance of long term debt (current portion) to Westernbank	1,813	-
Repayment of long term debt and revolving line of credit to Laurus Funds	(10,395)	-
Payment of fees on long-term debt and revolving line of credit to Laurus Funds	(1,739)	-
Proceeds from issuance of demand notes to shareholders	600	-
Repayment of demand notes to shareholders	(67)	-
Cost of registering stock (SB2 registration)	(82)	-
Repayment of capital lease obligation	(42)	(34)

Net cash provided by financing activities	21,698	3,172

Effect of foreign exchange rate changes
on cash and cash equivalents	147	35

Increase (decrease) in cash	2,941	(43)

Cash at beginning of period	336	796

Cash at end of period	$3,277	$753

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

The purchase price was allocated to the identifiable net assets acquired including the identifiable intangible assets based on their estimated fair market values at the date of acquisition as determined by the Valuation Services Practice of BearingPoint, Inc.

The fair value of the assets acquired from the transaction totaled approximately $62.9 million based on independent third-party appraisals and valuations, which resulted in negative goodwill of $40.2 million. The negative goodwill was proportionately allocated over the non-current tangible and intangible assets acquired as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars)

	Fair Value of	Allocation of	Allocation of
	Assets	negative	Purchase price
	acquired	goodwill	of assets acquired

Land	$3,040	$(2,017)	$1,023
Building	12,700	(8,425)	4,275
Machinery and equipment	22,725	(15,076)	7,649
Computer hardware and software	269	(178)	91
Identifiable intangible assets
Customer contracts	4,800	(3,184)	1,616
Customer relationships	17,100	(11,344)	5,756

Inventory	2,334	-	2,334
Total	$62,968	$(40,224)	$22,744

The fair values assigned to the acquired assets are based on estimates and assumptions provided and other information compiled by management, including independent valuations, that utilize established valuation techniques appropriate for the industry in which the Company operates. The property, plant and equipment will be depreciated based on the Company’s existing depreciation policies. The intangible asset, which represents the value assigned to customer contracts, will be amortized on a straight line basis over three years. The intangible asset which represents the value assigned to customer relationships will be amortized using the declining balance method of accelerated amortization over ten years.

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

The most significant pro forma adjustments reflect the new debt incurred to finance the purchase of Aventis PR and the refinancing of existing debt to Lauus Master Funds Ltd ( "Laurus Funds"); the depreciation and amortization were also adjusted to reflect the fair market values of the tangible and intangible assets acquired on March 31, 2005.

	Pro Forma For the Three Months Ended March 31,
	2005	2004
Pro forma net revenues	$6,347	$7,561
Pro forma loss from operations	$(3,405)	$(2,793)

NOTE 4:    ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	March 31, 2005 (Unaudited)	December 31, 2004
Trade receivables	$1,038	$1,849
Less allowance for doubtful accounts	(176)	(152)
	$862	$1,697

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars)

There was a bad debt expense of $24,000 and $59,000 for the three months ended March 31, 2005 and 2004, respectively.

NOTE 5:    INVENTORY, NET

Inventory is comprised of the following:

	March 31, 2005 (Unaudited)	December 31, 2004
Finished goods	$12	$107
Work in process	527	551
Raw materials	3,649	1,338
	4,188	1,996
Less provision for obsolescence	(540)	(476)
	$3,648	$1,520

NOTE 6:    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	March 31, 2005 (Unaudited)	December 31, 2004
Land	$1,569	$546
Buildings	5,334	1,059
Machinery, equipment and office furniture	11,190	3,541
Computer hardware and software	193	102
	18,286	5,248
Less accumulated depreciation	(1,044)	(898)
	17,242	4,350
Computer hardware and software under capital lease	407	407
Less accumulated amortization	(83)	(68)
	324	339

Equipment held for future use (a)	1,541	1,541
Construction in progress (b)	395	-
	$19,502	$6,230

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars)

As of March 31, 2005, the deferred financing costs, net are related to the Westernbank Credit Facility and will be amortized over a three year period.

Deferred financing costs, net consist of the following:

	March 31, 2005 (Unaudited)	December 31, 2004
Deferred financing costs	$1,724	$1,027
Less accumulated amortization	(1,027)	(376)
	$697	$651

For the three months ended March 31, 2005 and 2004, the amortization of deferred financing costs approximated $651,000 and $77,000, respectively.

NOTE 8:    PURCHASED INTANGIBLE ASSETS, NET

Purchased intangible assets consist of the following:

	March 31, 2005 (Unaudited)	December 31, 2004
Intangible assets subject to amortization:
Customer Relationships (accelerated ten year life)	$5,756	$-
Customer Contracts (straight line 3 year life)	1,616	-
Customer list (straight line 12 year life)	1,280	1,280
Know-how (straight line 10 year life)	598	598
Patent (straight line 7 year life)	132	132
	9,382	2,010
Less accumulated amortization	(352)	(305)
	$9,030	$1,705

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

2005	$1,083
2006	1,428
2007	1,407
2008	979
2009	818
Thereafter	3,315
Total	$9,030

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

The Company approached Stiefel in June 2005 with a request to restructure the payments under its 6% uncollateralized Promissory Note to Stiefel. In the course of such discussions the Company did not make the first restructured note payment on June 30, 2005, and Stiefel demanded acceleration and repayment of the Note. The Company paid the June 30 installment in July 2005 and is continuing discussions with Stiefel regarding the payment terms of the balance of the note and other commercial matters between the parties, none of which have been finalized at this time.

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

Unaudited Consolidated Pro Forma Statement of Operations
For the Three Months Ended March 31, 2005
(Expressed in thousands of U.S. dollars)

	Aventis Pharmaceuticals Puerto Rico, Inc.	Adjustment(1)			Aventis Puerto Rico (acquired)	Inyx, Inc.	Pro forma Adjustments(2)			Combined

Net Revenues	$15,575	$(11,905)	(a	)	$3,670	$2,677	$-			$6,347
Cost of sales	12,242	(10,261)			1,981	2,535	-			4,516
	3,333	(1,644)			1,689	142	-			1,831

Operating expenses:
Research and development	-	-			-	357	-			357
General and administrative expenses	2,609	(1,729)			880	1,841	-			2,721
Selling expenses	-	12			12	134	-			146
Depreciation and amortization	0	71			71	161	220	(a	)	452
Amortization of intangibles	0	226			226	47	89	(b	)	362
Total operating expenses	2,609	(1,420)			1,189	2,540	309			4,038

Income(loss) from continuing operations before
interest, other and income tax benefit (expense)	724	(224)			500	(2,398)	(309)			(2,207)

Interest expense(income)	(1,159)	1,524			365	4,612	(3,779)	(c	)	1,198
Other expense (income)	7,965	(7,965)			-	-	-			-

Income (loss) from continuing operations before
income tax benefit (expense)	(6,082)	6,217			135	(7,010)	3,470			(3,405)

Income tax benefit (expense)	-	-			-	-	-			-

Net income (loss)	$(6,082)	$6,217			$135	$(7,010)	$3,470			$(3,405)

Basic and fully diluted income (loss) per share	N/A	N/A			N/A	$(0.18)	$5.04			$(0.09)
-
Weighted-average number of shares used in computing
basic and fully diluted loss per share amounts	-	-			-	38,296,035	687,948			38,983,983

Unaudited Consolidated Pro Forma Statement of Operations
For the Three Months Ended March 31, 2004
(Expressed in thousands of U.S. dollars)

	Aventis Pharmaceuticals Puerto Rico, Inc.	Adjustments(1)			Aventis Puerto Rico (acquired)	Inyx, Inc.	Pro forma Adjustment(2)			Combined

Net Revenues	$17,761	$(14,727)	(a	)	$3,034	$4,526	$-			$7,560
Cost of sales	12,677	(10,723)			1,954	3,911	-			5,865
	5,084	(4,004)			1,080	615	-			1,695

Operating expenses:
Research and development	-	-			-	287	-			287
General and administrative expenses	2,354	(1,468)			886	2,104	-			2,990
Selling expenses	-	13			13	84	-			97
Depreciation and amortization	1,144	(1,090)			54	152	237	(a	)	443
Amortization of intangibles	-	-			-	42	315	(b	)	357
Total operating expenses	3,498	(2,545)			953	2,669	552			4,174

Income(loss) from continuing operations before
interest, other and income tax benefit (expense)	1,586	(1,459)			127	(2,054)	(552)			(2,479)

Interest expense (income)	(507)	904			397	1,026	(716)	(c	)	707
Other expense (income)	7	(7)			-	-	-			-

Income (loss) from continuing operations before
income tax benefit (expense)	2,086	(2,356)			(270)	(3,080)	164			(3,186)

Income tax benefit (expense)	(352)	352			-	393	-			393

Net income (loss)	$1,734	$(2,004)			$(270)	$(2,687)	$164			$(2,793)

Basic and fully diluted income (loss) per share	N/A	N/A			N/A	$(0.09)	$0.08			$(0.09)
-
Weighted-average number of shares used in computing
basic and fully diluted loss per share amounts	-	-			-	28,747,582	1,971,504			30,719,086

Notes to unaudited pro forma consolidated statement of operations

For the Three Months Ended March 31, 2005 and 2004

(1)
Reflects adjustments to back out certain revenues and expenses historically recorded or incurred by Aventis PR which related to operations not acquired by Inyx USA. a. Aventis PR’s revenue represents all manufacturing revenues relating to the carved-out business of Aventis PR and was derived using the actual product volumes of the products acquired in the acquisition on March 31, 2005, extended at the newly negotiated unit prices for each one of these products.

(2)	Reflects the following pro forma adjustments:

a.	Depreciation expense was adjusted to reflect the fair value of assets acquired as of the closing of the acquisition on March 31, 2005, based on valuations provided by a third party.

b.
Amortization of intangible assets was recorded to reflect the amortization of purchased intangible assets subject to amortization including contract renewals and customer relationships acquired in the acquisition on March 31, 2005, based on valuations provided by a third party.

c.
Reflects additional interest expense from the new Westernbank credit facility closed on March 31, 2005 and a reduction of interest expense due to the repayment of the Laurus Master Funds credit facility also on March 31, 2005.

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

For the three months ended March 31, 2005, our three top customers accounted for approximately $1.4 million or approximately 51% of our total net revenues. During this period, these three customers were Generics UK, accounting for approximately $662,000 in net revenues or approximately 25% of total revenues; Laboratoria Aldo-Union, accounting for approximately $357,000 in net revenues or approximately 13% of total revenues; and Advanced Medical Optics, Inc. accounting for approximately $350,000 in net revenue or approximately 13% of total revenues.

For the three months ended March 31, 2004, our three largest customers accounted for approximately $2.6 million in net revenues or approximately 58% of total net revenues. During the three months ended March 31, 2004, our top three customers were the Merck Generics, accounting for approximately $1.6 million in net revenues or approximately 35% of total net revenues; Genpharm, accounting for approximately $661,000 in net revenues or approximately 15% of total net revenues; and SSL, accounting for approximately $422,000 in net revenues or approximately 9% of total net revenues. These customers were affected by the noted component quality issues during the three months ended March 31, 2005.

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

Amortization of Intangible Assets

The fair values assigned to the intangible assets acquired are based on estimates and assumptions provided and other information compiled by management, including independent valuations, that utilize established valuation techniques appropriate for the industry in which the Company operates.

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

The newly acquired intangible assets relating to the acquisition of Aventis PR will be amortized from the date of acquisition. The intangible asset which represents the value assigned to customer contracts will be amortized on a straight line basis over three years. The intangible asset which represents the value assigned to customer relationships will be amortized using the declining balance method of accelerated amortization over ten years.

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

The Company approached Stiefel in June 2005 with a request to restructure the payments under its 6% uncollateralized Promissory Note to Stiefel. In the course of such discussions the Company did not make the first restructured note payment on June 30, 2005, and Stiefel demanded acceleration and repayment of the Note. The Company paid the June 30 installment in July 2005 and is continuing discussions with Stiefel regarding the payment terms of the balance of the note and other commercial matters between the parties, none of which have been finalized at this time.

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

July 25, 2005
INYX, INC.

	By:	/s/ John Hamerski
John Hamerski, Vice President and CFO