Form 10-Q
period 2005-06-30
INYX INC
filed 2005-08-19
CIK 1114241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 12, 2005: 39,983,983 shares of common stock.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004;	F-2
Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004;	F-3
Consolidated Statements of Cash Flows for three and six months ended June 30, 2005 and 2004;	F-4
Notes to Consolidated Financial Statements	F-5

INYX, INC.
Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30,	December 31,
	2005	2004
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$1,120	$336
Accounts receivable, net	2,088	1,697
Inventory, net	4,022	1,520
Prepaid expenses and other current assets	3,746	2,571
Total current assets	10,976	6,124

Property, plant and equipment, net	19,355	6,230
Deferred financing costs, net	854	651
Other assets	24	45
Purchased intangible assets, net	8,668	1,705
	28,901	8,631

Total assets	$39,877	$14,755

Liabilities and Stockholders' Deficit

Current liabilities:
Bank overdraft	$404	$-
Accounts payable	4,804	4,091
Accrued expenses and other current liabilities	3,501	1,636
Customer advance	1,234	108
Debt refinanced, net of discount	-	10,395
Current portion of long-term debt	15,061	4,277
Total current liabilities	25,004	20,507
Long-term debt, net of current portion	29,997	113
Total liabilities	55,001	20,620

Commitments and contingencies

Stockholders' deficit:
Preferred stock - $0.001 par value, 10,000,000 shares
authorized -0- shares issued and outstanding	-	-
Common stock - $0.001 par value, 150,000,000 shares
authorized, 39,983,983 shares issued and outstanding
at June 30, 2005; 38,012,479 shares issued and
and outstanding at December 31, 2004	40	38
Additional paid-in capital	27,006	25,275
Accumulated deficit	(41,456)	(30,334)
Subscriptions receivable	(343)	(343)
Accumulated other comprehensive loss -
foreign currency translation adjustment	(371)	(501)
Total stockholders' deficit	(15,124)	(5,865)

Total liabilities and stockholders' deficit	$39,877	$14,755

The accompanying notes are an integral part of these consolidated financial statements.

INYX, INC.
Consolidated Statements of Operations
(Expressed in thousands of U.S. dollars)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

Net revenues	$11,178	$7,300	$8,501	$2,774
Cost of sales	8,399	6,821	5,864	2,910
Gross profit	2,779	479	2,637	(136)

Operating expenses:
Research and development	947	399	590	112
General and administrative	6,426	4,299	4,585	2,195
Selling	174	160	40	76
Depreciation and amortization	716	276	555	124
Amortization of intangible assets	409	84	362	42
Total operating expenses	8,672	5,218	6,132	2,549

Loss from operations before interest and financing
costs and income tax benefit and extraordinary item	(5,893)	(4,739)	(3,495)	(2,685)

Interest and financing costs (Note 12)	6,146	1,724	1,534	698

Loss before income tax benefit and extraordinary item	(12,039)	(6,463)	(5,029)	(3,383)

Income tax benefit	-	393	-	-

Net loss before extraordinary item	$(12,039)	$(6,070)	$(5,029)	$(3,383)

Extraordinary item, net of taxes	917	-	917	-

Net loss	(11,122)	(6,070)	(4,112)	(3,383)

Basic and fully diluted loss per share before
extraordinary item	$(0.31)	$(0.21)	$(0.12)	$(0.12)
Basic and fully diluted income from extraordinary item	0.02	-	0.02	-
Basic and fully diluted loss per share	$(0.28)	$(0.21)	$(0.10)	$(0.12)

Weighted-average number of shares used in computing
basic and fully diluted loss per share amounts	39,144,672	28,747,582	39,983,983	28,747,582

 The accompanying notes are an integral part of these consolidated financial statements.

INYX, INC.
Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

Cash flows from operating activities:
Net loss before extraordinary item	$(12,039)	$(6,070)	$(5,029)	$(3,383)
Income from extraordinary item	917	-	917	-
Net loss for the period	(11,122)	(6,070)	(4,112)	(3,383)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	716	276	555	124
Amortization of financing costs and debt discount	2,455	1,231	65	407
Amortization of intangible assets	409	84	362	42
Deferred tax asset	-	(393)	-	-
Issuance of stock for termination fees and conversion of debt	1,578	-	-	-
Provision for bad debts	(96)	53	(120)	52
Reserve for inventory obsolescence	239	(217)	175	(603)
Stock option compensation	131	161	65	95
Warrants issued for financing & consulting fees	162	49	-	49
Issuance of shares for exercise of stock options	-	290	-	-
Subscription receivable	-	(293)	-	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivables	(295)	1,867	(1,106)	1,763
(Increase) decrease in inventory	(407)	206	(549)	418
(Increase ) decrease in prepaid and other current assets	(1,175)	(2,681)	(2,602)	(1,373)
(Increase) in deferred financing costs	(919)	(126)	(222)	(19)
Decrease in other assets	21	-	5	-
Increase in bank overdraft	404	51	404	51
Increase in accounts payable and accrued liabilities	2,229	1,399	548	1,265
Increase (decrease) in customer advance	1,126	(276)	(2,266)	(85)
Net cash used in operating activities	(4,544)	(4,389)	(8,798)	(1,197)

Cash flows from investing activities:
Purchase of property, plant and equipment	(163)	(84)	(43)	(26)
Acquisition of Aventis Pharmaceuticals, Puerto Rico	(23,035)	-	(291)	-

Net cash used in investing activities	(23,198)	(84)	(334)	(26)

Cash flows from financing activities:
Borrowings under revolving line of credit, net of fees	8,490	3,363	6,067	157
Proceeds from issuance of long term debt to Westernbank	29,918	-	731	-
Proceeds from issuance of long term debt (current portion), to Westernbank	1,813	-	-	-
Proceeds from issuance of long term debt to Laurus Funds	-	500	-	500
Repayment of long term debt and revolving line of credit to Laurus Funds	(10,395)	-	-	-
Payment of fees on long-term debt and revolving line of credit to Laurus Funds	(1,739)	-	-	-
Proceeds from issuance of demand notes to shareholders	600	-	-	-
Repayment of demand notes to shareholders	(67)	-	-	-
Cost of registering stock (SB2 registration)	(138)	-	(56)	-
Repayment of capital lease obligation	(86)	(76)	(44)	(42)

Net cash provided by financing activities	28,396	3,787	6,698	615

Effect of foreign exchange rate changes
on cash and cash equivalents	130	(74)	277	(109)

Increase(decrease) in cash and cash equivqlents	784	(760)	(2,157)	(717)

Cash and cash equivqlents at beginning of period	336	796	3,277	753

Cash and cash equivqlents at end of period	$1,120	$36	$1,120	$36

 The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars)

NOTE 1: BUSINESS DESCRIPTION

Inyx, Inc. (“Inyx” or the “Company”) through its wholly-owned subsidiaries, Inyx Pharma Limited, Inyx Canada Inc., Inyx USA, Ltd., Inyx Europe Limited and Exaeris Inc., is a specialty pharmaceutical company which focuses on the development and manufacturing of prescription and over-the-counter aerosol pharmaceutical products and drug delivery technologies for the treatment of respiratory, allergy, dermatological and topical conditions. Inyx’s client base primarily consists of large ethical pharmaceutical corporations, branded generic pharmaceutical distributors, and biotechnology companies.

On March 31, 2005, the Company through its wholly-owned subsidiary, Inyx USA, completed the acquisition of the business assets of Aventis Pharmaceuticals Puerto Rico, Inc. (“Aventis PR”) from Aventis Pharmaceuticals, Inc. (“Aventis Pharmaceuticals”) a subsidiary of the sanofi-aventis Group, for approximately $20.3 million, plus acquisition costs of approximately $2.7 million. Aventis PR is a pharmaceutical manufacturing operation producing dermatological, respiratory and allergy products under contract manufacturing agreements. Aventis PR previously manufactured pharmaceutical products in accordance with a contract manufacturing agreement with its parent company. The operating results of the acquired business are included in the Company’s consolidated results effective April 1, 2005 (day after acquisition).

Inyx currently manages and operates its business as one operating segment.

NOTE 2: BASIS OF PRESENTATION

The financial information presented herein should be read in conjunction with our consolidated financial statements for the year ended December 31, 2004. The accompanying consolidated financial statements for the three and six months ended June 30, 2005 and 2004 are unaudited but, in the opinion of management, include all necessary adjustments (consisting of normal, recurring in nature) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of operating results to be expected for the full year or future interim periods.

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

NOTE 3:  ACQUISITION OF AVENTIS PHARMACEUTICALS

On March 31, 2005, Inyx USA acquired the business assets of Aventis PR from the sanofi-aventis Group. The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standard No. 141 “Business Combinations”(“SFAS No. 141”). In connection with this acquisition, Inyx USA paid cash of approximately $19.7 million upon closing, incurred approximately $2.7 million in direct transaction costs (including approximately $90,000 of additional transaction costs incurred subsequent to closing) and paid a subsequent purchase price adjustment of approximately $570,000 in August 2005, for a total purchase price of $23.0 million. The acquisition was funded through a credit facility from the Business Credit Division of Westernbank Puerto Rico, Puerto Rico’s second largest bank, and a wholly owned subsidiary of W Holding Company, Inc. (“Westernbank”). The Westernbank financing consists of a revolving loan, three term loans and a mezzanine loan, in the aggregate referred to as the “Westernbank Credit Facility” (See Note 12).

The purchase price was allocated to the identifiable net assets acquired including the identifiable intangible assets based on their estimated fair market values at the date of acquisition as determined by the Valuations Services Practice of BearingPoint, Inc.

The fair value of the assets acquired from the transaction totaled approximately $62.9 million based on independent third-party appraisals and valuations, which resulted in negative goodwill of $39.9 million. The negative goodwill was proportionately allocated over the non-current tangible and intangible assets acquired as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars)

	Fair Value of Assets acquired	Allocation of negative goodwill	Allocation of Purchase price of assets acquired

Land	$3,040	$(2,017)	$1,023
Building	12,700	(8,425)	4,275
Machinery and equipment	22,725	(14,785)	7,940
Computer hardware and software	269	(178)	91
Identifiable intangible assets subject to amortization:
Customer contract	4,800	(3,184)	1,616
Customer relationships	17,100	(11,344)	5,756

Inventory	2,334	-	2,334
Total	$62,968	$(39,933)	$23,035

The fair values assigned to the acquired assets are based on estimates and assumptions provided and other information compiled by management, including independent valuations that utilize established valuation techniques appropriate for the industry in which the Company operates. The property, plant and equipment will be depreciated based on the Company’s existing depreciation policies. The intangible assets, which represent the value assigned to customer contracts, will be amortized on a straight line basis over three years. The intangible asset which represents the value assigned to customer relationships will be amortized using the declining balance method of accelerated amortization over ten years.

NOTE 4: CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in checking accounts and restricted cash in interest bearing escrow account. Cash and cash equivalents as of June 30, 2005 included restricted cash held in an escrow account totaling approximately $606,000 and $500,000 committed for business development activities.

NOTE 5: ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	June 30, 2005 (Unaudited)	December 31, 2004
Trade receivables	$2,144	$1,849
Less allowance for doubtful accounts	(56)	(152)
	$2,088	$1,697

As of June 30, 2005 the Company had billed certain customers $8.0 million in advance for services to be provided pursuant to arrangements under contract manufacturing agreements that it has in place. These amounts have been offset against deferred revenues for financial statement presentation purposes.

There was a bad debt expense recovery of $120,000 (2004 - $52,000) and $96,000 (2004 - $111,000) for the three and six months ended June 30, 2005, respectively.

NOTE 6: INVENTORY, NET

Inventory is comprised of the following:

	June 30, 2005 (Unaudited)	December 31, 2004
Finished goods	$160	$107
Work in process	90	551
Raw materials	4,487	1,338
	4,737	1,996
Less provision for obsolescence	(715)	(476)
	$4,022	$1,520

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars)

NOTE 7: PREPAIDS AND OTHER CURRENT ASSETS

Prepaid and other current assets as of June 30, 2005 and December 31, 2004 were approximately $3.7 million and $2.6 million, respectively. These balances represent amounts paid by the Company for business development activities and strategic acquisition activities that the Company is currently undertaking. The Company expects to complete such transactions within the next twelve months.

NOTE 8:  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	June 30, 2005 (Unaudited)	December 31, 2004
Land	$1,569	$546
Buildings	5,336	1,059
Machinery, equipment and office furniture	11,482	3,541
Computer hardware and software	200	102
	18,587	5,248
Less accumulated depreciation	(1,583)	(898)
	17,004	4,350
Computer hardware and software under capital lease	407	407
Less accumulated amortization	(99)	(68)
	308	339

Equipment held for future use (a)	1,541	1,541
Construction in progress (b)	502	-
	$19,355	$6,230

For the three and six months ended June 30, 2005, depreciation of property, plant and equipment was approximately $539,000 (2004 - $101,000) and $685,000 (2004 - $239,000), respectively. Amortization for equipment under capital leases was approximately $16,000 (2004 - $14,000) and $31,000 (2004 - $28,000) for the three and six months ended June 30, 2005 and 2004, respectively.

(a) The equipment held for future use consists of a manufacturing line which the Company is in the process of developing. Management expects to incur additional costs to equip this manufacturing line for the filling and gassing of non-CFC aerosol pharmaceutical products.

(b) The construction in progress relates to costs associated with building a manufacturing line for a customer and various other ongoing projects. Management expects to incur additional costs to complete the manufacturing line for production and the various other projects estimated to be in excess of $3.0 million over the next two years. As of June 30, 2005, the Company has approximately $147,000 of outstanding commitments relating to these projects.

NOTE 9:  DEFERRED FINANCING COSTS, NET

As of December 31, 2004, deferred financing costs, net are comprised of fees related to convertible debt issued to Laurus Master Funds, Ltd (“Laurus Funds”) in 2003. All amounts due to Laurus Funds were refinanced on March 31, 2005 through the Company’s new Westernbank Credit Facility. (See Note 12) The unamortized deferred financing costs of approximately $651,000 relating to Laurus Funds were charged to interest and financing costs in the Company’s consolidated statement of operations for the three months ended March 31, 2005.

As of June 30, 2005, the deferred financing costs, net are related to the Westernbank Credit Facility and will be amortized over a three year period.

Deferred financing costs, net consist of the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars)

	June 30, 2005 (Unaudited)	December 31, 2004
Deferred financing costs	$919	$1,027
Less accumulated amortization	(65)	(376)
	$854	$651

For the three and six months ended June 30, 2005, the amortization of deferred financing costs approximated $65,000 (2004 - $86,000) and $716,000 (2004 - $163,000), respectively.

NOTE 10: PURCHASED INTANGIBLE ASSETS, NET

Purchased intangible assets consist of the following:

	June 30, 2005 (Unaudited)	December 31, 2004
Intangible assets subject to amortization:
Customer Relationships (accelerated 10 year life)	$5,756	$-
Customer Contracts (straight line 3 year life)	1,616	-
Customer list (straight line 12 year life)	1,280	1,280
Know-how (straight line 10 year life)	598	598
Patent (straight line 7 year life)	132	132
	9,382	2,010
Less accumulated amortization	(714)	(305)
	$8,668	$1,705

Intangible assets subject to amortization

Purchased intangible assets are carried at cost less accumulated amortization. For the three and six months ended June 30, 2005, amortization expense related to intangible assets totaled approximately $362,000 (2004 - $42,000) and $409,000 (2004 - $84,000), respectively. The aggregate estimated amortization expense for intangible assets as of June 30, 2005 for each of the following five years and thereafter is as follows:

2005	$722
2006	1,428
2007	1,407
2008	979
2009	818
Thereafter	3,314
Total	$8,668

NOTE 11: CUSTOMER ADVANCE

As of June 30, 2005, the Company has a customer advance of approximately $1.2 million  for services to be provided to sanofi-aventis Group. The advance will be recognized as revenue at a later date or repaid (including accrued interest at a rate of 10%) if services are not provided.

Customer advance of $108,000 at December 31, 2004 related to an advance from Stiefel Laboratories, Inc. (“Stiefel”) for services that were carried out during the first three months of 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars)

NOTE 12: LONG-TERM DEBT, NET OF CURRENT PORTION

Long-term debt, net of current portion consists of the following:

	June 30, 2005 (Unaudited)	December 31, 2004
Prime + 1% Secured Revolving loan due to Westernbank	$8,490	$-
Prime + 2% Secured Term Promissory Note A issue to Westernbank	731	-
Prime + 2% Secured Term Promissory Note B issue to Westernbank	14,200	-
Prime + 2% Secured Term Promissory Note C issue to Westernbank	11,800	-
15% Term loan D Promissory Note issued to Westernbank	5,000	-
Revolving line of credit due to Laurus Funds, net of debt discount of $0 at March 31, 2005 and $740,000 at December 31, 2004, paid from proceeds of Westernbank on March 31, 2005	-	6,368
7% convertible term note due to Laurus Funds, collateralized by accounts receivable and other assets of the Company, net of debt discount of $0 at March 31, 2005 and $692,000 at December 31, 2004, paid from proceeds of Westernbank on March 31, 2005	-	4,027
Uncollateralized 6% convertible promissory note due to customer	4,013	4,013
Uncollateralized 7% to 18% demand notes due to stockholders and various executives of the Company, principal and interest due on demand	683	150
Capital lease obligations, due to financial institutions, collateralized by software and equipment, due in monthly installments of $14,000 including interest of 10% to 27%, through 2006	141	227
	45,058	14,785
Less debt refinanced, net of discount	-	(10,395)
Less current portion	(15,061)	(4,277)
Long-term debt, net of current portion	$29,997	$113

On March 31, 2005 the Company obtained a new non-dilutive asset based secured credit facility from Westernbank Puerto Rico totaling $46 million. The facility is comprised of a revolving loan (the “Revolver”) of up to $10 million for purposes of working capital, a series of three term loans (Term loan “A”, “B” and “C”) amounting in aggregate to up to $31 million for purpose of refinancing the indebtedness to Laurus Funds and purchasing the assets of Aventis PR, and a mezzanine loan (Term loan “D”) of up to $5 million for the purpose of funding construction or new equipment. The revolver is secured by the eligible receivables and inventory. The term notes are collateralized by substantially all the property of the Company and its subsidiaries whether now owned or thereafter to be acquired. Interest is based on Westernbank’s prime rate. The prime rate at June 30, 2005 was 6.0%. On July 1, 2005, the Company paid the first principal payment relating to the Secured Promissory Notes B, C and D, amounting in aggregate to approximately $386,000.

The Westernbank Credit Facility is automatically renewable after the initial three year period ending on March 31, 2008 on a year to year basis, unless terminated by the Company or Westernbank.

On March 31, 2005, the Company accelerated its amortization of deferred charges of approximately $651,000, debt discount of approximately $1.4 million and recorded an early termination fee of $1.6 million related to the repayment of the debt to Laurus Funds.

NOTE 13: NET LOSS PER SHARE

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars)

Accordingly, as of June 30, 2005 and December 31, 2004, the Company had common stock equivalents of approximately 25,055,687 and 25,155,687 shares respectively, related to options and warrants. At December 31, 2004, the Company also had approximately 18,375,000 related to shares to be issued upon the conversion of the convertible debt. There was no convertible debt outstanding at June 30, 2005.

NOTE 14: COMMITMENTS AND CONTINGENCIES

Leases:

The Company has commitments under various long-term operating lease agreements for various premises. For the three and six months ended June 30, 2005, total rent of office space was approximately $41,000 (2004 - $36,000) and $81,000 (2004 - $72,000), respectively. In addition to rent, the Company and its subsidiaries are responsible for operating costs, real estate taxes and insurance. As of June 30, 2005, future minimum annual rental commitments under operating leases are as follows:

2005	$264
2006	403
2007	376
2008	179
2009	94
Thereafter	1,099
Total	$2,415

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

Other:

As of June 30, 2005, the Company has approximately $147,000 of outstanding commitments related to capital projects currently in progress.

 NOTE 15: SUBSEQUENT EVENTS

The Company approached Stiefel Laboratories Inc. (“Stiefel”) in June 2005 with a request to restructure the payments under its 6% uncollateralized Promissory Note to Stiefel. In the course of such discussions the Company did not make the first restructured note payment on June 30, 2005, and Stiefel accelerated the repayment of the balance of the Stiefel Note. The Company subsequently paid the June 30 installment in July 2005, and on August 16, 2005, ,the Company reached an agreement with Stiefel to repay the outstanding balance on the Stiefel Note with interest no later than September 9, 2005.

Subsequent to June 30, 2005, the Company issued two Promissory notes for an aggregate amount of approximately $837,000 to Westernbank against the Term Loan A facility collateralized by the Company’s capital expenditures. The term loan bears interest of prime plus 2% with monthly principal repayments starting on August 1, 2005. Interest payments are due monthly starting August 1, 2005.

Subsequent to June 30, 2005, the Company finalized the resolution of certain adjustments associated with the purchase of the business assets of Aventis Puerto Rico. The adjustments resulted in a payment of approximately $570,000 to sanofi-aventis Group. The purchase price allocation was adjusted accordingly.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars)

NOTE 16: STOCKHOLDERS’ DEFICIT

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

During the three and six months ended June 30, 2005, the Company recorded approximately $66,000 and $131,000, respectively, of additional paid-in capital resulting from stock options which vested during the period. The fair value was calculated using the Black-Scholes option pricing model with the following assumptions; a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 66%, and a dividend yield of 0%. This amount is included in general and administrative expenses in the consolidated statement of operations.

NOTE 17: ACCUMULATED COMPREHENSIVE LOSS

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

NOTE 18: WARRANTS

The Company did not issue any warrants for the three months ended June 30, 2005. During the six months ended June 30, 2005, the Company issued to Laurus Funds, 300,000 five year warrants in conjunction with a waiver received and certain amendments to the registration rights agreements with Laurus Funds. The waiver waived any Events of Default that may have occurred under the credit facility and term note due to Laurus Funds. These warrants allow the holders to purchase the Company’s common stock at a price of $0.95 per share. The fair value of these warrants was estimated using the Black-Scholes option pricing model with the following weighted average assumption: a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 57%, and a dividend yield of 0%. The value assigned to these warrants was approximately $162,000 and was charged as interest and financing costs to the Company’s consolidated statement of operations for the six months ended June 30, 2005.

Comparatively, for the three and six months ended June 30, 2004, the Company issued 182,500 and 495,000 warrants, respectively to Laurus Funds in conjunction with a credit facility established in December 2003. These warrants allow the holders to purchase the Company’s common stock at prices ranging from $1.00 to $1.75 per share. The fair value of these warrants was estimated using the Black-Scholes option pricing model with the following weighted average assumption: a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 57%, and a dividend yield of 0%. The value assigned to these warrants was approximately $84,000 and $413,000 for the three and six months ended June 30, 2004 and was charged as interest and financing costs to the Company’s consolidated statement of operations for the three and six months ended June 30, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars)

NOTE 19: SUPPLEMENTAL CASH FLOW INFORMATION

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$1,167	$32	$523	$4
Supplemental Disclosure of Non-Cash Financing Activities:
Issuance of 380,000 shares as payment of debt and issuance of 1,591,504 of shares for payment of termination fees to Laurus Funds (conversion price of $0.80 per share)	1,578	-	-	-
Issuance of stock options	131	161	65	95
Issuance of stock for services	162	49	-	49
Warrants issued for consulting and financing fees	-	773	-	224
Write-off of unamortized beneficial conversion feature related to retired Laurus Funds debt.	1,431	-	-	-
Write-off of unamortized debt discount related to retired Laurus Funds debt	651	-	-	-
Supplemental Disclosure of Non-Cash Investing Activities
Acquisition of property, plant and equipment, under construction in progress	349	-	74	-

NOTE 20: EXTRAORDINARY ITEM

On March 31, 2005, sanofi-aventis advanced the Company, on a one time basis, $3.5 million for manufacturing, product support and business transition services to be provided from our Puerto Rico site. For the three months ended June 30, 2005, the Company recorded extraordinary income, net of costs and accrued interest, of approximately $917,000 for the services provided under the advance. As of June 30, 2005, approximately $1.2 million of the advance remained deferred to be recognized as revenue at a later date or repaid if services are not provided.

The Company had no such extraordinary item for the three and six months ended June 30, 2004.

UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

The following unaudited consolidated pro forma statements of operations presented herein for the six months ended June 30, 2005 and the three and six months ended June 30, 2004 give effect to the acquisition of the business assets of Aventis PR as if the acquisition had taken place at the beginning of the periods presented.

The pro forma results, as summarized below, include the actual results of the Company for the three and six months ended June 30, 2004 combined with the results of the acquired business of Aventis PR for the three and six months ended June 30, 2004. The pro forma results for the six months ended June 30, 2005 include the actual results of the Company for the six months ended June 30, 2005 combined with the results of the acquired business of Aventis PR for the three months ended March 31, 2005.

The historical financial data is derived from the historical financial statements of both companies which were prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of the unaudited pro forma statement of operations for Aventis PR included the adjustment to back-out sales attributable to Aventis inter-company sales and customer contracts not renewed at the date of acquisition.

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

Statement of Operations
For the Six Months Ended June 30, 2005
(Expressed in thousands of U.S. dollars)

	Aventis Pharmaceuticals Puerto Rico, Inc.	Adjustments (1)		Aventis Puerto Rico (acquired)	Inyx, Inc.	Pro forma Adjustments (2)		Combined

Net Revenues	$15,575	$(11,905)	(a)	$3,670	$11,178	$-		$14,848
Cost of sales	12,242	(10,261)		1,981	8,399	-		10,380
	3,333	(1,644)		1,689	2,779	-		4,468

Operating expenses:
Research and development	-	-		-	947	-		947
General and administrative expenses	2,609	(1,729)		880	6,426	-		7,306
Selling expenses	-	12		12	174	-		186
Depreciation and amortization	-	71		71	716	220	(a)	1,007
Amortization of intangibles	-	226		226	409	89	(b)	724
Total operating expenses	2,609	(1,420)		1,189	8,672	309		10,170

Income (loss) from continuing operations before
interest, other, income tax benefit (expense)
and extraordinary item	724	(224)		500	(5,893)	(309)		(5,702)

Interest expense(income)	(1,159)	1,524		365	6,146	(3,779)	(c)	2,732
Other expense (income)	7,965	(7,965)		-	-	-		-

Loss from continuing operations before income
tax benefit (expense) and extraordinary item	(6,082)	6,217		135	(12,039)	3,470		(8,434)

Income tax benefit (expense)	-	-		-	-	-		-

Net income (loss) before extraordinary item	$(6,082)	$6,217		$135	$(12,039)	$3,470		$(8,434)

Basic and fully diluted loss per share before
extraordinary item	N/A	N/A		N/A	$(0.31)	N/A		$(0.21)

Weighted-average number of shares used in computing basic and fully diluted loss per share amounts	-	-		-	39,144,672	839,311		39,983,983

Unaudited Consolidated Pro Forma Statement of Operations
For the Six Months Ended June 30, 2004
(Expressed in thousands of U.S. dollars)

	Aventis Pharmaceuticals Puerto Rico, Inc.	Adjustments (1)		Aventis Puerto Rico (acquired)	Inyx, Inc.	Pro forma Adjustment (2)		Combined

Net Revenues	$35,086	$(28,715)	(a)	$6,371	$7,300	$-		$13,671
Cost of sales	24,822	(20,564)		4,258	6,821	-		11,079
	10,264	(8,151)		2,113	479	-		2,592

Operating expenses:
Research and development	-	-		-	399	-		399
General and administrative expenses	4,832	(3,226)		1,606	4,299	-		5,905
Selling expenses	-	25		25	160	-		185
Depreciation and amortization	2,313	(2,109)		204	276	354	(a)	834
Amortization of intangibles	-	-		-	84	629	(b)	713
Total operating expenses	7,145	(5,310)		1,835	5,218	983		8,036

Income (loss) from continuing operations before interest, other and income tax benefit (expense)	3,119	(2,841)		278	(4,739)	(983)		(5,444)

Interest expense (income)	(1,044)	1,044		-	1,724	66	(c)	1,790
Other expense (income)	7	(7)		-	-	-		-

Loss from continuing operations before income tax benefit (expense)	4,156	(3,878)		278	(6,463)	(1,049)		(7,234)

Income tax benefit (expense)	(701)	701		-	393	-		393

Net income (loss)	$3,455	$(3,177)		$278	$(6,070)	$(1,049)		$(6,841)

Basic and fully diluted loss per share	N/A	N/A		N/A	$(0.21)	$(0.53)		$(0.22)

Weighted-average number of shares used in computing basic and fully diluted loss per share amounts	-	-		-	28,747,582	1,971,504		30,719,086

Unaudited Consolidated Pro Forma Statement of Operations
For the Three Months Ended June 30, 2004
(Expressed in thousands of U.S. dollars)

	Aventis Pharmaceuticals Puerto Rico, Inc.	Adjustments (1)		Aventis Puerto Rico (acquired)	Inyx, Inc.	Pro forma Adjustment (2)		Combined

Net Revenues	$17,325	$(13,988)	(a)	$3,337	$2,774	$-		$6,111
Cost of sales	12,145	(9,841)		2,304	2,910	-		5,214
	5,180	(4,147)		1,033	(136)	-		897

Operating expenses:
Research and development	-	-		-	112	-		112
General and administrative expenses	2,478	(1,758)		720	2,195	-		2,915
Selling expenses	-	12		12	76	-		88
Depreciation and amortization	1,169	(1,019)		150	124	117	(a)	391
Amortization of intangibles	-	-		-	42	315	(b)	357
Total operating expenses	3,647	(2,765)		882	2,549	432		3,863

Income (loss) from continuing operations before
interest, other and income tax benefit (expense)	1,533	(1,382)		151	(2,685)	(432)		(2,966)

Interest expense (income)	(537)	140		(397)	698	782	(c)	1,083
Other expense (income)	-	-		-	-	-		-

Loss from continuing operations before
income tax benefit (expense)	2,070	(1,522)		548	(3,383)	(1,214)		(4,049)

Income tax benefit (expense)	(349)	349		-	-	-		-

Net income (loss)	$1,721	$(1,173)		$548	$(3,383)	$(1,214)		$(4,049)

Basic and fully diluted loss per share	N/A	N/A		N/A	$(0.12)	N/A		$(0.14)

Weighted-average number of shares used in computing basic and fully diluted loss per share amounts	-	-		-	28,747,582	-		28,747,582

Notes to unaudited pro forma consolidated statement of operations

For the Six Months Ended June 30, 2005 and the Three and Six Months Ended June 30, 2004

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

b.
Amortization of intangible assets was recorded to reflect the amortization of purchased intangible assets subject to amortization including customer contract renewals and customer relationships acquired in the acquisition on March 31, 2005, based on valuations provided by a third party.

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

General

Inyx, Inc. (“Inyx”, “we”, “us”, “our”, or the “Company”) through its wholly-owned subsidiaries, Inyx Pharma Limited (“Inyx Pharma”), Inyx Canada Inc. (“Inyx Canada”), Inyx USA Ltd. (“Inyx USA”), Inyx Europe Limited (“Inyx Europe”) and Exaeris Inc. (“Exaeris”) is a specialty pharmaceutical company. We focus our expertise on the development and manufacturing of prescription and over-the-counter (“OTC”) aerosol pharmaceutical products and drug delivery technologies for the treatment of respiratory, allergy, cardiovascular, dermatological and topical conditions. Our client base primarily consists of ethical pharmaceutical corporations, branded generic pharmaceutical distributors and biotechnology companies. Although we perform some sales and marketing functions, we have limited product distribution capabilities and so we depend on our customers’ distribution channels or strategic partners to market and sell the pharmaceutical products we develop and manufacture for them.

During the six months ended June 30, 2005, the Company organized Exaeris Inc., (“Exaeris”) a Delaware Corporation to manage and operate the Company’s contemplated product development and marketing activities and Inyx Europe Limited. (“Inyx Europe”) incorporated under the laws of England and Wales to pursue strategic business development activities, primarily in Europe. Neither company has commenced operations.

The Aventis PR Transaction

On March 31, 2005, through our wholly-owned subsidiary, Inyx USA, we acquired the business assets of Aventis PR from Aventis Pharmaceuticals, Inc. (“Aventis Pharmaceuticals”) a subsidiary of Aventis Pharmaceuticals, part of the sanofi-aventis group, for approximately $23.0 million, including incremental costs of approximately $2.7 million. Aventis PR is a pharmaceutical manufacturing operation producing dermatological, respiratory and allergy products. Aventis PR manufactured pharmaceutical products in accordance with a contract manufacturing agreement with its parent company, Aventis Pharmaceuticals.

Consolidated Results

The accompanying consolidated financial information includes the accounts of Inyx and its wholly-owned subsidiaries, Inyx Pharma Limited, incorporated under the laws of England and Wales; Inyx Canada, Inc., formed as a federally incorporated Canadian corporation; Inyx USA, Ltd., incorporated under the laws of Isle of Man; Inyx Europe Limited, incorporated under the laws of England and Wales; Exaeris Inc., incorporated in the state of Delaware; and Inyx Realty, Inc. (“Inyx Realty”), a Florida corporation owned by the company through April 14, 2004. All intercompany accounts and transactions have been eliminated in consolidation.

Combined Results for Comparative Purposes

As we acquired certain business assets of Aventis PR on March 31, 2005, managements’ Discussion and Analysis of results of operations will focus on both actual and combined pro forma results.  Accordingly, the pro forma results, as summarized below, include the actual results of the Company for the three and six months ended June 30, 2004 combined with the results of the acquired business of Aventis PR for the three and six months ended June 30, 2004. The pro forma results for the six months ended June 30, 2005 include the actual results of the Company for the six months ended June 30, 2005 combined with the results of the acquired business of Aventis PR for the three months ended March 31, 2005.

  Unaudited Consolidated Statements of Operations and Unaudited Pro Forma Statements of Operations

	Actual Results For the Six Months Ended June 30,		Pro Forma for the Six Months Ended June 30,		Actual Results For the Three Months Ended June 30,		Pro Forma for the Three Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2004

Net revenues	$11,178	$7,300	$14,848	$13,671	$8,501	$2,774	$6,111
Cost of sales	8,399	6,821	10,381	11,079	5,864	2,910	5,214
Gross profit	2,779	479	4,467	2,592	2,637	(136)	897

Operating expenses:
Research and development	947	399	947	399	590	112	112
General and administrative	6,426	4,299	7,306	5,905	4,585	2,195	2,915
Selling	174	160	186	185	40	76	88
Depreciation and amortization	716	276	1,007	834	555	124	391
Amortization of intangible assets	409	84	724	713	362	42	357
Total operating expenses	8,672	5,218	10,170	8,036	6,132	2,549	3,863

Loss from operations before interest and financing costs, income tax benefit and extraordinary item	(5,893)	(4,739)	(5,703)	(5,444)	(3,495)	(2,685)	(2,966)

Interest and financing costs (Note 12)	6,146	1,724	2,732	1,790	1,534	698	1,083

Loss before income tax benefit and extraordinary item	(12,039)	(6,463)	(8,435)	(7,234)	(5,029)	(3,383)	(4,049)

Income tax benefit	-	393	-	393	-	-	-

Net loss before extraordinary item	(12,039)	(6,070)	(8,435)	(6,841)	(5,029)	(3,383)	(4,049)

Extraordinary item, net of taxes	917	-	917	-	917	-	-

Net loss	$(11,122)	$(6,070)	$(7,518)	$(6,841)	$(4,112)	$(3,383)	$(4,049)

Basic and fully diluted loss per share before extraordinary item	$(0.31)	$(0.21)	$(0.27)	$(0.22)	$(0.12)	$(0.12)	$(0.14)

Basic and fully diluted income from extraordinary item	0.02	-	0.03	-	0.02	-	-
Basic and fully diluted loss per share	$(0.28)	$(0.21)	$(0.24)	$(0.22)	$(0.10)	$(0.12)	$(0.14)

Weighted-average number of shares used in computing basic and fully diluted loss per share amounts	39,144,672	28,747,582	30,719,086	30,719,086	38,983,983	28,747,582	28,747,582

For the Three and Six Months Ended June 30, 2005 compared to the Three Months and Six Months Ended June 30, 2004, and for the Three Months Ended June 30, 2005 compared to the Pro Forma Three Months ended June 30, 2004

Our discussion focuses on our actual results for the three and six months ended June 30, 2005 as compared to our actual results for the three and six months ended June 30, 2004, and for comparative purposes, our actual results of operations for the three months ended June 30, 2005 compared to the pro forma results of operations for the three months ended June 30, 2004.

The financial information set forth in the following discussion should be read in conjunction with and qualified in its entirety by the financial statements of our Company presented elsewhere herein.

NET REVENUES

Our revenues are derived from contract pharmaceutical manufacturing and product formulation and development outsourcing services, including product stability, commercial scale-up, and validation and regulatory support for our clients’ products. Future contract revenues are dependant upon our clients maintaining or obtaining regulatory approval for the sale of their products in their designated markets.

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

Net revenues for the three months ended June 30, 2005 increased by approximately $5.7 million or 206% to approximately $8.5 million as compared to net revenues of $2.8 million for the same period a year ago. On a pro forma basis, net revenues increased by $2.4 million or 39% to $8.5 million from approximately $6.1 million for the three months ended June 30, 2004.

The increase in net revenues between the comparative periods is related to our March 31, 2005 acquisition of certain assets and business of Aventis PR.

Net revenues for the six months ended June 30, 2005 increased by approximately $3.9 million or 53% to approximately $11.2 million from net revenues of approximately $7.3 million for the six months ended June 30, 2004.

This increase in net revenues for the three and six months ended June 30, 2005 is related to the acquisition, partially offset by lower revenue from our base business in the first and second quarters of 2005. The reduced core revenues were the result of delay in regulatory approvals for two of our customers’ products and a vendor material qualification delay for a third customer. These delays have now been resolved and production is now scheduled to commence in the third quarter of 2005. Due to the required timely scale-up activities and component staging requirements related to these contracts, these customers have allowed us to invoice them for their production requirements. As of June 30, 2005, the Company has approximately $8.0 million in deferred revenues related to these contracts that we expect to receive primarily in the third quarter of 2005.

For the three months ended June 30, 2005, our three top customers accounted for approximately $5.8 million or approximately 68% of our total net revenues. During this period, these three customers were sanofi-aventis, Kos Pharmaceuticals and SSL International, Plc. For the six months ended June 30, 2005, the same three customers accounted for approximately $6.1 million in net revenues or approximately 54% of total revenues. As a result of our acquisition of Aventis PR, we have broadened our business base, including adding a number of new clients, such as Kos Pharmaceuticals, which is now our largest customer. We also expect sanofi-aventis will continue to have production requirements from the Puerto Rico manufacturing site we acquired from them.

As noted above, a delay in the production for any one of our major clients or the loss of any such client would have a material adverse affect on our revenues and profitability opportunities. As part of our strategic growth objectives, we continue to broaden our customer base and distribution channels to mitigate the risk of our economic dependence on any one client. We expect our new Puerto Rico site, which now gives our Company an operating base in the United States, will enable us to attract additional new customers and to do increasing business with both new and existing clients.

Also, we believe our expertise in converting from CFC to CFC-free aerosol pharmaceuticals, particularly the production of hydrofluoroalkane (“HFA”) non-ozone-depleting aerosol pharmaceutical products, should generate increasing business as the Montreal Protocol continues to be implemented around the world and especially now in the United States, the largest pharmaceutical market in the world.

COST OF GOODS SOLD

Cost of goods sold is associated with manufacturing and development revenues and includes materials, labor, factory overheads and technical affairs, including quality control and quality assurance regulatory support functions, and other contract servicing functions associated with certain contracts assumed as a result of our acquisition of certain business assets of Aventis PR.

Cost of sales for the three months ended June 30, 2005 amounted to approximately $5.9 million or approximately 69% of net revenues. In comparison, for the three months ended June 30, 2004, cost of goods sold on an actual basis amounted to approximately $2.9 million or approximately 105% of net revenues and on a pro forma basis amounted to $5.2 million or approximately 85% of net revenues.

The improvement in cost of sales between the comparative periods was driven by the mix of higher-profit business for the three months ended June 30, 2005, related primarily to product support services, including product testing and stability work, and regulatory compliance revenues, versus a higher content of lower margin manufacturing revenues in 2004.

Cost of sales for the six months ended June 30, 2005 amounted to approximately $8.4 million or approximately 75% of net revenues. For the six months ended June 30, 2004, cost of goods sold amounted to approximately $6.8 million or approximately 93% of net revenues.

The cost of goods sold has improved as a percentage of revenues in 2005, but still remains higher than we are targeting due to the following factors:

(1) A lower than required manufacturing capacity utilization has continued into 2005 as it has taken us time during this year to commence two major client projects due to their own required regulatory approvals for new CFC-free (or HFA) metered dose inhaler products to be distributed in Europe, and the normal production commissioning and validation processes involved in the pharmaceutical manufacturing industry. We expect our cost of goods sold to be reduced as these projects are ramped up to full production by the end of 2005. One of those projects that were waiting for regulatory approval has commenced in the third quarter of 2005. With more volume throughput at our manufacturing facility, we can absorb more overhead costs and therefore reduce our manufacturing costs.

(2) A delay in the supply of cans from a key vendor in the first quarter of 2005 led to less than expected manufacturing capacity utilization, which has led to less overhead absorption and a concomitant increase in cost of goods sold during the first six months of 2005. This supply delay has been resolved and our scheduled production has resumed in the third quarter of 2005.

(3) The newly acquired facilities in Puerto Rico have additional capacity that is not currently being utilized and therefore the operating cost is spread over the current production. We expect to increasingly utilize that capacity as we continue to integrate that operation into our business.

(4) Labor costs were higher than anticipated due to the utilization of temporary help to perform pre-manufacturing testing plus development staging work for our customers’ conversion from CFC gas to alternate propellants, in order to meet their production scheduling requirements.

Even though we have experienced moderate raw material and labor price increases in our United Kingdom operations, since our reverse acquisition of Inyx Pharma, due to inflation and new vendor relationships, we expect the cost of goods sold percentage to be maintained or reduced as more customer contracts are initiated or renewed, and our capacity utilization is enhanced. With improved fixed overhead cost absorption, we expect to improve our profit margins.

GROSS PROFIT

Gross profit for the three months ended June 30, 2005 increased by $2.8 million to approximately $2.6 million on net revenues of $8.5 million or approximately 31% of net revenues. In comparison, for the three months ended June 30, 2004, we had a gross loss of approximately $136,000 on net revenues of approximately $2.8 million.

On a pro forma basis, gross profit for the three months ended June 30, 2005 increased by $1.7 million to approximately $2.6 million on net revenues of $8.5 million or approximately 31% of net revenues. In comparison, for the pro forma three months ended June 30, 2004, we had a gross profit of approximately $897,000 or approximately 15% on pro forma net revenues of approximately $6.1 million.

This improvement between the comparative three months is driven by the noted favorable mix of services revenues as well as the additional manufacturing volume and business and transition support services required by one of our new clients in Puerto Rico for the three months ended June 30, 2005.

Gross profit for the six months ended June 30, 2005 amounted to approximately $2.8 million on net revenues of $11.2 million or approximately 25% of net revenues. In comparison, the gross profit for the six months ended June 30, 2004 amounted to approximately $479,000 on net revenues of approximately $7.3 million or approximately 7% of net revenues. Again, this improvement is driven by the favorable mix of services revenue as well as the additional volume from one of the new clients in Puerto Rico during the second half of the reporting period.

We believe that our gross profit will continue to improve with a more favorable product mix and with the additional manufacturing volume, expected later this year. We believe we can also improve our gross profit margins through the addition of our own pharmaceutical product lines which traditionally offer greater profit margins than those provided by contract manufacturing services. Although we do not currently derive any revenues from the sale of our own products, we believe that our first proprietary product may be ready for commercial marketing by late 2005.

OPERATING EXPENSES

Our operating expenses consist of product research and development costs, general and administrative, selling, depreciation and amortization, as well as amortization of intangible assets expenses.

Operating expenses for the three months ended June 30, 2005 amounted to approximately $6.1 million or approximately 72% of net revenues of $8.5 million. In comparison, for the three months ended June 30, 2004, our operating expenses amounted to approximately $2.5 million or approximately 92% of net revenues of $2.8 million, and on a pro forma basis, operating expenses for the pro forma three months ended June 30, 2004 amounted to approximately $3.9 million or approximately 63% of pro forma net revenues of $6.1 million.

Operating expenses for the six months ended June 30, 2005 amounted to approximately $8.7 million or approximately 78% of net revenues of $11.2 million. In comparison, operating expenses for the six months ended June 30, 2004 amounted to approximately $5.2 million or approximately 71% of net revenues of $7.3 million.

We had higher operating expenses for the three and six months ended June 30, 2005 in comparison to both the actual and pro forma periods in 2004 as a result of our increased business size subsequent to our acquisition of the business assets of Aventis PR. In addition to an expanded management team and staff, we have enhanced our business support functions. We have also intensified our research and development activities in anticipation of launching our own proprietary products later this year and into 2006. The balance is the result of increased training, insurance costs, legal fees, audit fees and other expenses related to ongoing corporate and business development activities.

Research and Development Costs

Research and development costs for the three months ended June 30, 2005 were approximately $590,000 or approximately 10% of our operating expenses and 7% of our net revenues for the period. In comparison, for the three months ended June 30, 2004, our research and development costs amounted to approximately $112,000 or approximately 4% of our operating expenses and approximately 4% of our net revenues for the comparable period. On a pro forma basis, research and development costs for the pro forma three months ended June 30, 2004 amounted to approximately $112,000 or approximately 3% of pro forma operating expenses and approximately 2% of pro forma net revenues.

Research and development costs for the six months ended June 30, 2005 were approximately $947,000 or approximately 11% of our operating expenses and approximately 8% of our net revenues. In comparison, research and development costs for the six months ended June 30, 2004 were approximately $399,000 or approximately 8% of our operating expenses and approximately 5% of our net revenues.

As we plan to commence commercial marketing of our initial two proprietary pharmaceutical aerosol products, a wound irrigation and cleansing spray utilizing novel barrier technologies and an anti-inflammatory nasal pump, either in the latter part of this year or early next year, subject to the required regulatory approvals, we have intensified our research and development activities in these areas. As a result, our research and development expenses for these products have increased.

We also continue to focus our research and development efforts and expenditures on inhalation-therapy drug delivery devices and methods, and generic prescription and over-the-counter aerosol pharmaceutical products for respiratory, cardiovascular and topical applications. These consist of single molecule and combination HFA respiratory inhalants and non-CFC propelled oral sprays for cardiovascular ailments.

We also believe that we can enhance our competitive position through the acquisition of regulatory-approved pharmaceutical products and drug delivery devices for respiratory, dermatological, topical and cardiovascular medication applications or such products in development, including those through the acquisition of other pharmaceutical companies. One such example was our acquisition of a lipid-binding matrix for delivering incompatible or unstable drug substances in single formulations or in a combination of different drugs. We plan to use this acquired technology to develop our own proprietary metered dose inhalers (“MDIs”) for the treatment of asthma and other respiratory diseases, either in a single formulation or as a combination drug delivery system, as well as across a broad-spectrum of other inhalation-therapy treatments including acute and chronic pain management.

Our research and development costs include intellectual property development costs, salaries for required technical staff, fees to external consultants and costs associated with the use of external laboratory facilities as may be required. We believe that even though research and development costs may increase our operating expenses in the short term; in the long term, these costs should be offset by the higher profit margins derived from the manufacturing and sale of our own proprietary products as compared to the operating margins of our contract manufacturing services. We plan to distribute our proprietary products through our own customers’ distribution channels or in collaboration with other strategic marketing partners although as of June 30, 2005 we had not finalized any such agreements.

General and Administrative Expenses

Our general and administrative expenses include management and staff compensation, corporate overhead costs, administrative support, business and corporate development, including those for external consultants, property, business and liability insurance, and business support costs incurred by our wholly owned subsidiaries.

General and administrative expenses for the three months ended June 30, 2005 amounted to approximately $4.6 million or approximately 75% of our operating expenses and approximately 54% of our net revenues for the period. In comparison, for the three months ended June 30, 2004, our general and administrative expenses amounted to approximately $2.2 million or approximately 86% of our operating expenses and approximately 79% of our net revenues for the comparable period. On a pro forma basis, general and administrative expenses for the pro forma three months ended June 30, 2004 amounted to approximately $2.9 million or approximately 75% of our pro forma operating expenses and approximately 48% of pro forma net revenues.

General and administrative expenses for the six months ended June 30, 2005 amounted to approximately $6.4 million or approximately 74% of our operating expenses and approximately 57% of net revenues. In comparison, general and administrative expenses for the six months ended June 30, 2004 were approximately $4.3 million or approximately 82% of operating expenses and approximately 59% of our net revenues for the comparative period.

The general and administrative expenses for the three and six months ended June 30, 2005 included costs related to the acquisition of Aventis PR amounting to approximately $137,000 and $437,000, respectively. We also incurred additional general and administrative costs during these periods as a result of a number of other corporate and business development activities that we are currently undertaking, none of which have been completed. Other contributing factors to our increased general and administrative expenses are increased staff compensation and insurance costs due to acquisition of the assets associated with Aventis PR.

As we continue to implement our corporate development and growth strategy, we also expect to incur additional administrative costs due to the addition of senior business and financial executives to our management team and the overall enhancement to our business support functions.

We believe that as we grow our business and begin to introduce our own proprietary products such products should provide better profit margins than the contract development and manufacturing fees that we presently receive from our customers and as a result of these expected improved margins, we can offset such anticipated incremental administrative costs.

Selling Expenses

Selling expenses consist primarily of salaries, commissions and marketing costs associated with the commercial, and sales and marketing functions of our business. Although we perform some sales and marketing functions, presently such activities are primarily focused on expanding our pharmaceutical aerosol manufacturing business with existing or potential clients.

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

Selling expenses for the three months ended June 30, 2005 amounted to approximately $40,000 or approximately 1% of our operating expenses and approximately less than 0.5% of our net revenues for the period. In comparison, for the three months ended June 30, 2004, our selling expenses amounted to approximately $76,000 or approximately 3% of our operating expenses and approximately 3% of our net revenues for the comparable period. On a pro forma basis, selling expenses for the pro forma three months ended June 30, 2004 amounted to approximately $88,000 or approximately 2% of pro forma operating expenses and approximately 1% of pro forma net revenues.

Selling expenses for the six months ended June 30, 2005 were approximately $174,000 or approximately 2% of our operating expenses and approximately 2% of net revenues. In comparison, selling expenses for the six months ended June 30, 2004 were approximately $160,000 or approximately 3% of operating expenses and approximately 2% of net revenues for the comparable period.

Although we continue to expand our own proprietary product development programs, we have not yet commercialized or marketed our own products or drug delivery applications. Therefore, our selling and marketing expenses, consisting primarily of costs associated with developing and expanding our pharmaceutical aerosol manufacturing and product support business with existing or other potential clients, have remained relatively consistent over the comparative periods. As we continue to ramp-up our business development and commercial activities, we expect our selling expenses to increase concomitantly with expected revenue expansion.

We expect that our selling expenses, as a percentage of our revenues, may also potentially increase as we are planning to add senior sales and marketing executives to assist in our business expansion, including continuing to intensify our marketing activities to existing or potential customers.

Depreciation and Amortization

The value of our property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from 25 years for buildings and 3-10 years for equipment.

Depreciation and amortization expenses for the three months ended June 30, 2005 amounted to approximately $555,000 or approximately 9% of our operating expenses and approximately 7% of net revenues for the period. In comparison, for the three months ended June 30, 2004, depreciation and amortization expenses amounted to approximately $124,000 or approximately 5% of operating expenses and approximately 4% of net revenues for the comparable period. On a pro forma basis, depreciation and amortization expenses for the pro forma three months ended June 30, 2004 amounted to approximately $391,000 or approximately 10% of pro forma operating expenses and approximately 6% of pro forma net revenues.

Depreciation and amortization expenses for the six months ended June 30, 2005 were approximately $716,000 or approximately 8% of operating expenses or approximately 6% of net revenues. In comparison, depreciation and amortization expenses for the six months ended June 30, 2004 were approximately $276,000 or approximately 5% of operating expenses and approximately 4% of net revenues for the comparable period.

The primary reason for the increase in depreciation and amortization expenses for the three and six months ended June 30, 2005 as compared to the same period in 2004 is the acquisition of the property, plant and equipment assets from Aventis PR amounting to approximately $13.3 million.

Amortization of Intangible Assets

The fair values assigned to the intangible assets acquired are based on estimates and assumptions provided and other information compiled by management, including independent valuations that utilize established valuation techniques appropriate for the industry in which the Company operates.

The amortization expense for intangible assets for the three months ended June 30, 2005 was approximately $362,000 or approximately 6% of operating expenses and approximately 4% of net revenues for the period. In comparison, for the three months ended June 30, 2004, the amortization expense for intangible assets amounted to approximately $42,000 or approximately 2% of operating expenses and approximately 1% of our net revenues for the comparable period. On a pro forma basis, such amortization expense amounted to approximately $357,000 or approximately 9% of pro forma operating expenses and approximately 6% of pro forma net revenues.

The amortization expense for intangible assets for the six months ended June 30, 2005 was approximately $409,000 or approximately 5% of our operating expenses and approximately 4% of net revenues. In comparison, the amortization expense for the six months ended June 30, 2004 was approximately $84,000 or approximately 2% of operating expenses and approximately 1% of net revenues for the comparable six month period.

Our amortization expenses for intangible assets originally related to the Company’s purchased intangible assets as they related to the Inyx Pharma acquisition of Miza UK’s assets (the predecessor company to Inyx Pharma). Those intangible assets included the acquired Miza UK’s customer list and know-how as well as a technology patent acquired by Inyx Pharma in late 2004. The customer list is amortized over a period of 12 years, know-how is amortized over 10 years and the patent is amortized over 7 years. These intangible assets are amortized on a straight line basis over their estimated remaining useful lives in proportion to the underlying cash flows that were used in determining the acquired value.

The subsequent increase in the amortization expense related to intangible assets between the comparative 2005 and 2004 three month and six months periods is due to the acquisition of intangible assets associated with the acquisition of certain business assets of Aventis PR which we closed on March 31, 2005. The intangible assets acquired, representing the value assigned to “customer contracts renewals”, are amortized on a straight line basis over three years. The intangible asset which represents the value assigned to “customer relationships” is amortized using the declining balance method of accelerated amortization over ten years.

OPERATING INCOME/LOSS BEFORE INTEREST AND FINANCING COSTS, INCOME TAX BENEFIT AND EXTRAORDINARY ITEM

For the three months ended June 30, 2005, the loss from operations before interest and financing costs, income tax benefit and extraordinary item amounted to approximately $3.5 million as compared to a loss from operations before interest and financing costs and income tax benefit of approximately $2.7 million for the three months ended June 30, 2004. For the pro forma three months ended June 30, 2004, the pro forma loss from operations before interest and financing costs and income tax benefit amounted to approximately $3.0 million.

Loss from operations before interest and financing costs, income tax benefit and extraordinary item amounted to approximately $5.9 million for the six months ended June 30, 2005 compared to a loss of $4.7 million for the six months ended June 30, 2004.

Our loss from operations before interest and financing costs, income tax benefit and extraordinary item has remained consistent despite our increased revenues and improved gross margins between the comparative three and six month periods as a result of the increased expenses we have had during the three months ended June 30, 2005, primarily associated with our acquisition of the business assets of Aventis PR.

INTEREST AND FINANCING COSTS

Interest and financing costs consist of interest expense primarily related to the long term debt provided by Westernbank and Stiefel, as well as the amortization of the financing charges and the amortization of the debt discount associated with the fair value of the warrants issued and the beneficial conversion feature related to the financings with Laurus Master Fund, Ltd. (“Laurus Funds”).

For the three months ended June 30, 2005, interest and financing costs totaled approximately $1.5 million or 18% of net revenues as compared to interest and financing costs of approximately $698,000 or approximately 25% of net revenues for the three months ended June 30, 2004. For the pro forma three months ended June 30, 2004, pro forma interest and financing costs amounted to approximately $1.1 million or 18% of pro forma net revenues.

For the six months ended June 30, 2005, interest and financing costs totaled approximately $6.1 million or 54% of net revenues compared to interest and financing costs of approximately $1.7 million or 24% of net revenues of $7.3 million for the six months ended June 30, 2004.

Our interest and financing costs have increased primarily due to the increased level of debt associated with the non-dilutive asset based secured $46 million credit facility obtained from Westernbank on March 31, 2005. This credit facility was utilized to acquire the business assets of Aventis PR and for our current working capital and capital expenditure requirements.

INCOME TAX BENEFIT

We did not record any provisions for United States federal or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, because it is expected that such earnings will be permanently reinvested in our foreign operations.

NET LOSS BEFORE EXTRAORDINARY ITEM

The net loss before extraordinary item for the three months ended June 30, 2005 was approximately $5.0 million as compared to a net loss before extraordinary item of approximately $3.4 million for the three months ended June 30, 2004. For the pro forma three months ended June 30, 2004, the pro forma net loss before extraordinary item was approximately $4.0 million.

The net loss before extraordinary item for the six months ended June 30, 2005 was approximately $12.0 million as compared to a net loss before extraordinary item of $6.1 million for the six months ended June 30, 2004.

The net loss before extraordinary item for the three and six months ended June 30, 2005 was primarily attributed to the early repayment of the Laurus Funds convertible debt, associated termination fees and interest costs, and the lower than expected production levels at our Inyx Pharma operation during 2005, as a result of certain customer contract production delays attributable to the regulatory approval processes such customers were undertaking for their respective products. As noted above, such delays have now been resolved and production is now scheduled to commence in the third quarter of 2005. We anticipate that this will significantly improve our capacity utilization at our Inyx Pharma operation, which in turn should improve our gross profit margin and profitability opportunities.

In addition to the low manufacturing capacity utilization at our Inyx Pharma operation, the net losses we incurred for the three and six months ended June 30, 2004 were also as a result of our high general and administrative costs as a percentage of our overall net revenues. We believe that as we increase the capacity utilization at both our Inyx Pharma and Inyx USA operations, the concomitant increase in our profit margins will increasingly offset our general and administrative expenses and other business support costs.

As noted above, we believe we can also improve our profitability opportunities through the addition of our own pharmaceutical product lines which traditionally offer greater profit margins than those provided by contract manufacturing services. Although we do not currently derive any revenues from the sale of our own products, we believe that our first proprietary product may be ready for commercial marketing by late 2005.

In addition, as a result of our acquisition of Aventis PR on March 31, 2005, we have broadened our business base including adding a number of new clients. These include Kos Pharmaceuticals, now our largest client, and sanofi-aventis that we expect will still have production and product support requirements from the Puerto Rico manufacturing site we acquired from them. We also expect our profitability opportunities to improve with a more favorable product mix as the Aventis PR site has diversified and expanded our manufacturing and product support capabilities, including those for the US market.

EXTRAORDINARY ITEM

On March 31, 2005, sanofi-aventis advanced the Company, on a one time basis, $3.5 million for manufacturing, product support and business transition services to be provided from our Puerto Rico site. For the three months ended June 30, 2005, the Company recorded extraordinary income, net of costs and accrued interest, of approximately $917,000 for the services provided under the advance. As of June 30, 2005, approximately $1.2 million of the advance remained defered to be recognized as revenue at a later date or repaid if services are not provided.

NET LOSS

The net loss for the three months ended June 30, 2005 was approximately $4.1 million as compared to a net loss of approximately $3.4 million for the three months ended June 30, 2004. For the pro forma three months ended June 30, 2004, the pro forma net loss was approximately $4.0 million.

The net loss for the six months ended June 30, 2005 was approximately $11.1 million as compared to a net loss of $6.1 million for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

General

We are financing our operations primarily through our credit facilities with our lenders, revenues from multi-year contract manufacturing and product development contracts and purchase orders, and as may be required, the sale of equity securities, stockholder loans and capital lease financing.

As of June 30, 2005, we had approximately $58.6 million in contractual obligations that are due through 2019. These financial obligations include both short-term and long-term debt interest and principal repayments, and amounts owed for operating leases.

As of June 30, 2005, our current assets, including cash and cash equivalents, accounts receivable, inventory and other current assets amounted to approximately $10.9 million. Current liabilities amounted to approximately $25.0 million and include approximately $404,000 in bank overdrafts, $8.3 million in accounts payable and other current liabilities, $1.2 million in deferred customer revenues and approximately $15.0 million for the current portion of our long-term debt obligations, which includes approximately $8.5 million on a revolving line of credit with our senior secured lender, and $4.0 million due under a customer loan.

As an emerging specialty pharmaceutical company, we are involved in a number of business development projects, including research and development activities and product and corporate acquisition activities, that may require the use of capital resources over extended periods of time. From time to time, these activities may also include the use of external resources that require prepayment or cash deposits for supplies, products or services that we require.

We also believe that as we intensify the development of our own proprietary products, our capital requirements to fund such development activities may increase accordingly. The profit margins on our proprietary products and consulting services are expected to be higher than our contract manufacturing services, although the time line for the commencement of revenues and earnings from these newly evolving business activities may be longer than that of our established contract manufacturing operations.

We also continue to incur operating losses since our reverse acquisition of Inyx Pharma on April 28, 2003. For the three and six months ended June 30, 2005, such losses amounted to approximately $4.1 million and $11.1 million, respectively. These losses are primarily as a result of low gross profit margins due to the underutilization of our manufacturing capacity, research and development costs as we continue the development of our own proprietary pharmaceutical products, interest and financing costs, additional payroll, compensation and insurance costs, and a number of business and corporate development costs including travel and external consulting costs and fees associated with our efforts to grow our Company and evolve into an integrated specialty pharmaceutical company.

In 2005, we believe that we can achieve profitability by continuing to intensify our sales and marketing efforts to increase the number of customer purchase orders and contracts for our contract development and manufacturing services. As noted above, we also believe that we can establish new sources of revenue by providing pharmaceutical consulting and product support services to the industry, and by marketing our own proprietary pharmaceutical products. Based on pharmaceutical industry profit margins for proprietary products, we expect that the successful development and manufacturing of our own proprietary products will provide us with greater operating margins and improve our performance and overall profitability opportunities.

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

The revolver has a three year term and bears interest at the Westernbank prime rate plus 1.0%. The availability on the Revolver is based on a percentage of our accounts receivable, unbilled finished good inventory and raw and in-process inventory. The first three term loans bear interest at the Westernbank prime rate plus 2.0% payable monthly with monthly principal repayments commencing on July 1, 2005 through maturity. The mezzanine term loan bears interest at the rate of 15.0% with monthly principal payments commencing on July 1, 2005 through maturity. The Westernbank prime interest rate at June 30, 2005, was 6%.

In connection with the Company's repayment of the $12.3 million Credit Facility with Laurus Funds, all of the liens and security interest in the assets of our wholly-owned subsidiary, Inyx Pharma Limited, held by Laurus Funds were unconditionally released and transferred to Westernbank Puerto Rico pursuant to a Release Agreement dated March 31, 2005.

On March 31, 2005, the Company also received a $3.5 million advance from Aventis PR, on behalf of sanofi-aventis, for strategic and business development activities to be carried out by the Company during 2005. This amount was recorded as deferred revenue on the Company’s consolidated balance sheet and approximately $2.0 million has been recognized into income during the three months ended June 30, 2005. The remaining amount will be recognized into income as it is earned. As a condition to this advance, the Company has agreed to compensate sanofi-aventis in the form of contract service fees associated with certain customer contracts assumed as a result of our acquisition of the business assets of Aventis PR.

We expect to meet our short term liquidity requirements through net cash provided by operations and borrowings under the Loan and Security Agreement with Westernbank. We believe that this source of cash will be sufficient to meet the Company’s operating needs and planned capital expenditures for at least the next twelve months.

Analysis of Cash Flows

For the Three and Six Months Ended June 30, 2005 and 2004

At June 30, 2005, we had cash of approximately $1.1 million as compared to cash of $36,000 at June 30, 2004.

Cash Flows from Operating Activities for the Three and Six Months Ended June 30, 2005

The net cash utilized by operating activities for three months ended June 30, 2005 was approximately $8.8 million compared to approximately $1.2 million for the three months ended June 30, 2004. Comparatively, for the six months ended June 30, 2005 and 2004, the Company utilized cash of approximately $4.5 million and $4.4 million, respectively.

For the three months ended June 30, 2005, the net cash generated in operating activities included a net loss of $4.1 million which included an extraordinary gain of $917,000, adjusted for non-cash charges totaling $1.1 million consisting primarily of depreciation and amortization costs of approximately $555,000, amortization of intangibles of approximately $362,000, $65,000 related to the amortization of financing costs, an additional $175,000 provision for inventory obsolescence and $117,000 of all other changes. Working capital changes reducing cash flow from operations were due to increases to our accounts receivables amounting to approximately $1.1 million, increase to inventory amounting to approximately $550,000, and an increase to our prepaid deposits and other current assets amounting to approximately $2.6 million, resulting from increasing new sales and business development activities and a decrease in customer advances amounting of approximately $2.3 million. Working capital changes increasing cash flow from operations were due primarily an increase in accounts payable and accrued liabilities of approximately $548,000.

The net cash used in operating activities for the six months ended June 30, 2005 amounted to approximately $4.5 million. Our net cash used in operations was primarily the result of a $12.0 million net loss which included an extraordinary gain of $917,000, adjusted by non-cash charges including amortization of financing costs and debt discount of $2.5 million, depreciation and amortization of approximately $1.1 million, a reserve for bad debts and obsolete inventory amounting to approximately $143,000, and net securities issuance costs of approximately $200,000. Working capital changes reducing cash flow from operations were due to increases to our accounts receivables amounting to approximately $295,000, an increase to inventory amounting to approximately $400,000, and an increase to our prepaid deposits and other current assets amounting to approximately $1.2 million, resulting from increasing new sales and business development activities. Working capital changes increasing cash flow from operations were due primarily an increase in accounts payable and accrued liabilities of approximately $2.2 million, in customer advances totaling approximately $1.1 million.

Cash Flows from Investing Activities for the Three and Six Months Ended June 30, 2005

The net cash used in investing activities for the three months ended June 30, 2005 amounted to approximately $334,000 compared to approximately $26,000 for the comparative period in 2004. For the six months ended June 30, 2005 and 2004, the net cash used in investing activities amounted to approximately $23.2 million and $84,000, respectively.

For the three and six months ended June 30, 2005, capital expenditures of approximately $33,000 and $153,000 related to construction in progress costs in preparation for a new customer contract to be serviced from our newly acquired Puerto Rico plant and $10,000 related to the acquisition of computers, office furniture and leasehold improvements.

Additionally, for the six months ended June 30, 2005, $23.0 million of the capital expenditures related to property, plant and equipment as well as purchased intangibles acquired by Inyx USA in the Aventis PR transaction completed on March 31, 2005.

For the three and six months ended June 30, 2004, we spent approximately $26,000 and $84,000 on the acquisition of office equipment and computers.

Cash Flows from Financing Activities for the Three and Six Months Ended June 30, 2005

For the three months ended June 30, 2005, the net cash provided by financing activities approximated $6.7 million compared to approximately $615,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005 and 2004, net cash provided by financing activities approximated $28.3 million and $3.8 million, respectively.

The proceeds for the three months ended June 30, 2005 included $6.8 million from the new Westernbank credit facility and was offset by capital lease repayments of $44,000 and equity registration costs of approximately $56,000. Comparatively, for the three months ended June 30, 2004, cash from investing activities included $657,000 from the issuance of new debt offset by capital lease repayments of $42,000.

For the six months ended June 30, 2005, cash flows from investing activities included $40 million from the issuance of debt compared to $3.8 million for the six months ended June 30, 2004. The borrowings were offset by the repayment of short-term and long-term debt and financing fees totaling approximately $12.3 million for the six months ended June 30, 2005 compared to $76,000 for the comparative six months ended June 30, 2004.

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

As of June 30, 2005, we have total availability of approximately $6.3 million under the credit facility (including a reserve balance of $500,000 maintained by the Company)

The revolver has a three year term and bears interest at the Westernbank prime rate plus 1.0%. The availability on the Revolver is based on a percentage of our accounts receivable, unbilled finished good inventory and raw and in-process inventory. The first three term loans bear interest at the Westernbank prime rate plus 2.0% with monthly repayments commencing on July 1, 2005 through maturity. The mezzanine term loan bears interest at the rate of 15.0% with monthly principal payments commencing on July 1, 2005 through maturity.

In connection with the Company's repayment of the $12.3 million Credit Facility with the Laurus Funds, all of the liens and security interest in the assets of Inyx Pharma, Ltd held by Laurus Funds were unconditionally released and transferred to Westernbank Puerto Rico pursuant to the Release Agreement dated March 31, 2005.

Certain Indebtedness and Other Matters

Inyx Pharma received a (GBP)₤2.5 million working capital credit facility on March 6, 2003, in the form of an unsecured convertible debt instrument (the “Stiefel Loan”) from one of its customers, Stiefel Laboratories, Inc. (“Stiefel”). Headquartered in Coral Gables, Florida, Stiefel is a privately held pharmaceutical company which has a number of domestic and international operations.

The Stiefel Loan was restructured on April 6, 2005 to repay the Stiefel Loan in three equal installments starting on June 30, 2005 and to terminate its Option to convert their debt into 4 million shares of the Company’s stock. As of June 30, 2005, the outstanding amount owed under the Stiefel Loan totaled approximately $4.3 million in principal and interest.

The Company approached Stiefel in June 2005 with a request to restructure the payments under its 6% uncollateralized Promissory Note to Stiefel. In the course of such discussions the Company did not make the first restructured note payment on June 30, 2005, and Stiefel accelerated the repayment of the balance of the Stiefel Note. The Company subsequently paid the June 30 installment in July 2005, and on August 16, 2005, as part of our ongoing commercial discussions with Stiefel, the Company agreed to repay the Stiefel Note in full on September 9, 2005.

In addition to our credit facilities, as noted above, our Company’s stockholders have periodically advanced and received repayment of funds loaned to the Company. We have utilized such stockholder loans to support operations, settle outstanding trade accounts payable, and for general working capital purposes. Such loans are usually advanced on a short-term basis. As of June 30, 2005, the outstanding amount owned to such stockholders was approximately $700,000 in principal and interest.

As of June 30, 2005, we have capital lease obligations amounting to approximately $141,000 for two capital leases. These leases include computer equipment and copier. The major component of these capital lease costs is our new business information technology system, the Sage 500 Management Information System (Sage 500 MIS), which has now become operational. The lease for the Sage 500 MIS will expire by 2006 and is guaranteed by our Chairman/CEO.

For the three and six months ended June 30, 2005, interest and financing costs amounted to approximately $1.5 million and $6.1 million, respectively, which included the acceleration of deferred charges, debt discount, an early termination penalty and additional warrants issued to Laurus Funds totaling approximately $3.8 million and approximately $451,000 and $915,000, respectively, in fees related to the Company’s 2004 equity financing activities. The weighted average interest rate paid on the gross outstanding debt during the period was approximately 8.0%.

In comparison, for the three and six months ended June 30, 2004, the total amount of interest expensed on all of our Company’s borrowings amounted to approximately $698,000 and $1.7 million. The interest for the three months ended June 30, 2005 consisted of approximately $262,000 of interest expense and $436,000 in amortization of debt discount and beneficial conversion on the warrants to Laurus Funds. Similarly, for the six months ended June 30, 2004, interest expense amounted to approximately $480,000 and approximately $1.2 million in amortization of debt discount and beneficial conversion on the warrants issued to Laurus Funds. For the six months ended June 30, 2004, the weighted average interest rate paid on gross outstanding debt during the period was approximately 6.8%.

Capital Expenditures

For the three and six months ended June 30, 2005, the capital expenditures related primarily to the acquisition of tangible and intangible identifiable assets from Aventis PR, which was completed on March 31, 2005.

On a short-term basis, recent equity financings and customer funding have provided us with sufficient capital to fund our immediate capital expenditure plans.

Commencing in the second half of 2005, we will require an additional $5.0 million in funding over twenty four months, for capital expenditures, in order to improve our pharmaceutical manufacturing technologies, production capabilities, and plant quality and safety systems so that we are able to pursue expanding commercial and product manufacturing opportunities with existing and potential multinational pharmaceutical and biotechnology clients. Our new credit facility with Westernbank provides for up to $5.0 million in funding new capital equipment purchases

On a longer term basis, in order to continue to strengthen our position in the pharmaceutical aerosol sector, we will require further capital expenditures to enhance our aerosol manufacturing and quality control systems at our manufacturing facilities. We estimate that on a longer term basis we will require approximately $15 million over 5 years, for such expenditures. These include expenditures for new filling and packaging equipment and production facility enhancements to improve our capabilities to introduce new pharmaceutical aerosol products for increasing market opportunities in the respiratory sector including dry powder inhaler manufacturing technology and isobutene filling capabilities.

Planned investments will also be to support the maintenance of our facilities to meet ongoing regulatory compliance requirements, including adherence to good manufacturing practice, and the health, safety and environmental aspects of our pharmaceutical operations.

Future Commitments

As of June 30, 2005, we have commitments under various long-term lease agreements for premises including those for our office and development and production facilities. These property leases range from one to fifteen years depending on the specific property. We also have a number of operating and capital leases for office equipment, fork lifts and staff automobiles in the United Kingdom.

As of June 30, 2005, we had operating lease contractual obligations totaling approximately $2.4 million due to various vendors over the next ten years.

As of June 30, 2005, the Company has billed approximately $9.2 million for services to be provided, of which, $8.0 million have been offset against their respective accounts receivables. The revenues are recognized into income as services are performed.

With regard to our vendor and suppliers, due to the purchase of the business assets of Miza UK out of Administration, we continue to be on pre-payments and cash on delivery (COD) payment terms with a number of our suppliers in Europe. These include all of our key component suppliers, including Cebal, which provides us with cans; Perfect Valois, which provides valves for aerosol pharmaceutical products; Lablabo, which provides actuators for steroidal foam products; Bespak, which provides valves for pharmaceutical respiratory inhaler devices; Precision Valve which provides us with aerosol valves; and Nussbaum & Guhl, which also provides us with cans. As a number of these vendors also supply Aventis PR, our Inyx USA subsidiary is also on such pre-payment or COD payment terms with Perfect Valois and Bespak.

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

Item 3. Quantitative And Qualitative Information About Market Risk

In the ordinary course of our business we could be subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements as borrowings under our credit facilities bear interest based on prime rate and foreign currency fluctuations as we have operations in the United Kingdom. We continuously assess these risks and have established policies and procedures to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future. We neither hold nor issue financial instruments for trading purpose

Interest Rate Risk. The principal value of long-term debt as of June 30, 2005, including current maturities approximated $35.2 million. A hypothetical 1% increase in the prime interest rate applicable to our long-term debt at June 30, 2005, would be approximately $350,000 or 8.2% of the carrying value.

Foreign Exchange Rate Risk. Our functional currency is the U.S. Dollar; the financial statements of the Company’s operating subsidiaries with a functional currency other than U.S. dollars are translated into U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated at period-end exchange rates while revenue and expenses are translated at the period’s average exchange rates. Adjustments resulting from these translations are accumulated and reported as a component of accumulated other comprehensive loss in stockholders’ equity

We do not currently engage in any hedging activities designed to stabilize the risks of foreign currency fluctuations. However, we intend to implement hedging transactions in the future. Such fluctuations could adversely affect the value of our revenues and the results of our operations stated in U.S. Dollars.

Item 4. Controls and Procedures

a)   Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in our Exchange Act filings. The two Executive Officers responsible for the financial reporting and disclosure are in direct control of the books and records of the Company and are involved first-hand in the decision making process for material transactions.

b)  There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation

PART II — OTHER INFORMATION

Item 6.  Exhibits

10.9.7  Renewal 6% Promissory Note due September 9, 2005 to Stiefel Laboratories, Inc.

31.1   Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2   Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1   Certification of CEO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2   Certification of CFO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2005
INYX, INC.

	By:	/s/John Hamerski
John Hamerski, Vice President and CFO