Form 10-Q
period 2005-09-30
INYX INC
filed 2005-11-23
CIK 1114241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X ].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2005: 40,033,983 shares of common stock.

PART I — FINANCIAL INFORMATION

 INYX, INC.
Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except for share amounts)
	September 30,	December 31,
	2005	2004
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$4,220	$336
Accounts receivable, net	11,414	1,697
Inventory, net	15,511	1,520
Prepaid expenses and other current assets	4,431	2,571
Total current assets	35,576	6,124

Property, plant and equipment, net	42,400	6,230
Deferred financing costs, net	1,539	651
Other assets	24	45
Purchased intangible assets, net	15,053	1,705
	59,016	8,631

Total assets	$94,592	$14,755

Liabilities and Stockholders' Deficit

Current liabilities:
Borrowings under working capital line of credit	$24,277	$-
Accounts payable	6,801	4,091
Accrued expenses and other current liabilities	7,937	1,636
Deferred revenue	3,723	-
Customer Advance	1,234	108
Loans payable to Seller of Ashton	14,385	-
Debt refinanced, net of discount	-	10,395
Current portion of long-term debt	11,384	4,277
Total current liabilities	69,741	20,507
Long-term debt, net of current portion	45,614	113
Total liabilities	115,355	20,620

Commitments and contingencies

Stockholders' deficit:
Preferred stock - $0.001 par value, 10,000,000 shares
authorized -0- shares issued and outstanding	-	-
Common stock - $0.001 par value, 150,000,000 shares
authorized, 40,033,983 shares issued and outstanding
at September 30, 2005; 38,012,479 shares issued and
and outstanding at December 31, 2004	40	38
Additional paid-in capital	27,094	25,275
Accumulated deficit	(46,397)	(30,334)
Subscriptions receivable	(343)	(343)
Accumulated other comprehensive loss -
foreign currency translation adjustment	(1,157)	(501)
Total stockholders' deficit	(20,763)	(5,865)

Total liabilities and stockholders' deficit	$94,592	$14,755

The accompanying notes are an integral part of these consolidated financial statements.

INYX, INC.
Consolidated Statements of Operations
(Expressed in thousands of U.S. dollars, except per share amounts)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

Net revenues	$24,086	$11,549	$12,908	$4,249
Cost of sales	16,236	10,392	7,837	3,571
Gross profit	7,850	1,157	5,071	678

Operating expenses:
Research and development	1,876	1,341	929	942
General and administrative	12,239	6,820	5,813	2,521
Selling	355	255	181	95
Depreciation and amortization	1,619	431	903	155
Amortization of intangible assets	845	125	436	42
Total operating expenses	16,934	8,972	8,262	3,755

Loss from operations before interest and financing
costs and income tax benefit and extraordinary item	(9,084)	(7,815)	(3,191)	(3,077)

Interest and financing costs (Note 12)	7,896	2,474	1,750	750

Loss before income tax benefit and extraordinary item	(16,980)	(10,289)	(4,941)	(3,827)

Income tax benefit	-	393	-	-

Net loss before extraordinary item	$(16,980)	$(9,896)	$(4,941)	$(3,827)

Extraordinary item, net of taxes	917	-	-	-

Net loss	(16,063)	(9,896)	(4,941)	(3,827)

Basic and fully diluted loss per share before
extraordinary item	$(0.43)	$(0.32)	$(0.12)	$(0.12)
Basic and fully diluted income from extraordinary item	0.02	-	-	-
Basic and fully diluted loss per share	$(0.41)	$(0.32)	$(0.12)	$(0.12)

Weighted-average number of shares used in computing
basic and fully diluted loss per share amounts	39,428,431	30,780,478	39,985,613	32,523,000

The accompanying notes are an integral part of these consolidated financial statements.

INYX, INC.
Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

Cash flows from operating activities:
Net loss before extraordinary item	$(16,980)	$(8,584)	$(4,941)	$(3,629)
Income from extraordinary item	917	-	-	-
Net loss for the period	(16,063)	(8,584)	(4,941)	(3,629)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,619	431	903	155
Amortization of financing costs and debt discount	2,558	319	103	-
Amortization of intangible assets	845	-	436	-
Deferred tax asset	-	(393)	-	119
Provision for stock issued for services	1,578	30	-	30
Stock issue costs	(165)	-	(27)	-
Provision for bad debts	(63)	29	33	(82)
Reserve for inventory obsolescence	116	116	(123)	333
Provision for stock option compensation	196	227	65	66
Provision for issuance of warrants	-	580	(162)	530
Warrants issued for financing and consulting fees	162	745	162	331
Issuance of shares for exercise of stock options	-	290	-	-
Subscription receivable		(243)	-	50
Changes in assets and liabilities:
(Increase) decrease in accounts receivables	(4,860)	718	(4,565)	(1,091)
(Increase) decrease in inventory	(1,037)	(839)	(630)	(1,045)
(Increase ) decrease in prepaid and other current assets	(1,860)	(4,563)	(685)	(1,835)
(Increase) in deferred financing costs	(3,446)	(648)	(2,527)	-
Decrease in other assets	21	-	-	-
Increase (decrease) in bank overdraft		-	(404)	(51)
Increase in deferred revenues	3,723	2	3,723	278
Increase in accounts payable and accrued liabilities	5,056	837	2,827	(563)
Increase (decrease) in customer advances	1,126	-	-	(153)
Net cash used in operating activities	(10,494)	(10,946)	(5,812)	(6,557)

Cash flows from investing activities:
Acquisition of Aventis Pharmaceuticals, Puerto Rico	(23,035)	(97)	-	(13)
Purchase of property, plant and equipment	(980)	-	(817)	-
Acquisition of Celltech Manufacturing Services Limited	(28,024)	-	(28,024)	-

Net cash used in investing activities	(52,039)	(97)	(28,841)	(13)

Cash flows from financing activities:
Borrowings under revolving line of credit, net of fees	24,277	3,694	15,787	331
Proceeds from issuance of long term debt to Westernbank	56,744	500	25,013	-
Repayment of long term debt to Stiefel	(4,013)	-	(4,013)	-
(Repayment)/advance of long-term debt and revolving line of credit - Laurus Funds	(10,395)	-	1,739	-
Proceeds from issuance of demand notes to shareholders	600	700	-	-
Repayment of promissory note	(67)	-	-	(650)
Repayment of demand notes to shareholders	-	(650)	-	-
Proceeds from issuance of stock, net of issue costs	-	6,632	-	6,632
Proceeds from exercise of warrants	50	-	50	-
Repayment of capital lease obligation	(123)	(115)	(37)	(39)

Net cash provided by financing activities	67,073	10,761	38,539	6,274

Effect of foreign exchange rate changes
on cash and cash equivalents	(656)	20	(786)	94

Increase(decrease) in cash	3,884	(262)	3,100	(202)

Cash at beginning of period	336	796	1,120	36

Cash at end of period	4,220	534	4,220	(166)

Cash at end of period	$4,220	$534	$4,220	$(166)

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1: BUSINESS DESCRIPTION

Inyx, Inc. (“Inyx” or the “Company”) through its wholly-owned subsidiaries, Inyx Pharma Limited, Inyx Canada Inc., Inyx USA, Ltd., Inyx Europe Limited and Exaeris Inc., is a specialty pharmaceutical company which focuses on the development and manufacturing of prescription and over-the-counter aerosol pharmaceutical products and drug delivery technologies for the treatment of respiratory, allergy, cardiovascular and dermatological and topical conditions.  In addition the Company performs certain sales and marketing functions to market and promote its manufacturing, technical and product development capabilities to its client base.

Inyx’s client base primarily consists of ethical pharmaceutical corporations, branded generic pharmaceutical distributors and biotechnology companies. Until it has completed developing its own products as well as its own distribution and marketing capabilities, the Company expects to continue to depend on its customers’ distribution channels or strategic partners to market and sell the products it manufactures. On March 29, 2005, the Company incorporated Exaeris Inc. (“Exaeris”), a wholly-owned Delaware company to manage and operate its contemplated product development and promotion and marketing activities, including those that it may potentially have through collaborative agreements with other companies.

On March 31, 2005, the Company through its wholly-owned subsidiary, Inyx USA, completed the acquisition of the business assets of Aventis Pharmaceuticals Puerto Rico, Inc. (“Aventis PR”) from Aventis Pharmaceuticals, Inc., a subsidiary of the sanofi-aventis Group, for approximately $20.3 million, plus acquisition costs of approximately $2.7 million. Aventis PR is a pharmaceutical manufacturing operation producing dermatological, respiratory and allergy products under contract manufacturing agreements with third party customers. The results of operations of the acquired Aventis PR business are included in the Company’s consolidated results of operations effective April 1, 2005 (the day after completion of the acquisition of such business assets).

On August 31, 2005, the Company through its wholly-owned United Kingdom subsidiary, Inyx Europe, completed the purchase of all of the outstanding shares of Celltech Manufacturing Services Limited (“CMSL”), a United Kingdom pharmaceutical manufacturing company, from UCB Pharma Limited (“UCB”), for approximately $38.3 million plus acquisition costs of approximately $3.6 million, and thereby assumed possession and control of the operations of CMSL on September 1, 2005. On September 9, 2005, the Company changed the “CMSL” name to Ashton Pharmaceuticals Limited (“Ashton”). Ashton currently operates as a wholly-owned subsidiary of Inyx Europe, and its operating results are included in the Company’s consolidated results of operations effective September 1, 2005 (the day after completion of the acquisition of all of the outstanding stock of Ashton).

Inyx currently manages and operates its business as one operating segment.

NOTE 2: BASIS OF PRESENTATION

The financial information presented herein should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2004. The accompanying consolidated financial statements for the nine and three months ended September 30, 2005 and 2004 are unaudited but, in the opinion of management, include all necessary adjustments (consisting of normal, recurring in nature) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the nine and three months ended September 30, 2005 are not necessarily indicative of operating results to be expected for the full year or future interim periods.

Significant accounting policies are detailed in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.

All inter-company accounts and transactions have been eliminated in consolidation.

Certain amounts from prior consolidated financial statements and related notes have been reclassified to conform to the current period presentation.

NOTE 3:  ACQUISITION OF THE BUSINESS ASSETS OF AVENTIS PR

On March 31, 2005, Inyx USA acquired the business assets of Aventis PR from the sanofi-aventis Group. The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standard No. 141 “Business Combinations”(“SFAS No. 141”). In connection with this acquisition, Inyx USA paid cash of approximately $19.7 million upon closing, incurred approximately $2.7 million in direct transaction costs (including approximately $90,000 of additional transaction costs incurred subsequent to closing) and paid a subsequent purchase price adjustment of approximately $570,000 in August 2005, for a total purchase price of $23.0 million. The acquisition was funded through a credit facility from the Business Credit Division of Westernbank, Puerto Rico’s second largest bank, and a wholly owned subsidiary of W Holding Company, Inc. (“Westernbank”). The Westernbank financing consists of a revolving loan, three term loans and a mezzanine loan, in the aggregate referred to as the “First Westernbank Credit Facility”.

The purchase price was allocated to the identifiable net assets acquired including the identifiable intangible assets based on their estimated fair market values at the date of acquisition as determined by the Valuations Services Practice of BearingPoint, Inc. (“BearingPoint”).

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

NOTE 4:  ACQUISITION OF CMSL

On August 31, 2005, Inyx Europe Limited, a wholly-owned United Kingdom subsidiary of the Company, completed the purchase of the entire issued share capital of CMSL from UCB. On September 9, 2005, the Company changed the “CMSL” name to “Ashton”.

The Ashton share acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standard No. 141 “Business Combinations”(“SFAS No. 141”). The total purchase price of approximately $38.3 million consisted of an initial deposit of approximately $610,000, a cash payment at closing of approximately $23.2 million, a purchase price deferral of approximately $9.8 million payable in six (6) equal installments commencing on April 1, 2006 and an amount equivalent to $4.6 million, representing the excess working capital over a targeted working capital at closing agreed to between the parties. The Company also incurred approximately $3.6 million in direct transaction costs for a total acquisition cost of approximately $41.9 million.

The Ashton acquisition was funded through a credit facility from Westernbank. The Westernbank financing consists of a revolving loan, three term loans and a mezzanine loan, together referred to as the “Second Westernbank Credit Facility”.

The purchase price was allocated to the identifiable net assets acquired including the identifiable intangible assets based on their estimated fair market values at the date of acquisition as determined by the Valuations Services Practice of BearingPoint.

The fair value of the assets acquired from the transaction totaled approximately $57.7 million based on independent third-party appraisals and valuations, which resulted in negative goodwill of $15.8 million. The negative goodwill was proportionately allocated over the non-current tangible and intangible assets acquired as follows:

	Fair Value of	Allocation of	Allocation of
	Assets	negative	Purchase price
	acquired	goodwill	of assets acquired

Land	$1,787	$(613)	$1,174
Buildings	7,146	(2,450)	4,696
Machinery and equipment	26,799	(9,189)	17,610
Net working captial	7,000	-	7,000
Excess over agreed working capital	4,607		4,607
Identifiable intangible assets subject to amortization:
Trade marks and trade names	160	(55)	105
Customer relationships	8,400	(2,880)	5,520
Product Licenses	1,820	(624)	1,196

Total	$57,719	$(15,811)	$41,908

NOTE 5: CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in checking accounts.

NOTE 6: ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	September 30,	December 31,
	2005	2004
	(Unaudited)
Trade receivables	$11,503	$1,849
Less allowance for doubtful accounts	(89)	(152)
	$11,414	$1,697

As of September 30, 2005 the Company had billed certain customers approximately $11.8 million in advance for raw materials and for services to be provided pursuant to arrangements under contract manufacturing and product support and services agreements that it has in place. Such advance invoicing has allowed the Company to acquire certain raw materials and components that have longer lead times and are required to manufacture such customers’ production requirements on a timely basis. Such amounts have been offset against deferred revenues for financial statement presentation purposes.

NOTE 7: INVENTORY, NET

Inventory is comprised of the following:

	September 30,	December 31,
	2005	2004
	(Unaudited)
Finished goods	$6,586	$107
Work in process	3,864	551
Raw materials	5,653	1,338
	16,103	1,996
Less provision for obsolescence	(592)	(476)
	$15,511	$1,520

NOTE 8: PREPAIDS AND OTHER CURRENT ASSETS

Prepaid and other current assets as of September 30, 2005 and December 31, 2004 were approximately $4.4 million and approximately $2.6 million, respectively. These balances represent amounts paid by the Company for business development activities and strategic acquisition and research and development, including intellectual property acquisitions that the Company is currently undertaking. The Company expects to complete such transactions within the next twelve months.

NOTE 9:  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2005	2004
	(Unaudited)
Land	$1,569	$546
Buildings	5,336	1,059
Machinery, equipment and office furniture	70,529	3,541
Computer hardware and software	200	102
	77,634	5,248
Less accumulated depreciation	(37,585)	(898)
	40,049	4,350
Computer hardware and software under capital lease	407	407
Less accumulated amortization	(99)	(68)
	308	339

Equipment held for future use (a)	1,541	1,541
Construction in progress (b)	502	-
	$42,400	$6,230

For the nine and three months ended September 30, 2005, depreciation of property, plant and equipment was approximately $1,619,000 (2004 - $903,000) and $430,000 (2004 - $154,000), respectively. Amortization for equipment under capital leases was approximately $31,000 (2004 - $46,000) and $16,000 (2004 - $18,000) for the nine and three months ended September 30, 2005 and 2004, respectively.

(a) The equipment held for future use consists of a manufacturing line which the Company is in the process of developing for planned manufacturing use. Management expects to incur additional costs to equip this manufacturing line for the filling and gassing of non-CFC aerosol pharmaceutical products.

(b) The construction in progress relates to costs associated with building a manufacturing line for a customer and various other ongoing projects. Management expects to incur additional costs to complete the manufacturing line for production and the various other projects estimated to be in excess of $6.0 million over the next two years. As of September 30, 2005, the Company has approximately $1,140,000 of outstanding capital expenditure commitments relating to these projects.

NOTE 10:  DEFERRED FINANCING COSTS, NET

As of December 31, 2004, deferred financing costs, net are comprised of fees related to convertible debt issued to Laurus Master Funds, Ltd (“Laurus Funds”) in 2003. All amounts due to Laurus Funds were refinanced on March 31, 2005 through the Company’s First Westernbank Credit Facility. (See Note 12) The unamortized deferred financing costs of approximately $651,000 relating to Laurus Funds were charged to interest and financing costs in the Company’s consolidated statement of operations for the three months ended March 31, 2005.

As of September 30, 2005, the deferred financing costs, net, are comprised of bank fees and legal costs incurred in connection with obtaining the First Westernbank Credit Facility. The Company incurred $919,000 in such costs and fees when obtaining the First Westernbank Credit Facility, and an additional $788,000 on August 31, 2005 in obtaining the Second Westernbank Credit facility used to fund the Company’s acquisition of Ashton. Such deferred financing costs are being amortized to interest expense over the three year term of the Westernbank credit facilities.  Interest expense resulting from the amortization of deferred financing costs totaled $168,000 and $103,000, respectively, for the nine and three months ended September 30, 2005.

Deferred financing costs, net, consist of the following:

	September 30,	December 31,
	2005	2004
	(Unaudited)
Deferred financing costs	$1,707	$1,027
Less accumulated amortization	(168)	(376)
	$1,539	$651

For the nine and three months ended September 30, 2005, the amortization of deferred financing costs approximated $168,000 (2004 - $319,000) and $103,000 (2004 - $119,000), respectively.

NOTE 11: PURCHASED INTANGIBLE ASSETS, NET

Purchased intangible assets consist of the following:

	September 30,	December 31,
	2005	2004
	(Unaudited)
Customer Relationships (accelerated 10 year life)	$5,756	$-
Customer Relationships ( 10 year life)	5,520
Customer Contracts (straight line 3 year life)	1,616	1,280
Customer list (straight line 12 year life)	1,280	598
Product licenses (10 year life)	1,196
Know-how (straight line 10 year life)	598	-
Patent (straight line 7 year life)	132	132
Trademarks and trade names (3 months)	105
	16,203	2,010
Less accumulated amortization	(1,150)	(305)
	$15,053	$1,705

Purchased intangible assets are carried at cost less accumulated amortization. For the nine and three months ended September 30, 2005, amortization expense related to intangible assets totaled approximately $845,000 (2004 - $125,000) and $436,000 (2004 - $41,000), respectively.

The aggregate estimated amortization expense for intangible assets for each of the following periods and thereafter are as follows:

3 months ending December 31, 2005	$553
Year ending December 31, 2006	1,916
Year ending December 31, 2007	1,895
Year ending December 31, 2008	1,467
Year ending December 31, 2009	1,306
Thereafter	7,918
Total	$15,053

NOTE 12: BORROWINGS UNDER REVOLVING WORKING CAPITAL LINES OF CREDIT

 On March 31, 2005, the Company, through its wholly owned subsidiary Inyx USA Limited, obtained a three-year revolving working capital line of credit facility from Westernbank, under the First Westernbank Credit Facility, the Company would borrow up to $10 million. On September 1, 2005, the limit was increased to $15 million plus a reserve of $500,000.  Advances under this facility are limited to 85% of eligible accounts receivables and together with the reserve shall not exceed $15.5 million, and 60% of eligible inventory which shall not exceed a sub-limit of $5 million for such inventory.  As of September 30, 2005, total advances under this facility amounted to approximately $15.5 million.

On August 31, 2005, the Company, through its wholly owned subsidiary Inyx Europe Limited, obtained an additional three-year revolving working capital line of credit facility with Westernbank, under the Second Westernbank Credit Facility, the Company can borrow up to $11.7 million.  Advances under this facility are limited to 85% of eligible accounts receivables and shall not exceed $11.7 million plus a reserve of $500,000, and 60% of eligible inventory which shall not exceed a sub-limit of $5 million for such inventory.  As of September 30, 2005, total advances under this facility amounted to approximately $8.7 million.

Borrowings under the above facilities bear interest at Westernbank’s prime rate (6.5% as of September 30, 2005) plus 1.0%.  Borrowings under the revolving working capital lines of credit are collateralized by the eligible receivables and inventories are guaranteed by the Company and its subsidiaries.  The Company is required to maintain compliance with certain financial covenants including a specified working capital and net worth levels based on the Company’s consolidated operating budget.  As of September 30, 2005, the Company was in compliance with such financial covenants.

NOTE 13: CUSTOMER ADVANCE

On March 31, 2005, pursuant to the Company’s acquisition of the business assets of Aventis PR and in relation to certain customer contracts transferred to the Company, sanofi-aventis advanced the Company, on a one time basis, $3.5 million for manufacturing, product support and business transition services to be provided from the Inyx USA Puerto Rico manufacturing site. For the nine months ended September 30, 2005, the Company recorded extraordinary income, net of costs and accrued interest, of approximately $917,000 for the services provided under the advance. The Company has agreed to repay $1.65 million of such advance in November, 2005, consisting of the remaining unused portion of that advance (approximately $1.2 million), plus related interest and financing costs of approximately $411,000. Such interest is included in interest and financing costs in the consolidated statement of operations.

A customer advance of $108,000 at December 31, 2004 related to an advance from Stiefel Laboratories, Inc. (“Stiefel”) for services that were carried out for that customer during the first three months of 2005.

NOTE 14: AMOUNTS PAYABLE TO SELLER OF ASHTON

As of September 30, 2005 the Company owed the previous owner of Ashton, UCB Pharma, approximately $9,778,000 of the purchase price and approximately $ 4.6 million as payment for the additional net current assets acquired not considered when the purchase price was negotiated between the parties.

The balance of the purchase price is non-interest bearing and is payable by the Company to UCB in five (5) equal monthly payments of $1,625,590 plus a final monthly payment of $1,650,050; such payments commencing on April 1, 2006 and ending on August 31, 2006. The Company is also entitled, at any time prior to payment of the balance of the purchase price to set-off against any unpaid claim it may have against UCB under the share purchase agreement of Ashton. As security collateral for the purchase price deferral, and to be released upon full payment of such deferral, the Company granted UCB a secondary security position over the Company’s assets behind Westernbank’s current first security position. Westernbank and UCB have also agreed to an inter-creditor agreement to be terminated upon full payment of the purchase price deferral.

The amount payable as a result of the additional assets acquired is interest bearing and is payable in five equal installments commencing in November 2005. Interest on such loan is payable on February 28, 2006 at a United Kingdom bank base rate.

NOTE 15: LONG-TERM DEBT, NET OF CURRENT PORTION

Long-term debt, net of current portion consists of the following:

	September 30,	December 31,
	2005	2004
	(Unaudited)
Prime + 2% Secured Term Promissory Note A issue to Westernbank (1)	$1,568	$-
Prime + 2% Secured Term Promissory Note B issue to Westernbank (1)	11,603	-
Prime + 2% Secured Term Promissory Note C issue to Westernbank (1)	13,490	-
15% Term loan D Promissory Note issued to Westernbank (1)	4,750	-
Prime + 2% Secured Term Promissory Note A issue to Westernbank by Inyx Europe (2)	3,000	-
Prime + 2% Secured Term Promissory Note B issue to Westernbank by Inyx Europe (2)	9,800	-
Prime + 2% Secured Term Promissory Note C issue to Westernbank by Inyx Europe (2)	3,000	-
15% Term loan D-Europe Promissory Note issued to Westernbank by Inyx Europe (2)	9,000	-
Revolving line of credit due to Laurus Funds, net of debt discount of $0 at March 31, 2005 and $740,000 at December 31, 2004, paid from proceeds of Westernbank on March 31, 2005	-	6,368
7% convertible term note due to Laurus Funds, collateralized by accounts receivable and other assets of the Company, net of debt discount of $0 at March 31, 2005 and $692,000 at December 31, 2004, paid from proceeds of Westernbank on March 31, 2005	-	4,027
Uncollateralized 6% convertible promissory note due to customer, paid in 2005	-	4,013
Uncollateralized 7% to 18% demand notes due to stockholders and various executives of the Company, principal and interest due on demand	683	150
Capital lease obligations, due to financial institutions, collateralized by software and equipment, due in monthly installments of $14,000 including interest of 10% to 27%, through 2006	104	227
	56,988	14,785
Less debt refinanced, net of discount (4)	-	(10,395)
Less current portion	(11,384)	(4,277)
Long-term debt, net of current portion	$45,614	$113

(1) On March 31, 2005 the Company secured a non-dilutive asset based secured credit facility from Westernbank originally totaling $46 million, and then increased to $51 million in aggregate by Westernbank on September 1, 2005. The First Westernbank Credit facility is comprised of a revolving loan (see Note 12) of up to $15 million plus a reserve of $500,000, three term loans (Term loan “A”, “B” and “C”) amounting in aggregate to up to $31 million for purpose of refinancing the indebtedness to Laurus Funds and purchasing the business assets of Aventis PR, and a capital expenditure mezzanine loan (Term loan “D”) of up to $5 million for the purpose of funding construction or the acquisition of new equipment. The revolving working capital line of credit associated with the First Westernbank Credit Facility is secured by the Company’s eligible receivables and inventory, including those of Inyx USA and Inyx Pharma. The term notes are collateralized by substantially all the property of the Company and its subsidiaries whether now owned or thereafter to be acquired. All the term loans mature March 31, 2008. Interest is based on Westernbank’s prime rate. The prime rate at September 30, 2005 was 6.5%. Payment of the amounts due under the Term Notes accelerates upon the occurrence of an Event of Default.

(2) In connection with the acquisition of Ashton, the Company, through its wholly owned subsidiary, Inyx Europe, obtained an additional non-dilutive asset based secured credit facility from Westernbank totaling $36.5 million. The Second Westernbank Credit Facility is comprised of a revolving loan of up to $11.7 million plus a reserve of $500,000 (see Note 12) plus a series of four term loans (Term Loan “A”, “B”, “C” and “D”), amounting in aggregate up to $24.8 million, and utilized to help fund the acquisition of the outstanding stock of Ashton. The revolving working capital line of credit associated with the Second Westernbank Credit Facility is secured by Ashton’s eligible receivables and inventory. The Loans are secured by all of the assets of the Company and its subsidiaries, Inyx Europe and Ashton, and are guaranteed by those parties pursuant to Guarantor General Security Agreement (the “Security Agreement”). In addition, the Company has pledged the stock of Inyx Europe, and Inyx Europe has pledged the stock of Ashton to Westernbank, as part of the collateral for the Loans, in each case pursuant to a Pledge and Security Agreement (the “Pledge Agreement”). The principal payments of loan “A”, “B” and “C” commence on December 1, 2005. All of the Term Notes mature on March 31, 2008, and are automatically renewed on a year-to-year basis unless terminated by the Company or Westernbank. Three of the Term Notes bear interest at Westernbank prime rate + 2%. The fourth Term Note (Term Note D) bears interest at the rate of 15% per annum, principal payments based on an agreed upon formula commencing January 1, 2006. Payment of the amounts due under the Term Notes accelerates upon the occurrence of an Event of Default.

The aggregate maturities of the Westernbank long term debt facilities are as follows: for the three months ending December 31, 2005-$1.4 million, for the year ending December 31, 2006-$11.5 million, for the year ending December 31, 2007-$11.6 million and for the year ending December 31, 2008-$31.2 million. These Westernbank loans are automatically renewable after the initial three year period ending on March 31, 2008 on a year to year basis, unless terminated by the Company or Westernbank. The amortization schedule for repayment of such loans ranges from 60 months to 180 months.

(3) On March 31, 2005, the Company accelerated its amortization of deferred charges of approximately $651,000 and debt discount of approximately $1.4 million, recorded an early termination fee of $1.6 million, and repaid in full the debt to Laurus Funds.

NOTE 16: NET LOSS PER SHARE

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

Accordingly, as of September 30, 2005 and December 31, 2004, the Company had common stock equivalents of approximately 25,026,500 and 25,155,687 shares respectively, related to options and warrants. At December 31, 2004, the Company also had approximately 18,375,000 related to shares to be issued upon the conversion of the convertible debt. There was no convertible debt outstanding at September 30, 2005.

NOTE 17: COMMITMENTS AND CONTINGENCIES

Leases:

The Company has commitments under various long-term operating lease agreements for various premises. For the nine and three months ended September 30, 2005, total rent of office space was approximately $81,000 (2004 - $192,000 and $41,000 (2004 - $95,000), respectively. In addition to rent, the Company and its subsidiaries are responsible for operating costs, real estate taxes and insurance. As of September 30, 2005, future minimum annual rental commitments under operating leases are as follows

Legal Matters:

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

Key Customers:

For the nine months and three months ended September 30, 2005, the Company’s three top customers accounted for approximately $13.1 million of revenue or approximately 54% of total net revenues and approximately $7.4 million or approximately 57% of net revenues, respectively. In comparison, for the nine months and three months ended September 30, 2004, the Company’s top three customers accounted for approximately $5.1 million in net revenues or approximately 44% of total net revenues and $2.2 million or approximately 52% of net revenues, respectively.

The Company’s management believes that a delay in the production requirements for any one of the Company’s major clients or the loss of any one of the Company’s top three clients would have a material adverse affect on our revenues and profitability opportunities.

Other:

As of September 30, 2005, the Company has approximately $349,000 of outstanding commitments related to capital projects currently in progress.

NOTE 18: SUBSEQUENT EVENTS

Subsequent to September 30, 2005, the Company borrowed an aggregate amount of approximately $607,000 against the Westernbank Term Loan A facility, under the First Westernbank Credit Facility, collateralized by the Company’s capital expenditures. The term loan bears interest of prime plus 2% with monthly principal repayments starting on April 1, 2007. Interest payments are due monthly commencing November 1, 2005.

NOTE 19: STOCKHOLDERS’ DEFICIT

During the nine months ended September 30, 2005, the Company issued 380,000 shares of its restricted common stock as payment of $304,000 of principal due under the refinanced Laurus Note. Additionally, the Company issued 300,000 five-year stock purchase warrants to Laurus in conjunction with a waiver received and certain amendments to the registration rights agreement. The fair value of the warrants was approximately $162,000 based on the Black-Scholes option pricing model with the following weighted average assumption: a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 57%, and a dividend yield of 0%. This amount was charged to interest and financing costs on the consolidated statement of operations. On March 31, 2005, the Company issued 1,591,504 shares of the Company’s restricted common stock valued at approximately $1.3 million as payment of certain early termination fees in connection with the repayment of all amounts due to Laurus Funds as of March 31, 2005. Such repayment amounted to approximately $12.3 million.

During the nine and three months ended September 30, 2005, the Company recorded approximately $131,000 and $66,000, respectively, of additional paid-in capital resulting from stock options which vested during the period. The fair value was calculated using the Black-Scholes option pricing model with the following assumptions; a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 66%, and a dividend yield of 0%. This amount is included in general and administrative expenses in the consolidated statement of operations.

For the nine and three months period ended September 30, 2005, the Company charged costs to additional paid up capital relating to an SB-2 registration statement amounting to $165,000 and $27,000, respectively.

During the three month period ended September 30, 2005, the Company issued 50,000 shares of its common stock for exercise of 50,000 warrants at a price of $1 per share.

NOTE 20: ACCUMULATED COMPREHENSIVE LOSS

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

NOTE 21: WARRANTS

The Company did not issue any warrants for the three months ended September 30, 2005. During the nine months ended September 30, 2005, the Company issued to Laurus Funds, 300,000 five year warrants in conjunction with a waiver received and certain amendments to the registration rights agreements with Laurus Funds. The waiver waived any Events of Default that may have occurred under the credit facility and term note due to Laurus Funds. These warrants allow the holders to purchase the Company’s common stock at a price of $0.95 per share. The fair value of these warrants was estimated using the Black-Scholes option pricing model with the following weighted average assumption: a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 57%, and a dividend yield of 0%. The value assigned to these warrants was approximately $162,000 and was charged as interest and financing costs to the Company’s consolidated statement of operations for the nine months ended September 30, 2005.

Comparatively, for the nine and three months ended September 30, 2004, the Company issued 776,500 warrants, respectively to Laurus Funds in conjunction with a credit facility established in December 2003. These warrants allow the holders to purchase the Company’s common stock at the price of $0.81 per share. The fair value of these warrants was estimated using the Black-Scholes option pricing model with the following weighted average assumption: a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 57%, and a dividend yield of 0%. The value assigned to these warrants was approximately $794,000 for the nine and three months ended September 30, 2004 and was charged as interest and financing costs to the Company’s consolidated statement of operations for the nine and three months ended September 30, 2004

NOTE 22: SUPPLEMENTAL CASH FLOW INFORMATION

	For the Nine months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$1,434	$341	$1,093	$4
Supplemental Disclosure of Non-Cash Financing Activities:
Issuance of 380,000 shares as payment of debt and issuance of 1,591,504 of shares for payment of termination fees to Laurus Funds (conversion price of $0.80 per share)	1,578	30	-	3
Provision for issuance of stock option compensation	196	227	65	66
Provision for issuance of stock issued for services	-	30	-	49
Provision for warrants issued for consulting and financing fees	162	745	-	331
Provision for issuance of warrants for compensation	-	580	-	530
Write-off of unamortized beneficial conversion feature related to retired Laurus Funds debt	651	-	-	-
Write-off of unamortized debt discount related to retired Laurus Funds debt	1,431	-	-	-
Supplemental Disclosure of Non-Cash Investing Activities
Acquisition of property, plant and equipment, under construction in progress	507	-	153	-
Acquisition of Celltech Manufacturing Services Limited:
Deferred purchase price	9,278	-	-	-
Excess over agreed working capital	4,601	-	-	-

NOTE 23: LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has experienced recurring operating losses, has an accumulated deficit and negative working capital. Additionally, the Company has significant debt which is due within the next twelve months.

The management of the Company intends to mitigate any factors relating to future liquidity and capital resources by continuing to follow its plan as follows:

1) Income generated from its recent acquisitions - the Ashton business, that the Company acquired on August 31, 2005, has historically been a profitable operation and the Company expects it to continue to be so. The Company also expects to generate profits from its manufacturing facility in Puerto Rico that it acquired on March 31, 2005 and from its Inyx Pharma facility as two major customer contracts which have been delayed have now commenced.

2) Its Westernbank credit facilities including its revolving working capital lines of credit and capital expenditure loans. The Company is in a position to receive additional funding from Westernbank in the form of an additional revolving working capital line against available assets.

3) New and additional revenue sources - the Company expects to achieve profitability by continuing to intensify its sales and marketing efforts to increase the number of customer purchase orders and contracts for its contract development and manufacturing services, especially as the Company’s two recent acquisitions of the business assets of Aventis PR and Ashton have significantly given it additional capacity and led to new and profitable multi-year exclusive manufacturing contracts with large pharmaceutical companies.

4) The Company also believes that it can establish new sources of revenue by marketing its own proprietary pharmaceutical products or selected clients’ products through collaborative agreements such as its September 8, 2005 product development, marketing and promotion, and manufacturing agreements with King Pharmaceuticals, Inc.

5) The Company can also raise funds through the issuance of equity or debt securities to assist funding its operations and growth strategies.

There can be no assurances that the Company’s forecasted results will be achieved or that additional financing will be obtained.

UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

The following unaudited consolidated pro forma statements of operations presented herein for the three and nine months ended September 30, 2005 and 2004, respectively, give effect to the acquisitions of the business assets of Aventis PR and the Ashton operations as if these acquisitions had taken place at the beginning of the respective periods presented.

The pro forma results for the three and nine months ended September 30, 2005, as summarized below, include the actual results of the Company for the three and nine months ended September 30, 2005 combined with the results of the acquired business of Aventis PR for the three months ended March 31, 2005, and the results of the acquired business of Ashton for the two and eight month periods ended August 31, 2005; i.e. prior to the acquisition dates of those two respective businesses.

The comparative pro forma results for the three and nine months ended September 2004, as summarized below, include the actual results of the Company for the three and nine months ended September 30, 2004 combined with the results of the acquired business of Aventis PR for the three and nine months ended September 30, 2004, and the results of the acquired business of Ashton for the three and nine months ended September 30, 2004.

The historical financial data presented is derived from the historical financial statements of both companies, prepared in accordance with generally accepted accounting principles in the United States of America. The unaudited pro forma adjustments and certain assumptions are described in the accompanying notes which should be read in conjunction with this unaudited pro forma consolidated statement of operations.

The preparation of the unaudited pro forma statement of operations for Aventis PR included an adjustment to back-out any revenues attributable to any Aventis PR inter-company sales and customer contracts not renewed at the date of acquisition. The Aventis acquisition was accounted for using the purchase method of accounting. The unaudited pro forma financial data is not necessarily indicative of the operations had the acquisition taken place at the beginning of the periods presented and such data is not intended to project the Company’s results of operations for any future period.

The Ashton acquisition was a share purchase agreement. As such, all historical financial information is assumed to be as recorded with the exception of the pro forma adjustments as described in the following notes.

Unaudited Consolidated Pro Forma Statement of Operations
For the Nine Months ended September 30, 2005
(Expressed in thousands of U.S. dollars)

	Aventis Pharmaceuticals Puerto Rico. Inc.	Adjustments	Aventis Puerto Rico (Acquired)	August YTD CMSL Ashton, UK (Acquired)	Inyx, Inc.	Aventis PR Pro Forma Adjustments	CMSL UK Pro Forma Adjustments	Combined

Net Revenues	$15,575	$(11,905)	$3,670	$28,042	$24,086	$-	$-	$55,798
Cost of sales	12,242	(10,261)	1,981	22,128	16,237	-	-	40,346
	3,333	(1,644)	1,689	5,914	7,849	-	-	15,452

Operating expenses:
Research and development	-	-	-	-	1,876	-	-	1,876
General and administrative	2,609	(1,729)	880	2,402	12,239	-	-	15,521
Selling	-	12	12	634	355	-	-	1,001
Depreciation	-	71	71	2,690	1,619	220	248	4,848
Amortization of intangibles	-	226	226	440	845	89	605	2,205
Total operating expenses	2,609	(1,420)	1,189	6,166	16,934	309	853	25,451

Income (Loss) from continuing operations before
interest and financing costs and income tax benefit	724	(224)	500	(252)	(9,085)	(309)	(853)	(9,999)

Interest expense (Income)	(1,159)	1,524	365	-	7,896	(3,061)	1,728	6,928
Other expense (Income)	7,965	(7,965)	-	-	-	-	-	-

Loss from continuing operations before
income tax benefit	(6,082)	6,217	135	(252)	(16,981)	2,752	(2,581)	(16,927)

Income tax benefit (expense)	-	-	-	98	-	-	775	873

Extraordinary Items	-	-	-	-	918	-	-	918

Net Income (Loss)	$(6,082)	$6,217	$135	$(154)	$(16,063)	$2,752	$(1,806)	$(15,136)

Unaudited Consolidated Pro Forma Statement of Operations
For the Nine Months ended September 30, 2004
(Expressed in thousands of U.S. dollars)

	Aventis Pharmaceuticals Puerto Rico. Inc.	Adjustments	Aventis Puerto Rico (Acquired)	CMSL Ashton, UK (Acquired)	Inyx, Inc.	Aventis PR Pro Forma Adjustments	CMSL UK Pro Forma Adjustments	Combined

Net Revenues	$48,944	$(39,985)	$8,959	$33,272	$11,549	$-	$-	$53,780
Cost of sales	34,376	(28,281)	6,095	25,905	10,392	-	-	42,392
	14,568	(11,704)	2,864	7,367	1,157	-	-	11,388

Operating expenses:
Research and development	-	-	-	-	1,341	-	-	1,341
General and administrative	6,568	(4,264)	2,304	2,375	6,820	-	-	11,499
Selling	-	38	38	633	255	-	-	926
Depreciation	3,565	(3,186)	379	2,631	431	471	279	4,191
Amortization of intangibles	-	-	-	53	125	945	682	1,805
Total operating expenses	10,133	(7,412)	2,721	5,692	8,972	1,416	961	19,762

Income (Loss) from continuing operations before
interest and financing costs and income tax benefit	4,435	(4,292)	143	1,675	(7,815)	(1,416)	(961)	(8,374)

Interest expense (Income)	(2,111)	2,111	-	-	2,474	2,150	1,728	6,352
Other expense (Income)	7	(7)	-	-	-	-	-	-

Loss from continuing operations before
income tax benefit	6,539	(6,396)	143	1,675	(10,289)	(3,566)	(2,689)	(14,726)

Income tax benefit (expense)	(1,103)	1,103	-	(562)	393	-	807	638

Extrraordinary Items

Net Income (Loss)	$5,436	$(5,293)	$143	$1,113	$(9,896)	$(3,566)	$(1,882)	$(14,088)

Unaudited Consolidated Pro Forma Statement of Operations
For the Three Months ended September 30, 2005
(Expressed in thousands of U.S. dollars)

	July & August CMSL Ashton, UK (Acquired)	Inyx, Inc.	CMSL UK Pro Forma Adjustments	Combined

Net Revenues	$5,858	$12,908	$-	$18,766
Cost of sales	4,054	7,837		11,891
	1,804	5,071	-	6,875

Operating expenses:
Research and development	-	929	-	929
General and administrative	583	5,813	-	6,396
Selling	(24)	181	-	157
Depreciation	738	903	62	1,704
Amortization of intangibles	107	436	151	694
Total operating expenses	1,404	8,262	213	9,880

Income (Loss) from continuing operations before
interest and financing costs and income tax benefit	400	(3,191)	(213)	(3,005)

Interest expense (Income)	-	1,750	576	2,326
Other expense (Income)	-	-	-	-

Loss from continuing operations before
income tax benefit	400	(4,941)	(789)	(5,331)

Income tax benefit (expense)	(155)	-	237	82

Net Income (Loss)	$245	$(4,941)	$(552)	$(5,249)

Unaudited Consolidated Pro Forma Statement of Operations
For the Three Months ended September 30, 2004
(Expressed in thousands of U.S. dollars)

	Aventis Pharmaceuticals Puerto Rico. Inc.	Adjustments	Aventis Puerto Rico (Acquired)	CMSL Ashton, UK (Acquired)	Inyx, Inc.	Aventis PR Pro Forma Adjustments	CMSL UK Pro Forma Adjustments	Combined

Net Revenues	$13,858	$(11,270)	$2,588	$10,494	$4,249	$-	$-	$17,331
Cost of sales	9,554	(7,717)	1,837	8,723	3,571	-	-	14,131
	4,304	(3,553)	751	1,771	678	-	-	3,200

Operating expenses:
Research and development	-	-	-	-	942	-	-	942
General and administrative	1,736	(1,038)	698	794	2,521	-	-	4,013
Selling	-	13	13	206	95	-	-	314
Depreciation	1,252	(1,077)	175	978	155	117	93	1,518
Amortization of intangibles	-	-	-	53	42	315	227	637
Total operating expenses	2,988	(2,102)	886	2,031	3,755	432	320	7,424

Income (Loss) from continuing operations before
interest and financing costs and income tax benefit	1,316	(1,451)	(135)	(260)	(3,077)	(432)	(320)	(4,224)

Interest expense (Income)	(1,067)	1,067	-	-	750	717	576	2,043
Other expense (Income)	-	-	-	-	-	-	-	-

Loss from continuing operations before
income tax benefit	2,383	(2,518)	(135)	(260)	(3,827)	(1,149)	(896)	(6,267)

Income tax benefit (expense)	(402)	402	-	87	-	-	269	356

Net Income (Loss)	$1,981	$(2,116)	$(135)	$(173)	$(3,827)	$(1,149)	$(627)	$(5,911)

Notes to Unaudited Pro Forma Consolidated Statement of Operations

For the Three and Nine Months Ended September 30, 2005 and 2004

(1)	Reflects adjustments to back out certain revenues and expenses historically recorded or incurred by Aventis PR which related to those operations not acquired by Inyx USA.

a.
Aventis PR’s revenue represents all manufacturing revenues relating to the carved-out business of Aventis PR and was derived using the actual product volumes of the products acquired in the acquisition on March 31, 2005, extended at the newly negotiated unit prices for each one of these products.

(2)
Reflects the actual revenue and expenses historically recorded by CMSL. The figures have been converted from GBP’s to US dollars based on average exchange rates for each period. Adjustments were made to reduce the cost of sale and correspondingly increase the selling, general and administration cost to reflect consistent with US reporting format.

(3)	Reflects the following pro forma adjustments related to the Aventis PR acquisition:

a.	Depreciation expense was adjusted to reflect the fair value of assets acquired as of the closing of the acquisition on March 31, 2005, and based on valuations provided by an independent third party.

b.
The amortization of intangible assets was recorded to reflect the amortization of purchased intangible assets subject to amortization, including customer contract renewals and customer relationships that were acquired in the Aventis PR transaction on March 31, 2005, and based on valuations provided by an independent third party.

c.
Reflects additional interest expense from the Westernbank credit facility closed on March 31, 2005 and a reduction of interest expense due to the repayment of the Laurus Master Funds credit facility also occurring on March 31, 2005.

(4)	Reflects the following pro forma adjustments related to the Ashton acquisition:

a.	Depreciation expense was adjusted to reflect the fair value of assets acquired as of the closing of the acquisition on August 31, 2005, based on valuations provided by a third party.

b.
Amortization of intangible assets was recorded to reflect the amortization of purchased intangible assets subject to amortization including customer contract renewals and customer relationships acquired in the Ashton acquisition on August 31, 2005, and based on valuations provided by a third party.

c.	Reflects additional interest expense from the new Westernbank credit facility closed on August 31, 2005.

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

General

Inyx, Inc. (“Inyx”, “we”, “us”, “our”, or the “Company”) through its wholly-owned subsidiaries, Inyx Pharma Limited (“Inyx Pharma”), Inyx Canada Inc. (“Inyx Canada”), Inyx USA, Ltd. (“Inyx USA”), Inyx Europe Limited (“Inyx Europe”) and Exaeris Inc. (“Exaeris”) is a specialty pharmaceutical company.

Our corporate headquarters are located at 825 Third Avenue, 40th Floor, New York, New York, 10022 and our product manufacturing and development and support facilities are located in Manati, Puerto Rico (Inyx USA), Runcorn, England (Inyx Pharma) and Ashton, England (Inyx Europe). We also have business development and administrative offices in Toronto, Canada (Inyx Canada) and a newly opened commercial operations office in Exton, Pennsylvania (Exaeris).

Our focus is the development and manufacturing of prescription and over-the-counter (“OTC”) aerosol pharmaceutical products and drug delivery technologies for the treatment of respiratory, allergy, cardiovascular, dermatological and topical conditions. We perform limited sales and marketing functions, but that is currently primarily to market and promote our manufacturing, technical and product development capabilities to our international client base. Our client base primarily consists of ethical pharmaceutical corporations, branded generic pharmaceutical distributors and biotechnology companies. Until we have completed developing our own product distribution and sales and marketing capabilities, we will continue to depend on our customers’ distribution channels or strategic partners to market and sell the pharmaceutical products we develop and manufacture for them.

Recent Developments

On March 29, 2005, we incorporated Exaeris Inc. (“Exaeris”), a wholly-owned Delaware corporation, to be headquartered in Exton, Pennsylvania, and to manage and operate our contemplated product development and promotion and marketing activities, including those through collaborative agreements with other companies. Our strategy is to have Exaeris focus on the sales and marketing of niche or enhanced generic pharmaceutical products, including our clients’ products and our own planned proprietary products in the respiratory, allergy, dermatological, topical and cardiovascular treatment market sectors.

We believe that this type of corporate structure will allow us to leverage the commercial opportunities that are being created by the client relationships we are developing in our contract manufacturing and product development areas of expertise, or those that may come directly through Exaeris’ own business development efforts. Such opportunities include product development and marketing collaborations, and the commercialization of proprietary products that we are developing internally or actively looking to acquire either the marketing rights or outright ownership from other companies.

Exaeris is lead by its President, Mr. Stephen Beckman, who we hired on September 1, 2005. Mr. Beckman has more than 15 years experience in the sales, marketing and commercialization of pharmaceutical products. Exaeris is currently organizing its management team and sales force, which we initially intend to establish through a commercial relationship with a pharmaceutical contract sales representative organization, although no such agreement has been finalized.

In addition to continuing to develop a sales force, Exaeris’ management team’s initial primary focus will be to provide the sales, marketing and product promotion support required for our product development, manufacturing and marketing collaboration agreements with King Pharmaceuticals, Inc. (“King”) regarding King’s Intal® and Tilade®products. Intal® and Tilade® are non-steroidal, anti-inflammatory agents (mast-cell stabilizers) for the management of asthma. Such multi-year agreements were signed on September 8, 2005 and include the formation of an Alliance Management Committee (“AMC”), comprised of three senior executives from each company who will plan, administer and monitor the activities of parties under the noted agreements.

We plan to have Exaeris enter other such collaborative product marketing and promotion agreements but at this time no such agreements have been agreed to or completed.

The Acquisition of Celltech Manufacturing Services Limited

On August 31, 2005, through our wholly-owned United Kingdom subsidiary, Inyx Europe, we completed the purchase of all of the outstanding shares of Celltech Manufacturing Services Limited (“CMSL”), a United Kingdom pharmaceutical manufacturing company, from UCB Pharma Limted (“UCB”) for approximately $38.2 million plus acquisition costs of approximately $3.4 million, and thereby assumed possession and control of the operations of CMSL on September 1, 2005.

On September 9, 2005, we changed the “CMSL” name to Ashton Pharmaceuticals Limited (“Ashton”). Ashton now operates as a wholly-owned subsidiary of Inyx Europe and its operating results are included in our consolidated results of operations effective September 1, 2005.

We funded the acquisition of Ashton , through a debt financing agreement with Westernbank Puerto Rico (“Westernbank”), which had previously provided us the funding required to acquire our Inyx USA operations. For the CMSL acquisition, Westernbank provided Inyx Europe a revolving credit line of up to $11,700,000 and term loans to Inyx Europe in the aggregate amount of $24,800,000, pursuant to four promissory notes, each dated August 30, 2005. The Loans are secured by all of the assets of the Company and its subsidiaries including those of Inyx Europe and Ashton, and are guaranteed by the Company and its subsidiaries pursuant to a general security agreement. In addition, we have pledged our shares of Inyx Europe and Ashton Inyx Europe to Westernbank as part of the collateral for the Loans. The funding of the Ashton acquisition also included a seller’s loan consisting of a purchase price deferral from UCB of approximately $14.4 million, in aggregate, and to be repaid in equal monthly installments after the acquisition.

Ashton has over 50 years of experience in pharmaceutical development and manufacturing, and currently produces a portfolio of branded and non-branded products for third party customers including UCB, its previous parent company. Before its acquisition by the UCB Group in 2004, the Ashton business was part of the Celltech Group PLC.

Ashton operates a 152,000 square foot cGMP (current Good Manufacturing Practice) facility approved to manufacture pharmaceuticals products for the United Kingdom, Europe and Asia. The site is regulated by the United Kingdom MHRA (Medicines and Healthcare products Regulatory Agency) and the EMEA (the European Agency for the Evaluation of Medicinal Products). The manufacturing site is comprised of a complex of pharmaceutical manufacturing, laboratory and product support, storage space, and administrative office premises located on an approximately 7.3-acre piece of land in Ashton, near Manchester, in the North East of England, and approximately one hour away by car from our Company’s other United Kingdom operation, Inyx Pharma Limited, located in Runcorn, Cheshire. Ashton currently has approximately 300 employees consisting of management, commercial and finance, production, quality control and testing and technical and distribution support staff.

The Ashton facility is approved to produce pharmaceuticals, including solid dose, sterile and dry powder inhaler products, for the United Kingdom, Europe and Asia. Through the Ashton Site, CMSL also manufactures steroids, hormonal products and highly potent product formulations. The Ashton site also possesses a controlled drug license from the MHRA.

Revenues at the Ashton site consist of product manufacturing and support services for the Celltech-UCB group, under a new five-year exclusive manufacturing contract, and contracts and purchase orders from other pharmaceutical companies, as well as the sales of three of its own products, consisting of three major hormonal products and currently sold through third parties.

The Aventis PR Transaction

On March 31, 2005, through our wholly-owned subsidiary, Inyx USA, we acquired certain business and assets of Aventis PR from Aventis Pharmaceuticals, Inc. (“Aventis Pharmaceuticals”), part of the sanofi-aventis Group, for approximately $23.0 million, consisting of approximately $19.7 million cash paid at closing and incremental transaction costs of approximately $2.7 million.

As noted above, the Aventis PR acquisition was funded through a credit facility obtained from Westernbank. The Aventis PR credit facility consists of a revolving loan, three term loans and a mezzanine loan, in the aggregate totaling approximately $46.0 million.

The Aventis PR business assets that we acquired are located on a 9.5 acre property in Manati, Puerto Rico comprised of a 140,000 square foot pharmaceutical manufacturing operation with supporting equipment, laboratories, warehouse and office space. We retained 145 employees and the operation currently manufactures dermatological, respiratory and allergy products, including niche aerosol pharmaceutical products.

Prior to our acquisition of its manufacturing assets, Aventis PR previously produced pharmaceutical products in accordance with a contract manufacturing agreement with its parent company, Aventis Pharmaceuticals.

Consolidated Results

The accompanying consolidated financial information includes the accounts of Inyx and its wholly-owned subsidiaries, Inyx Pharma Limited, incorporated under the laws of England and Wales; Inyx Canada, Inc., formed as a federally incorporated Canadian corporation; Inyx USA, Ltd., incorporated under the laws of Isle of Man; Inyx Europe Limited, incorporated under the laws of England and Wales; and Exaeris Inc., incorporated in the state of Delaware. All inter-company accounts and transactions have been eliminated in consolidation.

Combined Results for Comparative Purposes

As we acquired certain business assets of Aventis PR on March 31, 2005 and the shares of Ashton on August 31, 2005, our Management’s Discussion and Analysis of results of operations for the nine month period ending September 30, 2005 and the comparative nine month period ending September 30, 2004 will focus on both actual and combined pro forma results.

Based on the timing of the noted business acquisitions, we believe that a nine month pro forma comparison provides the reader the best analysis, including comparative analysis of our current business situation and results of operation, especially as the two noted acquisitions (i.e. the business assets of Aventis PR on March 31, 2005 and the shares of CMSL on August 31, 2005) have contributed materially to a growth in our revenues and business scope. Accordingly, the pro forma analysis provided below outlines the actual results of the Company for the nine months ended September 30, 2004 combined with the results of operation of the acquired business of Aventis PR and the results of operation of CMSL for the nine months ended September 30, 2004.

Therefore, the pro forma results for the nine months ended September 30, 2005 include the actual results of the Company for the nine months ended September 30, 2005 combined with the results of the acquired business of Aventis PR for the three months ended March 31, 2005 and the results of CMSL for the eight months ended August 31, 2005.

Unaudited Consolidated Statements of Operations and Pro Forma Statements of Operations

As noted above, our discussion herein focuses on our actual results of operations for the three and nine months ended September 30, 2005, as compared to our actual results for the three and nine months ended September 30, 2004, and for comparative purposes, our pro forma results of operations for the pro forma nine months ended September 30, 2005, as compared to the pro forma results of operations for the pro forma nine months ended September 30, 2004. Inyx currently manages and operates its business as one operating segment; our results of operations are derived from contract pharmaceutical manufacturing and product formulation and development outsourcing services, including product stability, commercial scale-up, and validation and regulatory support for our clients’ products. Future contract revenues are dependant upon our clients maintaining or obtaining regulatory approval for the sale of their products in their designated markets.

Although we do not currently derive any of our revenues from the sale of our own products, we believe that we can increase our revenues and achieve greater profit margins through the addition of our own proprietary product lines in selected pharmaceutical market sectors, with marketing to be conducted through certain strategic customers or through collaborative product promotion and marketing agreements with clients regarding selected or niche products. We expect that these types of revenues would include direct sales, revenue sharing, and royalty payments and licensing fees.

We are incurring proprietary product research and development costs, including costs that may be associated with certain potential proprietary product and associated intellectual property acquisitions. At this time, we have not commercialized any of our own proprietary products or product acquisitions but we believe that by the beginning of 2006 we will be in a position to commence the sale of our own proprietary products, including selected clients’ products through product collaboration and joint marketing and promotion agreements such as our agreement with King Pharmaceuticals.

The financial information set forth in the following discussion should be read in conjunction with and qualified in its entirety by the financial statements of our Company presented elsewhere herein.

Results of Operations for the Three and Nine months Ended September 30, 2005 compared to the Three and Nine months Ended September 30, 2004, and for the Pro Forma Nine Months Ended September 30, 2005 compared to the Pro Forma Nine Months ended September 30, 2004

Net Revenues

Net revenues for the three months ended September 30, 2005 increased by approximately $8.7 million or 207% to approximately $12.9 million as compared to net revenues of $4.2 million for the same period a year ago.

Net revenues for the nine months ended September 30, 2005 increased by approximately $12.5 million or 109% to approximately $24.1 million from net revenues of approximately $11.5 million for the nine months ended September 30, 2004.

On a pro forma basis, net revenues for the pro forma nine months ended September 30, 2005 increased by approximately $2.0 million or approximately 4% to pro forma net revenues of $55.8 million from pro forma net revenues of approximately $53.8 million for the pro forma nine months ended September 30, 2004.

The increase in net revenues between the comparative periods is related to both our March 31, 2005 acquisition of certain assets and business of Aventis PR plus our acquisition of all the issued share capital of Ashton on August 31, 2005. These two acquisitions have contributed significantly to our revenues, diversified and grown our client base, expanded our manufacturing and business capabilities, and enlarged our overall scope of operations.

As can be noted by our pro forma results of operations for the nine months ended September 30, 2005, if we had completed these acquisitions at the beginning of 2005 our year-to-date revenues would have been approximately $56 million, based on these businesses’ historical performance and book of business. The four percent growth between the respective pro forma nine-month periods is related to the increased growth of Inyx’s core revenues, primarily attributable to our expanding client base and business volume.

The noted acquisitions of the business assets of Aventis PR and the shares of Ashton have also provided us with three new top customers for the nine month period ended September 30, 2005. For the nine months ended September 30, 2005, our three top customers were Kos Pharmaceuticals, Inc. (“Kos”), the sanofi-aventis Group (“sanofi-aventis”) and the UCB Pharma Group (“UCB”). For the nine months ended September 30,2005, these customers accounted for approximately $13.1 million or approximately 54% of our total net revenues for the reporting period, although UCB only accounted for one month of business as we signed an exclusive five-year manufacturing contract with UCB as part of our acquisition of the shares of Ashton on August 31, 2005. Our other top two customers, Kos and sanofi-aventis, became our largest customers as a result of our acquisition of the business assets of Aventis PR on March 31, 2005.

For the comparative nine months ended September 30, 2004, our top three customers were Generics (UK) Limited (“Merck Generics”), SSL International Plc (“SSL”) and Genpharm Inc. (“Genpharm”). These customers accounted for approximately $5.1 million in net revenues or approximately 44% of our total net revenues for the nine months ended September 30, 2004.

Although we now have broadened our business base, including adding a number of new clients, a delay in the production requirements for any one of our major clients or the loss of any one of our top three clients would have a material adverse affect on our revenues and profitability opportunities. As part of our strategic growth objectives, we continue to broaden our customer base and distribution channels to mitigate the risk of our economic dependence on any one client. We expect our new manufacturing sites, which provide us with expanded and complementary manufacturing capabilities and a broader marketing base will enable us to attract additional new customers and to do increasing business with both new and existing clients.

Also, we believe our expertise in aerosol pharmaceutical manufacturing including the commercialization and production of hydrocarbon aerosol foams, and converting from ozone-depleting chlorofluorocarbon (“CFC”) to CFC-free aerosol pharmaceuticals, particularly the production of hydrofluoroalkane (“HFA”) non-ozone-depleting aerosol pharmaceutical products, should generate increasing business for us as the Montreal Protocol continues to be implemented around the world, including now in the United States, the largest pharmaceutical market in the world.

Cost of Sales

Cost of sales are the costs that we incur in providing our product manufacturing and development services, including production materials and components, manufacturing and packaging labor, factory overheads including gas, power and security and building maintenance, and technical affairs which includes quality control and quality assurance regulatory support functions, and laboratory support and testing staff.

Cost of sales for the three months ended September 30, 2005 amounted to approximately $7.8 million or approximately 60% of net revenues of approximately $12.9 million for the three month period. In comparison, for the three months ended September 30, 2004, cost of sales amounted to approximately $3.6 million or approximately 84% of net revenues of approximately $4.2 million for that three month period.

The cost of sales for the nine months ended September 30, 2005 amounted to approximately $16.2 million or approximately 67% of net revenues of approximately $24.1 million. In comparison, for the nine months ended September 30, 2004, our cost of sales amounted to approximately $10.4 million or approximately 90% of net revenues of approximately $11.5 million.

On a pro forma basis, cost of sales for the pro forma nine months ended September 30, 2005 amounted to approximately $40.3 million or approximately 72% of pro forma net revenues of approximately $55.8 million. In comparison, cost of sales for the pro forma nine months ended September 30, 2004 amounted to approximately $42.4 million or approximately 79% of pro forma net revenues of approximately $53.8 million.

The improvement in our cost of sales as a percentage of sales between the comparative periods, including for the comparative pro forma nine month periods, was driven primarily by the increased amount of product support services that we provided during the noted three month and nine periods in 2005 as compared to the same periods in 2004. Such services included product development and commercialization activities, product testing, validation and stability work, and regulatory compliance and documentation review support. Revenue-generating product support and customer assistance activities are associated with the commercialization of our customers’ products, the transfer of our customers’ products to new delivery systems, and the transfer of our customers’ products to our manufacturing lines from other facilities or from successful clinical testing. We typically charge our customers hourly or milestone related fees for such services. Such fees typically provide better profit margins due to the lower overhead costs (i.e. no material costs, no additional labor costs other than what we would normally be absorbing, and limited overhead costs) that we have to absorb when compared to the operation of our manufacturing lines.

Additionally, material costs associated with the operations we have acquired during the past nine months are lower as a result of those businesses’ longer-term and larger relationships with their key vendors. These acquired vendor relationships are now providing our Company with lower costs for our materials and components.

We expect the cost of goods sold as a percentage of our sales to continue to improve as more customer contracts are initiated or renewed and our capacity utilization is enhanced. With improved fixed overhead cost absorption, we expect to continue to improve our profit margins opportunities. We also expect to further continue to improve our profit margins as we gain better bulk-purchasing-power leverage with our vendors for the materials and components that we utilize to manufacture our clients’ products.

Gross Profit

Gross profit for the three months ended September 30, 2005 increased by approximately $4.4 million or over 600% to approximately $5.1 million on net revenues of $12.9 million or a gross profit of approximately 39% of net revenues. For the three months ended September 30, 2004 we had a gross profit of approximately $680,000 on net revenues of approximately $4.2 million or a gross profit of approximately 16% of net revenues.

Gross profit for the nine months ended September 30, 2005 amounted to approximately $7.9 million on net revenues of $24.1 million or approximately 33% of net revenues. The gross profit for the nine months ended September 30, 2004 amounted to approximately $1.2 million on net revenues of approximately $11.5 million or approximately 10% of net revenues.

On a pro forma basis, gross profit for the pro forma nine months ended September 30, 2005 increased by $4.1 million to approximately $15.5 million on net revenues of $55.8 million or approximately 28% of net revenues. In comparison, for the pro forma nine months ended September 30, 2004, we had a gross profit of approximately $11.4 million or approximately 21% of pro forma net revenues of approximately $53.8 million.

The improvement in gross profit between the comparative periods is driven by the noted favorable mix of product support and technology services revenues as well as the increased capacity utilization at our facilities, thereby improving overhead absorption rates, and the addition of more profitable contracts as a result of our recent acquisitions of the business assets of Aventis PR and the Ashton manufacturing operations.

We believe that our gross profit will continue to improve as we continue to improve our capacity utilization at our manufacturing facilities as a result of our expanded client base. We believe that we can also continue to improve our gross profit margins through the addition of our own pharmaceutical product lines which traditionally offer greater profit margins than those provided by contract manufacturing services. Although we do not currently derive any revenues from the sale of our own products, we expect to commence such commercial activities as a result of our new collaboration and marketing agreement with King Pharmaceuticals in 2006. Additionally, we expect to have our first two proprietary products ready for commercial marketing in 2006.

Operating Expenses

Our operating expenses consist of product research and development costs, general and administrative, selling, depreciation and amortization as well as expenses related to the amortization of intangible assets.

Operating expenses for the three months ended September 30, 2005 amounted to approximately $8.3 million or approximately 64% of net revenues of approximately $12.9 million. In comparison, for the three months ended September 30, 2004, our operating expenses amounted to approximately $3.8 million or approximately 88% of net revenues of $4.2 million.

Operating expenses for the nine months ended September 30, 2005 amounted to approximately $16.9 million or approximately 70% of net revenues of $24.1 million. In comparison, operating expenses for the nine months ended September 30, 2004 amounted to approximately $9.0 million or approximately 78% of net revenues of $11.5 million.

On a pro forma basis, operating expenses for the pro forma nine months ended September 30, 2005 amounted to approximately $25.5 million or approximately 46% of pro forma net revenues of approximately $55.8 million. In comparison, operating expenses for the pro forma nine months ended September 30, 2004 amounted to approximately $19.8 million or approximately 37% of pro forma net revenues of approximately $53.8million.

Although our operating expenses as a percentage of our revenues has been reduced due to the growth in revenues, we had higher operating expenses for the three and nine months ended September 30, 2005, in comparison to both the actual and pro forma periods in 2004, as a result of the one-time due diligence costs, travel expenses, integration costs and increased operational costs related to our acquisitions of the business assets of Aventis PR and the Ashton operation, respectively, during 2005. For the nine months ended September 30, 2005, we have incurred approximately $2.3 million of such one-time general and administrative costs, primarily related to acquisition and business integration related expenses.

Additionally, we continue to expand the scope of our business operations as we continue to assimilate and integrate these acquired operations. In addition to an expanded management team and labor force, we have enhanced our business support functions and also intensified our research and development activities in anticipation of launching our own proprietary products in 2006. We also now have increased training, insurance costs, legal fees, audit fees and other expenses related to our enhanced corporate and business development activities.

Research and Development Costs

Research and development costs for the three months ended September 30, 2005 were approximately $930,000 or approximately 11% of our operating expenses of approximately $8.3 million, and approximately 7% of net revenues of approximately $12.9 million for the three month period. In comparison, for the three months ended September 30, 2004, our research and development costs amounted to approximately $940,000 or approximately 25% of our operating expenses of approximately $3.8 million, and approximately 22% of net revenues of approximately $4.2 million for the comparable three month period.

Research and development costs for the nine months ended September 30, 2005 were approximately $1.9 million or approximately 11% of our operating expenses of approximately $16.9 million, and approximately 8% of net revenues of approximately $24.1 million for the nine month period. In comparison, research and development costs for the nine months ended September 30, 2004 were approximately $1.3 million or approximately 15% of our operating expenses of approximately $9.0 million, and approximately 12% of net revenues of approximately $11.5 million for the comparable nine month period.

On a pro forma basis, research and development costs for the pro forma nine months ended September 30, 2005 were approximately $1.9 million or approximately 7% of pro forma operating expenses of approximately $25.5 million, and approximately 3% of pro forma net revenues of approximately $55.8 million. In comparison, for the pro forma nine months ended September 30, 2004, pro forma research and development costs were approximately $1.3 million or approximately 7% of pro forma operating expenses of approximately $19.8 million, and approximately 2.5% of pro forma net revenues of approximately $53.8 million.

As we plan to commence commercial marketing of our initial two proprietary pharmaceutical aerosol products, a wound irrigation and cleansing spray utilizing barrier technologies and an anti-inflammatory nasal pump, in 2006, subject to the required regulatory approvals, we have intensified our research and development activities in these areas. As a result, our research and development expenses have increased.

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

We believe that we can also enhance our competitive position through the acquisition of regulatory-approved pharmaceutical products and drug delivery devices for respiratory, dermatological, topical and cardiovascular medication applications or such products in development, including those through the acquisition of other pharmaceutical companies. One such example was our acquisition of a lipid-binding matrix for delivering incompatible or unstable drug substances in single formulations or in a combination of different drugs. We plan to use this acquired technology to develop our own proprietary metered dose inhalers (“MDIs”) for the treatment of asthma and other respiratory diseases, either in a single formulation or as a combination drug delivery system, as well as across a broad-spectrum of other inhalation-therapy treatments, including acute and chronic pain management.

Our research and development costs include intellectual property development costs, salaries for required technical staff, fees and expenses related to external consultants, and costs associated with the use of external laboratory facilities as may be required. We believe that even though research and development costs may increase our operating expenses in the short term; in the long term, these costs should be offset by the higher profit margins derived from the manufacturing and sale of our own proprietary products as compared to the operating margins of our contract manufacturing services.

We plan to distribute our proprietary products through our own customers’ distribution channels or in collaboration with other strategic marketing partners through our new wholly-owned subsidiary, Exaeris.

General and Administrative Expenses

Our general and administrative expenses include management and staff compensation, corporate overhead costs, administrative support, business and corporate development, including those for external consultants, property, business and liability insurance, and business support costs incurred by our wholly owned subsidiaries.

General and administrative expenses for the three months ended September 30, 2005 amounted to approximately $5.8 million or approximately 70% of our operating expenses of approximately $8.3 million, and approximately 45% of net revenues of approximately $12.9 million for the three month period. In comparison, for the three months ended September 30, 2004, our general and administrative expenses amounted to approximately $2.5 million or approximately 67% of our operating expenses of approximately $3.8 million, and approximately 59% of net revenues of approximately $4.2 million for the comparable three month period.

General and administrative expenses for the nine months ended September 30, 2005 amounted to approximately $12.2 million or approximately 72% of our operating expenses of approximately $16.9 million, and approximately 51% of net revenues of approximately $24.1 million for the nine month period. In comparison, general and administrative expenses for the nine months ended September 30, 2004 were approximately $6.8 million or approximately 76% of our operating expenses of approximately $9.0 million, and approximately 59% of net revenues of approximately $11.5 million for comparable nine month period.

On a pro forma basis, general and administrative expenses for the pro forma nine months ended September 30, 2005 amounted to approximately $15.5 million or approximately 61% of our pro forma operating expenses of approximately $25.5 million, and approximately 28% of pro forma net revenues of approximately $55.8 million. In comparison, general and administrative expenses for the pro forma nine months ended September 30, 2004 amounted to approximately $11.5 million or approximately 58% of our pro forma operating expenses of approximately $19.8 million, and approximately 21% of pro forma net revenues of approximately $53.8 million.

The general and administrative expenses for the three and nine months ended September 30, 2005 include due diligence, travel, and integration costs related to the acquisition of the business assets of Aventis PR and the Ashton business, both completed during the noted reporting periods. As a result, for the nine months ended September 30, 2005, we incurred additional general and administrative costs amounting to approximately $2.3 million, primarily related to acquisition and business integration related expenses.

We also incurred additional general and administrative costs during these periods as a result of a number of other corporate and business development activities that we are currently undertaking to expand our overall business as a specialty pharmaceutical company, none of which have been completed as of yet. Other contributing factors to our general and administrative expenses during these periods are increased staff compensation and salaries, including increasing labor costs due to an employee force increasing from 125 people to more than 550 employees, as well as material increases in business and insurance costs related to the two acquisitions completed during 2005.

As we continue to implement our corporate development and growth strategy, we also expect to incur general and administrative costs due to the addition of senior business and financial executives to our management team and the overall enhancement to our business support functions to accommodate our expanded operating base in both North America and Europe.

We believe that as we continue to grow our business and begin to introduce our own proprietary products, such products should provide better profit margins than the contract development and manufacturing fees that we presently receive from our customers and as a result of these expected improved margins, we can better offset our general and administrative costs.

Selling Expenses

Selling expenses consist primarily of salaries, commissions and marketing costs associated with the commercial and sales and marketing functions of our business. Although we perform some sales and marketing functions, currently such activities are primarily focused on expanding our pharmaceutical aerosol manufacturing business with existing or potential clients.

Selling expenses for the three months ended September 30, 2005 amounted to approximately $180,000 or approximately 2% of our operating expenses of approximately $8.3 million, and approximately 1% of net revenues of approximately $12.9 million for the three month period. In comparison, for the three months ended September 30, 2004, our selling expenses amounted to approximately $95,000 or approximately 2.5% of our operating expenses of approximately $3.8 million, and approximately 2% of net revenues of approximately $4.2 million for the comparable three month period..

Selling expenses for the nine months ended September 30, 2005 were approximately $355,000 or approximately 2% of our operating expenses of approximately $16.9 million, and approximately 1.5% of net revenues of approximately $24.1 million for the nine month period. In comparison, selling expenses for the nine months ended September 30, 2004 were approximately $255,000 or approximately 3% of our operating expenses of approximately $9.0 million, and approximately 2.2% of net revenues of approximately $11.5 million for the comparable nine month period.

On a pro forma basis, selling expenses for the pro forma nine months ended September 30, 2005 amounted to approximately $1.0 million or approximately 4% of pro forma operating expenses of approximately $25.5 million, and approximately 2% of pro forma net revenues of approximately $55.8 million. In comparison, for the pro forma nine months ended September 30, 2004, selling expenses amounted to approximately $926,000 or approximately 5% of our pro forma operating expenses of approximately $19.8 million, and approximately 2% of pro forma net revenues of approximately $53.8 million.

As we continue to ramp-up our business development and commercial activities, we expect our selling expenses to increase concomitantly with expected revenue expansion. Our selling expenses as a percentage of our sales have remained relatively consistent over the comparative periods as we have been focusing our sales and marketing activities on the promotion of our manufacturing facilities. We expect that our selling expenses, as a percentage of our revenues, may potentially slightly increase as we are planning to add senior sales and marketing executives to assist in our business expansion, including continuing to intensify our marketing activities to new as well as existing customers.

Additionally, we expect to incur additional selling expenses once we commence to market and promote our own proprietary products or our clients’ products through collaborative agreements, such as our September 8, 2005 collaboration agreement with King Pharmaceuticals. We expect to commence such activities beginning in the first quarter of 2006 and expect to offset such additional costs as a result of the expected better margins offered by the direct sale of such products as compared to contract manufacturing revenues.

We believe that once we commence the marketing of our own proprietary products or selected clients’ products, we may also need to build or contract out our own sales force. Our strategy is focus on the sales and marketing of niche or enhanced generic pharmaceutical products, including our clients’ products and our own planned proprietary products in the respiratory, allergy, dermatological, topical and cardiovascular treatment market sectors.

Depreciation and Amortization

The value of our property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from 25 years for buildings and 3-10 years for equipment.

Depreciation and amortization expenses for the three months ended September 30, 2005 amounted to approximately $900,000 or approximately 11% of our operating expenses of approximately $8.3 million, and approximately 7% of net revenues of approximately $12.9 million for the three month period. In comparison, for the three months ended September 30, 2004, depreciation and amortization expenses amounted to approximately $155,000 or approximately 4% of our operating expenses of approximately $3.8 million, and approximately 3.6% of net revenues of approximately $4.2 million for the comparable three month period.

Depreciation and amortization expenses for the nine months ended September 30, 2005 were approximately $1.6 million or approximately 10% of our operating expenses of approximately $16.9 million, and approximately 7% of net revenues of approximately $24.1 million for the nine month period. In comparison, depreciation and amortization expenses for the nine months ended September 30, 2004 were approximately $430,000 or approximately 5% of our operating expenses of approximately $9.0 million, and approximately 4% of net revenues of approximately $11.5 million for the comparable nine month period.

On a pro forma basis, depreciation and amortization expenses for the pro forma nine months ended September 30, 2005 amounted to approximately $4.8 million or approximately 19% of our pro forma operating expenses of approximately $25.5 million, and approximately 9% of pro forma net revenues of approximately $55.8 million. In comparison, for the pro forma nine months ended September 30, 2004, depreciation and amortization expenses amounted to approximately $4.2 million or approximately 21% of our pro forma operating expenses of approximately $19.8 million, and approximately 8% of pro forma net revenues of approximately $53.8 million.

The primary reason for the increase in depreciation and amortization expenses between the comparative three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004 is the result of the respective acquisitions of the business assets of Aventis PR and Ashton during the nine months ended September 30, 2005.

The pro forma nine month period ended September 30, 2005 also includes the depreciation of these assets as if we had owned them from the beginning of 2005. The pro forma analysis is therefore indicative of the type of depreciation and amortization expenses that we will have on a go forward basis due to the assets we have acquired.

Amortization of Intangible Assets

The fair values assigned to the intangible assets acquired are based on estimates and assumptions provided and other information compiled by management, including independent valuations that utilize established valuation techniques appropriate for the industry in which our Company operates. Purchased intangible assets are carried at cost less accumulated amortization.

The amortization expense for intangible assets for the three months ended September 30, 2005 was approximately $440,000 or approximately 5% of our operating expenses of approximately $8.3 million, and approximately 3% of net revenues of approximately $12.9 million for the three month period. In comparison, the amortization expense for intangible assets for the three months ended September 30, 2004 was approximately $40,000 or approximately 1% of our operating expenses of approximately $3.8 million, and less than 0.1% of net revenues of approximately $4.2 million for the comparative three month period in 2004.

The amortization expense for intangible assets for the nine months ended September 30, 2005 was approximately $845,000 or approximately 5% of our operating expenses of approximately $16.9 million, and approximately 3.5% of net revenues of approximately $24.1 million for the nine month period. In comparison, the amortization expense for intangible assets for the nine months ended September 30, 2004 was approximately $125,000 or approximately 1.4% of our operating expenses of approximately $9.0 million, and approximately 1% of net revenues of approximately $11.5 million for the comparative nine month period in 2004.

On a pro forma basis, the amortization expense for intangible assets for the pro forma nine months ended September 30, 2005 was approximately $2.2 million or approximately 9% of our pro forma operating expenses of approximately $25.5 million, and approximately 4% of pro forma net revenues of approximately $55.8 million. In comparison, for the pro forma nine months ended September 30, 2004 such amortization expense amounted to approximately $1.8 million or 9% of our pro forma operating expenses of approximately $19.8 million, and approximately 3% of pro forma net revenues of approximately $53.8 million.

For the nine months ended September 30, 2005, the amortization expenses for intangible assets originally related to the Company’s purchased intangible assets as they related to Inyx Pharma. Such acquired intangible assets included a customer list and know-how, as well as a technology patent acquired by Inyx Pharma in late 2004. The customer list is amortized over a period of 12 years, know-how is amortized over 10 years and the patent is amortized over 7 years. These intangible assets are amortized on a straight-line basis over their estimated remaining useful lives in proportion to the underlying cash flows that were used in determining the acquired value.

The subsequent increase in the amortization expense related to intangible assets between the comparative 2005 and 2004 three month and nine months periods is due to the acquisition of identifiable intangible assets associated with the acquisition of certain business assets of Aventis PR on March 31, 2005, and the acquisition of all of the outstanding shares of Ashton on August 31, 2005. Such identifiable acquired intangible assets include trademarks, product licenses and a customer based consisting of contracts and renewals, and customer relationships.

The intangible assets acquired, representing the value assigned to “customer contracts renewals”, are amortized on a straight-line basis over three years. The intangible asset which represents the value assigned to “customer relationships” is amortized using the declining balance method of accelerated amortization over 10 years.

Operating Income/Loss from Operations before Interest and Financing Costs, and Income Tax Benefit and Extraordinary Item

For the three months ended September 30, 2005, the loss from operations before interest and financing costs, income tax benefit and extraordinary item amounted to approximately $3.2 million based on approximately $12.9 million of net revenues, as compared to a loss from operations before interest and financing costs, income tax benefit and extraordinary item of approximately $3.1 million based on approximately $4.2 million of net revenues for the three months ended September 30, 2004

For the nine months ended September 30, 2005, loss from operations before interest and financing costs, income tax benefit and extraordinary item amounted to approximately $9.1 million based on approximately $24.1 million in net revenues, as compared to a loss from operations before interest and financing costs, income tax benefit and extraordinary item of approximately $7.8 million based on approximately $11.5 million of net revenues for the nine months ended September 30, 2004.

On a pro forma basis, for the pro forma nine months ended September 30, 2005, the pro forma loss from operations before interest and financing costs, income tax benefit, and extraordinary item amounted to approximately $10.0 million based on approximately $55.8 million in pro forma net revenues. In comparison, for the pro forma nine months ended September 30, 2004, such loss amounted to approximately $8.4 million, based on approximately $53.8 million of net revenues.

Loss from operations before interest and financing costs, income tax benefit and extraordinary item has decreased as a percentage of our revenues between the comparative periods due to our improved gross margins. Such improvement was offset by the additional due diligence, acquisition and business integration costs, and intangible asset expenses that we incurred during 2005 as a result of our acquisitions of the business assets of Aventis PR and the Ashton business.

Research and development costs have also increased between the comparative periods as we continue to intensify our product development activities in order to commercialize our own proprietary products commencing in 2006.

Interest and Financing Costs

Interest and financing costs consist of interest expense primarily related to the long term debt provided by Westernbank, the amortization of the financing charges and the amortization of the debt discount associated with the fair value of the warrants issued and the beneficial conversion feature related to the financings with Laurus Master Fund, Ltd. (“Laurus Funds”) that have since been repaid, as well as the interest and financing costs associated with the repayment of any advances or loans provided to the Company by our customers.

For the three months ended September 30, 2005, interest and financing costs totaled approximately $1.8 million as compared to interest and financing costs of approximately $750,000 for the three months ended September 30, 2004.

For the nine months ended September 30, 2005, interest and financing costs totaled approximately $7.9 million as compared to interest and financing costs of approximately $2.5 million for the nine months ended September 30, 2004.

On a pro forma basis, for the pro forma nine months ended September 30, 2005, interest and financing costs totaled approximately $6.9 million. In comparison, for the pro forma nine months ended September 30, 2004, interest and financing costs totaled approximately $6.4 million.

Approximately $5.0 million of our year to date interest and financing charges relate to the accelerated amortization of the deferred financing costs and debt discount chargers associated with the Laurus Funds convertible debt financing that we repaid from our Westernbank credit facilities on March 31, 2005.

The majority of the balance of our year to date interest and financing costs relate to the non-dilutive asset based secured credit facilities obtained from Westernbank on March 31, 2005 and August 31, 2005, respectively. In addition to repaying the Laurus Funds convertible debt, these credit facilities were respectively utilized to acquire the business assets of Aventis PR and the Ashton business, and for our ongoing working capital and capital expenditure requirements.

Income Tax Benefit

There was no income tax benefit for the three and nine months ended September 30, 2005. In comparison, there was no income tax benefit for the three months ended September 30, 2005 and an income tax benefit of approximately $395,000 for the nine months ended September 30, 2004.

On a pro forma basis, there was an income tax benefit of approximately $875,000 for the pro forma nine months ended September 30, 2005 and an income tax benefit of approximately $640,000 for the pro forma nine months ended September 30, 2004, both primarily relating to the acquired Ashton business.

We did not record any provisions for United States federal or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, because it is expected that such earnings will be permanently reinvested in our foreign operations.

Net Loss Before Extraordinary Item

The net loss before extraordinary item for the three months ended September 30, 2005 was approximately $4.9 million as compared to a net loss before extraordinary item of approximately $3.8 million for the three months ended September 30, 2004.

The net loss before extraordinary item for the nine months ended September 30, 2005 was approximately $17.0 million as compared to a net loss before extraordinary item of $9.9 million for the nine months ended September 30, 2004.

The net loss before extraordinary item for the three and nine months ended September 30, 2005 is primarily attributable to the early repayment of the Laurus Funds convertible debt and associated termination fees and interest costs, the operating expenses that we have incurred as a result of the internal and other due diligence acquisition and subsequent integration costs related to our acquisitions of the business assets of Aventis PR and the Ashton business, respectively, during 2005, plus the interest and financing costs associated with the credit facilities we obtained from Westernbank to finance these acquisitions.

Extraordinary Item

On March 31, 2005, pursuant to our acquisition of the business assets of Aventis PR and in relation to certain customer contracts transferred to us, sanofi-aventis advanced us $3.5 million for manufacturing, product support and business transition services to be provided from our Puerto Rico site. For the nine months ended September 30, 2005, we recorded extraordinary income, net of costs and accrued interest, of approximately $917,000 for the services provided under the advance. We have agreed to repay $1.65 million of such advance back to sanofi-aventis, consisting of the remaining unused portion of that advance plus related interest and financing costs.

Net Loss

The net loss for the three months ended September 30, 2005 was approximately $4.9 million as compared to a net loss of approximately $3.8 million for the three months ended September 30, 2004.

The net loss for the nine months ended September 30, 2005 was approximately $16.1 million as compared to a net loss of $9.9 million for the nine months ended September 30, 2004.

On a pro forma basis, for the pro forma nine months ended September 30, 2005, the pro forma net loss was approximately $15.1 million as compared to a pro forma net loss of $14.1 million for the pro forma nine months ended September 30, 2004.

As noted above, our net losses for the respective three and nine month periods ended September 30, 2005 are primarily attributable to the early repayment of the Laurus Funds convertible debt and associated termination fees and interest costs, the operating expenses that we incurred as a result of the internal and other due diligence acquisition and business integration costs related to our acquisitions of the business assets of Aventis PR and the Ashton business, respectively, during 2005, plus the interest costs associated with the credit facilities we obtained from Westernbank to finance these acquisitions.

Lower currency exchange rates as the US dollar strengthened against the Euro and the Great Britain pound also contributed to a slightly lower than expected revenue base in the three and nine months ended September 30, 2005 as compared to the same periods in 2004. As a result of the profit margins we are currently expecting, such loss of revenues decreases our profitability opportunities and therefore our ability to offset some of our operating expenses.

As a result of the noted business acquisitions and strategic collaboration agreements with our clients, we have broadened our client and business base and profitability opportunities. Our broader client base will allow us to continue to improve our manufacturing capacity utilization and thereby, improve our gross margins, while our newly acquired manufacturing facilities should allow for a more profitable product mix.

Additionally, with the commercialization of our own proprietary products, which should offer higher profit margins, we expect to offset any inherent higher operating expenses and business support costs thereby also improving our profitability opportunities.

Liquidity and Capital Resources

General

We are currently primarily financing our operations through credit facilities established with our primary lender, Westernbank Puerto Rico, and from the cash generated from multi-year contract manufacturing and product development and technical support contracts and short-term purchase orders with our customers.

As of September 30, 2005, our current assets, including cash and cash equivalents, accounts receivable, inventory, deposits and other current assets amounted to approximately $35.6 million, an increase of approximately $29.5 million for such assets from approximately $6.1 million in total current assets at December 31, 2004. Our total assets have increased from approximately $14.8 million as of December 31, 2004 to approximately $94.6 million as of September 30, 2005.

Current liabilities, consisting of borrowings under our working capital revolving line of credit, accounts payable, accrued expenses and deferred revenues including customer advances and loans, and the current portion of our long-term debt to Westernbank amounted to approximately $69.7 million, approximately $49.2 million more in current liabilities than the approximately $20.5 million of current liabilities we had at December 31, 2005. Our total liabilities have increased from approximately $20.6 million as of December 31, 2004 to approximately $115.4 million as of September 30, 2005.

As of September 30, 2005, we had approximately $102.8 million in contractual obligations that are due through 2009. These financial obligations include both short-term and long-term debt interest and principal repayments, and amounts owed for operating and capital leases.

We continue to incur operating losses. For the three and nine months ended September 30, 2005, such losses amounted to approximately $4.9 million and $16.1 million, respectively. In comparison, for the three and nine months ended September 30, 2004, we had net losses of approximately $3.8 million and $9.9 million, respectively.

As noted above, our net losses for the nine months ended September 30, 2005 include non-cash losses of approximately $5.0 million largely attributable to accelerated amortization costs, interest and financing costs that we incurred as a result of the funding and repayment of the Laurus Funds convertible debt, plus the interest costs associated with the Westernbank credit facilities. We utilized the Westernbank credit facilities to repay all of the Laurus Funds convertible debt, plus help fund the acquisitions of the business assets of Aventis PR on March 31, 2005 and the Ashton business on August 31, 2005, respectively.

We also incurred additional general and administrative expenses of approximately $2.3 million during the nine months ended September 30, 2005 consisting of due diligence, travel and acquisition and business integration costs related to these acquisitions; these operating expenses are one-time expenses, largely related to the successful completion of the two acquisitions.

Importantly, we have had a significant increase in net revenues between the comparative three and nine months periods ended September 30, 2005 related to both our March 31, 2005 acquisition of certain assets and business of Aventis PR plus our acquisition of all the issued share capital of Ashton on August 31, 2005. We believe that as we continue to grow our revenues, we will continue to improve our profitability and begin to offset all of our operating expenses.

We believe that we can also continue to adequately service our debt with Westernbank and fund our operations through the business generated from these two recent acquisitions. Both acquisitions have contributed significantly to our revenues and profitability opportunities as they have diversified and grown our client base, expanded our manufacturing and business capabilities, and enlarged our overall scope of operations.

Ashton has historically been a highly profitable operation and continues to be so. Customer production demand at Ashton continues to be strong in both the sterile and dry powder inhaler areas, which traditionally provide higher margins. Our Inyx USA facility also continues to be profitable due to the increasing demand for respiratory, allergy and cardiovascular products from that facility, as the Montreal Protocol is implemented in the United States. In addition two large multi-year contracts that have been delayed at our Inyx Pharma facility have now commenced and our HFA lines at that facility are in now in full production.

We also expect to achieve profitability by continuing to intensify our sales and marketing efforts to increase the number of customer purchase orders and contracts for our development and manufacturing services, especially as our two recent acquisitions have significantly strengthened and enlarged our Company’s operating scope. Additionally, these acquisitions have led to new and profitable multi-year exclusive manufacturing contracts with large pharmaceutical clients that we did not have before.

We also believe that we can establish new sources of revenue by marketing our own proprietary pharmaceutical products or selected clients’ products through collaborative agreements, such as our recent agreement with King Pharmaceuticals. Based on pharmaceutical industry profit margins for these types of proprietary products, we expect that the King Pharmaceuticals collaboration and product development agreements, including the promotion and marketing of Intal® and Tilade®, and the successful commercialization and marketing of our own proprietary products that should offer similar profit margins will provide us with greater operating cashflow and improve our performance and overall profitability.

Until that time, we will continue to depend on our Westernbank credit facilities (that we can adequately service with our current cash flow), contract manufacturing and product support customer revenues, and any required placements of equity and debt securities to assist us with our working capital requirements and to continue implementing our business development strategies, capital expenditure plans, and proprietary product development and commercialization initiatives.

Capital Resources

For the three and nine months ended September 30, 2005, financings from Westernbank have provided us with sufficient capital to fund our immediate capital expenditure plans.

On March 31, 2005, we secured a non-dilutive asset based secured credit facility from Westernbank originally totaling $46 million and then increased to $51 million in aggregate (“First Westernbank Credit Facility”), on September 1, 2005.

The First Westernbank Credit Facility is comprised of a Revolving loan (the “Revolver”) of up to $15.0 million for purposes of working capital, a series of three term loans (Term Loan “A”, “B” and “C”) amounting in aggregate to up to $31 million for purpose of refinancing the indebtedness to Laurus Funds and purchasing the business assets of Aventis PR, and a capital expenditure mezzanine credit facility (Term loan “D”) of up to $5.0 million for the purpose of funding the acquisition of new equipment for our plants.

The term notes are collateralized by substantially all of our Company’s property and assets. All the term loans mature March 31, 2008. The loans are automatically renewable after the initial three year period ending on March 31, 2008, on a year-to-year basis, unless terminated by Westernbank or ourselves. The first three term loans bear interest at the Westernbank prime rate plus 2% payable monthly with monthly principal repayments commencing on July 1, 2005 through maturity. The mezzanine term loan bears interest at the rate of 15% with monthly principal payments commencing on July 1, 2005 through maturity. The Westernbank prime interest rate at September 30, 2005 was 6.5%.

The Revolver is secured by Inyx Pharma’s and Inyx USA’s eligible receivables and inventory, has a three-year term and bears interest at the Westernbank prime rate plus 1.0%. The availability on the Revolver is based on a percentage of our accounts receivable, unbilled finished good inventory and raw and in-process inventory.

In connection with the acquisition of Ashton, on August 31, 2005, we obtained an additional non-dilutive asset based secured credit facility from Westernbank totaling $36.5 million (“Second Westernbank Credit Facility”). This facility is comprised of a revolving loan of up to $11.7 million for purposes of working capital and a series of four term loans (Term loan “A”, “B”“C” and “D”), amounting in aggregate up to $24.8 million, and utilized to help fund the acquisition of Ashton. The Revolver is secured by Ashton’s eligible receivables and inventory. The term loans are collateralized by substantially all of our property and assets including those of the acquired Ashton business. Interest is based on Westernbank’s prime rate.

The principal payments of loan “A”, “B” and “C” commence on December 1, 2005. All of the term loans mature on March 31, 2008, and are automatically renewable on a year-to-year basis unless, terminated by Westernbank or ourselves. Three of the term loans bear interest at Westernbank’s prime rate plus 2%. The fourth term loan (“D”) bears interest at the rate of 15% per annum; principal payments are based on an agreed upon formula commencing January 1, 2006.

As of September 30, 2005 we also owed the previous owner of Ashton, UCB Pharma, approximately $9.8 million of the Ashton purchase price plus approximately $ 4.6 million as payment for additional net current assets acquired but not considered when the purchase price was negotiated. The purchase price deferral is non-interest bearing and is payable to UCB Pharma in five equal monthly payments of $1,625,590 plus a final monthly payment of $1,650,050, such payments commencing on April 1, 2006 and ending on August 31, 2006. We do not have to pay any interest to UCB on the purchase price deferral. The excess working capital loan is payable in five equal installments commencing in November, 2005. Interest on that loan is payable on February 28, 2006 at a United Kingdom bank base rate.

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

We expect to be able to meet our short-term liquidity requirements through net cash provided by operations and borrowings under the credit facilities with Westernbank. We believe that these sources of cash will be sufficient to meet our Company’s operating needs and planned capital expenditures for at least the next twelve months.

Analysis of Cash Flows

For the Three and Nine Months Ended September 30, 2005 and 2004

At September 30, 2005, we had cash of approximately $4.2 million as compared to cash of $535,000 at September 30, 2004.

Cash Flows from Operating Activities for the Three and Nine Months Ended September 30, 2005

The net cash utilized by operating activities for three months ended September 30, 2005 was approximately $5.8 million compared to approximately $6.6 million for the three months ended September 30, 2004.

For the three months ended September 30, 2005, the net cash used in operating activities included a net loss of approximately $4.9 million, adjusted for non-cash charges totaling $1.4 million and consisting of depreciation and amortization costs of approximately $905,000, amortization of financing costs and debt discount of approximately $105,000, the amortization of intangible assets of approximately $440,000, provisions for bad debts and for stock option compensation of approximately $35,000 and $65,000, respectively, and for warrants issued for financing and consulting fees of approximately $160,000. Such non-cash charges were offset by approximately $30,000 in reduced stock issuance costs, a reserve for inventory obsolescence of approximately $125,000 and a provision for the issuance of warrants of approximately $160,000.

Working capital changes reducing cash flow from operations were due to increases to our accounts receivables amounting to approximately $4.6 million, an increase in inventory amounting to approximately $630,000, an increase in prepaid deposits and other current assets and deferred customer revenues of amounting to approximately $685,000 and $3.7 million, respectively, both resulting from increasing new sales and business development and acquisition activities, an increase in deferred financing costs of approximately $2.5 million, resulting from the financing of our Ashton acquisition, and a decrease in a bank overdraft of approximately $405,000. Working capital changes increasing cash flow from operations were due primarily to an increase in accounts payable and accrued liabilities of approximately $2.8 million, resulting from longer payment terms from our vendors.

For the nine months ended September 30, 2005 and 2004, we utilized cash of approximately $10.5 million and $10.9 million, respectively, for our operating activities.

For the nine months ended September 30, 2005, the net cash used in operating activities included a net loss or approximately $17 million, adjusted for non-cash charges totaling approximately $6.8 million and consisting of approximately $1.6 million of depreciation and amortization costs, approximately $2.6 million for the amortization of financing costs and debt discount, approximately $850,000 for the amortization of intangible assets, approximately $1.6 million for the provision of stock issuances, a reserve for inventory obsolescence of approximately $120,000, a provision for stock option compensation of approximately $200,000 and approximately $160,000 for warrants issued for financing and consulting fees. Such non-cash charges were offset by approximately $165,000 in reduced stock issuance costs and a reduction in a provision for bad debts of approximately $65,000.

Working capital changes reducing cash flow from operations were due to increases in our accounts receivables amounting to approximately $4.9 million, an increase in inventory amounting to approximately $1.0 million, an increase in prepaid deposits and other current assets and deferred customer revenues of amounting to approximately $1.9 million and $3.7 million, respectively, both resulting from increasing new sales and business development and acquisition activities, an increase in deferred financing costs of approximately $3.5 million, resulting from the financing of our two business acquisitions. Working capital changes increasing cash flow from operations were due primarily to an increase in accounts payable and accrued liabilities of approximately $5.1 million, resulting from longer payment terms from our vendors and a customer advance of approximately $1.1 million.

Cash Flows from Investing Activities for the Three and Nine Months Ended September 30, 2005

The net cash used in investing activities for three months ended September 30, 2005 was approximately $28.8 million compared to approximately $13,000 for the three months ended September 30, 2004. Comparatively, for the nine months ended September 30, 2005 and 2004, the net cash used in investing activities amounted to approximately $52 million and approximately $100,000, respectively.

For the three and nine months ended September 30, 2005, the primary investing activities were the respective acquisitions of the business assets of Aventis PR and the Ashton business. Capital expenditures for the respective periods of approximately $820,000 and $1.0 million, for the three and nine month periods, respectively, were related to construction in progress costs in preparation for a new customer contract to be serviced from our Puerto Rico manufacturing site.

Cash Flows from Financing Activities for the Three and Nine Months Ended September 30, 2005

The net cash provided from financing activities for three months ended September 30, 2005 was approximately $38.5 million compared to approximately $6.3 million for the three months ended September 30, 2004. Comparatively, for the nine months ended September 30, 2005 and 2004, the net cash provided from financing activities amounted to approximately $67 million and $11 million, respectively.

The proceeds for the three and nine months ended September 30, 2005 primarily consisted of proceeds and borrowings from Westernbank. Such proceeds amounted to approximately $40.8 million and approximately $81 million for the three and nine month periods, respectively. Such borrowings, including working capital borrowings and term debt, allowed us to purchase and operate Ashton and the business assets of Aventis PR. For the nine months ended September 30, 2005, we utilized part of the proceeds from Westernbank to repay and terminate our convertible debt loan to Laurus Funds on March 31, 2005.

    External Sources of Liquidity

Financing Activities

For the three and nine months ended September 30, 2005, we had total indebtedness of approximately $80.5 million outstanding to Westernbank. Such outstanding debt amount consisted of approximately $24.3 million of borrowings under our working capital revolving line of credit, approximately $10.6 million comprising the current portion of our long term debt, and approximately $45.6 million of long-term debt owed to Westernbank.

In aggregate and excluding a $1.0 million reserve balance, our loan limit under our credit facilities with Westernbank is approximately $87,500,000. Therefore, for the three and nine months ended September 30, 2005, we had approximately $7.0 million of borrowing capacity, including approximately $2.4 million available under our working capital revolving line of credit, with Westernbank.

For the three and nine months ended September 30, 2005, in connection with the Company's repayment of the $12.3 million Credit Facility with the Laurus Funds on March 31, 2005, all of the liens and security interest in the assets of Inyx Pharma, held by Laurus Funds at the time, were unconditionally released and transferred to Westernbank pursuant to a Release Agreement between the Company and Laurus Funds.

Certain Indebtedness and Other Matters

As of September 30, 2005 we owed the previous owner of Ashton, UCB Pharma, approximately $9.8 million of the balance of the purchase price plus approximately $ 4.6 million as payment for additional net current assets acquired but not considered when the purchase price was negotiated.

The purchase price deferral is non-interest bearing and is payable by us to UCB in five equal monthly payments of $1,625,590 plus a final monthly payment of $1,650,050, commencing on April 1, 2006 and ending on August 31, 2006. We do not have to pay any interest to UCB on the purchase price deferral. We are also entitled, at any time prior to payment in full of the purchase price deferral amount, to set-off against any of that deferral amount still due, any unpaid claim it may have against UCB under the share purchase agreement of Ashton. As security collateral for the purchase price deferral, and to be released upon full payment of that deferral, we granted UCB a secondary security position over our Company’s assets behind Westernbank’s current first security position. Westernbank and UCB have also agreed to an inter-creditor agreement to be terminated upon full payment of the purchase price deferral. The excess of the working capital loan, amounting to approximately $4.6 million, is payable in five equal installments commencing in November, 2005. Interest on this loan is payable on February 28, 2006 at a United Kingdom bank base rate.

In addition to our credit facilities, as noted above, our Company’s stockholders have periodically advanced and received repayment of funds loaned to our Company. We have utilized such stockholder loans to support operations, settle outstanding trade accounts payable and for general working capital purposes. Such loans are usually advanced on a short-term basis. As of September 30, 2005, the outstanding amount owed to such stockholders was approximately $700,000 in principal and interest.

As of September 30, 2005, we have capital lease obligations amounting to approximately $141,000 for two capital leases. These leases include computer equipment and copier equipment. The major component of these capital lease costs is our new business information technology system, the Sage 500 Management Information System (Sage 500 MIS), which has now become operational. The lease for the Sage 500 MIS will expire by 2006 and is guaranteed by our Chairman/CEO.

For the nine and three months ended September 30, 2005, interest and financing costs amounted to approximately $6.1 million and $1.5 million, respectively, which included the acceleration of deferred charges, debt discount, an early termination penalty and additional warrants issued to Laurus Funds totaling approximately $3.8 million and approximately $451,000 and $915,000, respectively, in fees related to the Company’s 2004 equity financing activities. The weighted average interest rate paid on the gross outstanding debt during the period was approximately 8.0%.

In comparison, for the nine and three months ended September 30, 2004, the total amount of interest and financing costs expensed on all of our Company’s borrowings amounted to approximately $1.3 million and $595,000, respectively. For the three months ended September 30, 2005, interest expense amounted to approximately $262,000 and approximately $436,000 in amortization of debt discount and beneficial conversion on the warrants to Laurus Funds. Similarly, for the nine months ended September 30, 2004, interest expense amounted to approximately $480,000 and approximately $1.2 million in amortization of debt discount and beneficial conversion on the warrants issued to Laurus Funds. For the nine months ended September 30, 2004, the weighted average interest rate paid on gross outstanding debt during the period was approximately 6.8%.

Capital Expenditures

For the three and nine months ended September 30, 2005, capital expenditures of approximately $42.2 million and approximately $65.4 million, respectively, related primarily to the acquisition of tangible and intangible identifiable assets associated with our acquisitions of the business assets of Aventis PR and the Ashton operation, on March 31, 2005 and August 31, 2005, respectively.

On a short-term basis, the recent financings, including the capital expenditure and business acquisition and working capital credit facilities from Westernbank have provided us with sufficient capital to fund our immediate capital expenditure plans.

We will require approximately $10.0 million in capital expenditure funding over the next twenty-four months in order to continue to improve our pharmaceutical manufacturing technologies, production capabilities, and plant quality and safety systems so that we are able to pursue expanding commercial and product manufacturing opportunities with existing and potential multinational pharmaceutical and biotechnology clients. Our current credit facilities with Westernbank provides for up to $5.0 million in funding new capital equipment purchases. For the three and nine months ended September 30, 2005, we have drawn approximately $1.9 million of that line for required capital expenditures.

On a longer term basis, in order to continue to strengthen our position in the pharmaceutical aerosol drug delivery sector, we will require further capital expenditures to enhance our aerosol manufacturing and quality control systems at our manufacturing facilities. We estimate that on a longer term basis we will require approximately $15 million over five years, for such expenditures. These include expenditures for new filling and packaging equipment and production facility enhancements to enhance our capabilities to introduce new pharmaceutical aerosol products for increasing market opportunities in the respiratory sector including dry powder inhaler manufacturing technology, isobutane filling capabilities and sterile filling technologies.

Planned investments will also be to support the maintenance of our facilities to meet ongoing regulatory compliance requirements, including adherence to good manufacturing practice, and the health, safety and environmental aspects of our pharmaceutical operations.

Future Commitments

As of September 30, 2005, we have commitments under various long-term lease agreements for premises including those for our office and development and production facilities. These property leases range from one to fifteen years depending on the specific property. We also have a number of operating and capital leases for office equipment, fork lifts and staff automobiles in North America, the United Kingdom and in Puerto Rico.

As of September 30, 2005, we had operating lease contractual obligations totaling approximately $3.7 million due to various vendors over the next ten years.

As of September 30, 2005, the Company has billed approximately $11.8 million for services to be provided. The revenues are recognized into income as services are performed.

With regard to our vendor and suppliers, due to the purchase of Inyx Pharma’s assets out of a United Kingdom bankruptcy protection process, we continue to be on pre-payments and cash on delivery (COD) payment terms with a number of our suppliers in Europe. These include all of our key component suppliers, including Cebal, which provides us with cans; Perfect Valois, which provides valves for aerosol pharmaceutical products; Lablabo, which provides actuators for steroidal foam products; Bespak, which provides valves for pharmaceutical respiratory inhaler devices; Precision Valve which provides aerosol valves; and Nussbaum & Guhl, which also provides cans. As a number of these vendors also supply Aventis PR, our Inyx USA subsidiary is also on such pre-payment or COD payment terms with Perfect Valois and Bespak.

As a specialty pharmaceutical company, we are also involved in a number of business development projects including research and development activities, intellectual property and business acquisitions and investments, and strategic product marketing collaborations, that may require the use of capital resources over extended periods of time. From time to time, these activities may also include the use of external resources that require prepayment or cash deposits for supplies, products or services that we require. As we continue to intensify such activities in order to grow our Company, our capital requirements and/or future commitments may increase accordingly.

Subsequent Events

Subsequent to September 30, 2005, the Company issued three Promissory notes for an aggregate amount of approximately $607,000 to Westernbank against the Term Loan A facility collateralized by our Company’s capital expenditures. The term loan bears interest of prime plus 2% with monthly principal repayments starting on April1, 2007. Interest payments are due monthly commencing November 1, 2005.

On March 31, 2005, pursuant to our acquisition of the business assets of Aventis PR and in relation to certain customer contracts transferred to us, sanofi-aventis Group advanced us, on a one time basis, $3.5 million for manufacturing, product support and business transition and development services to be provided from our Inyx USA Puerto Rico facility. For the nine months ended September 30, 2005, our Company recorded extraordinary income, net of costs and accrued interest, of approximately $917,000 for the services provided under such advance. As of September 30, 2005, approximately $1.2 million of the advance remained deferred. On November 14, 2005, we agreed to repay that advance to sanofi-aventis. Including accrued interest and related financing costs of approximately $411,000, the Company has agreed to repay $1,645,000 to sanofi-aventis.

Item 3. Quantitative and Qualitative Information About Market Risk

In the ordinary course of our business, we could be subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements as borrowings under our credit facilities bear interest based on prime rate and foreign currency fluctuations as we have operations in the United Kingdom and trade in the European community. We continuously assess these risks and have established policies and procedures to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

Foreign Exchange Rate Risk. Our functional currency is the U.S. Dollar; the financial statements of our Company’s operating subsidiaries with a functional currency other than U.S. dollars are translated into U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated at period-end exchange rates, while revenues and expenses are translated at the period’s average exchange rates. Adjustments resulting from these translations are accumulated and reported as a component of accumulated other comprehensive loss in stockholders’ equity.

We neither hold nor issue financial instruments for trading purposes and we do not currently engage in any hedging activities designed to stabilize the risks of foreign currency fluctuations. Such fluctuations could adversely affect the value of our revenues and the results of our operations stated in U.S. Dollars. We intend to implement hedging transactions with a major financial institution in 2006 in order to alleviate such risks.

Interest Rate Risk. The principal value of long-term debt as of September 30, 2005, including current maturities approximated $80.5 million, primarily the Westernbank debt. A hypothetical 1% increase in the prime interest rate applicable to our long-term debt at September 30, 2005 would be approximately $850,000 or 11% of the carrying value.

Item 4. Controls and Procedures

a) Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems have inherent limitations. Therefore, internal control over financial reporting, no matter how well-designed, may not prevent or detect misstatements. Also, controls may become inadequate in future periods because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

b) Based on information presented to them by our management team, the two Executive Officers responsible for the financial reporting and disclosure are involved in the decision making process for our Company’s material transactions. Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management and independent board members of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, we have concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to our Company required to be included in our Exchange Act filings.

c) There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II — OTHER INFORMATION

Item 5.  Exhibits

10.4.11	Employment Agreement with Stephen Beckman

*10.38.1	Collaboration Agreement dated September 8, 2005 between Registrant and King Pharmaceuticals, Inc.

*10.38.2	Manufacturing and Supply Agreement dated September 8, 2005 between Registrant and King Pharmaceuticals, Inc.

*10.38.3	Technical Transfer Agreement dated September 8, 2005 between Registrant and King Pharmaceuticals, Inc.

*10.38.4	Marketing and Promotion Agreement dated September 8, 2005 between Registrant and King Pharmaceuticals, Inc.

*10.38.5	Development Agreement dated September 8, 2005 between Registrant and King Pharmaceuticals, Inc.

10.38.6	Pharmaceutical Quality Agreement dated September 8, 2005 between Registrant and King Pharmaceuticals, Inc.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*Confidentiality has been requested with respect to certain provisions of this Agreement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 22, 2005

INYX, INC.

By:	/s/ Rima Goldshmidt
Rima Goldshmidt,
Vice President and Chief Accounting Officer