Form 10-K
period 2005-12-31
INYX INC
filed 2006-03-31
CIK 1114241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 333-83152

INYX, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	75-2870720 (I.R.S. Employer Identification No.)
825 Third Avenue, 40th Floor, New York, New York (Address of principal executive offices)	10022 (Zip Code)
Registrant’s telephone number, including area code: (212) 838-1111

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):
Large accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $24,744,585 at June 30, 2005.

At December 31, 2005, the registrant had outstanding 43,389,922 shares of par value $0.001 common stock.

Documents Incorporated by Reference: None.

INYX, INC.
ANNUAL REPORT ON 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Cautionary Note Regarding Forward-Looking Statements

Statements included in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, but involve risks and uncertainties that could cause actual results to differ from those projected. The use of terminology such as “expect,” “believe,” “intend,” “continue,” “anticipate” and other similar expressions generally identify forward-looking statements. They include statements relating to, among other things, future capital, business strategies, expansion and growth of operations, cash flow, marketing of products and services, and development of new products and services. Factors that could cause actual results to differ materially include, but are not limited to, those described throughout this report, in particular those in Item 1A “Risk Factors”. The Company disclaims any obligation to update or revise any forward-looking statements to reflect events or circumstances occurring hereafter.

PART I

ITEM 1. BUSINESS

General

Inyx, Inc. (“Inyx”, “we”, “us”, “our”, or the “Company”), through its wholly-owned subsidiaries, Inyx USA, Ltd. (“Inyx USA”), Inyx Pharma Limited (“Inyx Pharma”), Inyx Canada Inc. (“Inyx Canada”), Inyx Europe Limited (“Inyx Europe”), including Inyx Europe’s wholly-owned subsidiary, Ashton Pharmaceuticals Limited (“Ashton Pharmaceuticals” or “Ashton”) , and Exaeris Inc. (“Exaeris”), is a specialty pharmaceutical company that focuses on the development and manufacturing of prescription and over-the-counter (“OTC”) pharmaceutical products. We also provide specialty pharmaceutical development and manufacturing consulting services to the international healthcare market. By “specialty pharmaceutical”, we mean that we specialize in developing and producing niche pharmaceutical products and drug delivery applications for the treatment of respiratory, allergy, dermatological, topical and cardiovascular disease conditions. We intend to expand our product research and development activities with our own line of prescription and OTC pharmaceuticals, but we have not yet commercialized for sale our own products or drug delivery technologies. In late 2005, we commenced implementation of our product marketing and distribution capabilities and started to assemble our own sales force, which we will continue building in 2006 as we emerge into a vertically integrated, specialty pharmaceutical company.

A material element of our growth strategy is to expand our existing business through strategic acquisitions of pharmaceutical products and drug delivery devices that are complementary to our expertise, including those through the acquisition of other pharmaceutical companies. We, therefore, continually evaluate opportunities to make strategic acquisitions of specialty pharmaceutical products, drug delivery technologies or businesses. We completed our first specialty pharmaceutical business acquisition, Inyx Pharma, pursuant to a stock exchange agreement in April 2003. On March 31, 2005, we completed the acquisition of the business assets of Aventis Pharmaceuticals Puerto Rico, Inc. (“Aventis PR”), part of the Sanofi-Aventis Group, for a purchase price of approximately $20.7 million and on August 31, 2005, we completed the acquisition of Celltech Manufacturing Services Limited (“CMSL”) for a purchase price of approximately $40.7 million. On September 9, 2005, we changed the “CMSL” name to Ashton Pharmaceuticals.

Inyx is a Nevada corporation headquartered in the United States. Our corporate address is 825 Third Avenue, 40th Floor, New York, New York 10022, and our telephone number is (212) 838-1111; fax (212) 838-0060. Our wholly-owned subsidiaries are:

•	Inyx Pharma, a corporation formed under the laws of England and Wales, with offices and product development and manufacturing facilities in Runcorn, Cheshire, England.

•
Inyx Canada, a Canadian corporation, located in Toronto, Ontario, that we established in May 2003 to provide pharmaceutical manufacturing consulting services to the pharmaceutical industry and administrative and business development support to the rest of our Company.

•
Inyx USA, an Isle of Man company that we established to operate as an off-shore company in Puerto Rico, in order to manage and operate our U.S. pharmaceutical operations, including the business assets acquired from Aventis PR on March 31, 2005.

•
Inyx Europe, a corporation formed under the laws of England and Wales with offices in Manchester, England, that we established in May 2005 to pursue strategic business development activities in Europe. Inyx Europe’s wholly-owned subsidiary, Ashton Pharmaceuticals (f/k/a CMSL), is also a corporation formed under the laws of England and Wales with offices and manufacturing facilities in Ashton, Lancashire, England.

•
Exaeris Inc., a corporation formed under the laws of Delaware, headquartered in Exton, Pennsylvania, a suburb of Philadelphia, which we established in March 2005 to manage and operate the Company’s pharmaceutical marketing and commercial business activities.

Most monetary amounts described herein are stated in either United States dollars ($) or Great Britain pounds (£). The exchange rate between the two currencies on December 31, 2005, was approximately £1 = $1.72, and the average exchange rate for the period from January 1, 2005, through December 31, 2005, was approximately £1 = $1.82. The exchange rate between the two currencies on December 31, 2004, was approximately £1= $1.93, and the average exchange rate for the period from January 1, 2004, through December 31, 2004, was approximately £1 = $1.83.

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

On April 22, 2003, we announced that we had agreed to acquire all of the issued and outstanding securities of Inyx Pharma. Previously, on March 7, 2003, Inyx Pharma had purchased the majority of the pharmaceutical business assets of Miza Pharmaceuticals (UK) Ltd. (“Miza UK”) out of Administration (a United Kingdom form of bankruptcy protection and reorganization) for a purchase price of approximately $8.3 million. The Miza UK assets acquired by Inyx Pharma consisted of one aerosol manufacturing site and a pharmaceutical development operation. As such, Inyx Pharma received all of the property, plant, machinery and equipment, inventory, customer base, employees, and know-how and intellectual property to continue to manage and run those acquired parts of the Miza UK operation as a going concern.

On April 28, 2003, we concluded our acquisition of Inyx Pharma. The transaction consisted of an exchange of 100% of the outstanding common stock of Inyx Pharma for 16,000,000 shares of our restricted common stock, representing approximately 64% of the approximately 25,000,000 shares issued and outstanding in our Company after the exchange. As a result of this exchange, Inyx Pharma became our wholly-owned subsidiary.

The Inyx Pharma acquisition was our first pharmaceutical acquisition. As such, to reflect our new operating business, we changed our corporate name on May 6, 2003 from Doblique to Inyx. Our principal business following this acquisition was the activity of Inyx Pharma and its related pharmaceutical industry operations. Inyx Pharma focuses its expertise on development-led manufacturing in the sterile pharmaceutical, finished-dosage form, outsourcing sector. It specializes in niche products and technologies for the treatment of respiratory, allergy, dermatological, and topical and cardiovascular conditions. Inyx Pharma’s client base is comprised of blue-chip ethical pharmaceutical companies, branded generic firms and biotechnology groups.

On March 31, 2005, Inyx USA acquired the business assets of Aventis PR from the Sanofi-Aventis Group. The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standard No. 141 “Business Combinations” (“SFAS No. 141”). In connection with this acquisition, Inyx USA paid approximately $20.7 million as a total purchase price comprising of a cash payment of approximately $19.7 million paid upon closing, approximately $2.7 million in direct transaction costs (including approximately $90,000 of additional transaction costs incurred subsequent to closing), a subsequent purchase price adjustment of approximately $570,000 paid to Aventis PR in August 2005, and received a purchase price reduction amounting to approximately $2.3 million relating to the final value assigned to the commercial contracts transferred to the Company on acquisition as agreed by the Company and Aventis PR, pursuant to a purchase price settlement adjustment in November 2005. Aventis PR is a pharmaceutical manufacturing operation producing dermatological, respiratory and allergy products under contract manufacturing agreements with third party customers. The results of operations of the acquired Aventis PR business assets are included in the Company’s consolidated results of operations effective April 1, 2005 (the day after completion of the acquisition of such business assets).

As a result of the purchase of the business assets of Aventis PR, Inyx owns all of the plant, machinery, equipment, land and buildings, tangible assets, books and records, permits and pharmaceutical, technical and regulatory know-how and computer software, data and documentation related to the Aventis PR operation in Manatí, Puerto Rico.

On August 31, 2005, through our wholly-owned United Kingdom subsidiary, Inyx Europe, we completed the purchase of all of the outstanding shares of Celltech Manufacturing Services Limited (“CMSL”), a United Kingdom pharmaceutical manufacturing company, from UCB Pharma Limited (“UCB Pharma”), for approximately $40.7 million which included transaction costs of approximately $2.4 million, and thereby assumed possession and control of the operations of CMSL on September 1, 2005. On September 9, 2005, the Company changed the “CMSL” name to Ashton Pharmaceuticals Limited. Ashton currently operates as a wholly-owned subsidiary of Inyx Europe, and its operating results are included in our Company’s consolidated results of operations effective September 1, 2005 (the day after completion of the acquisition of all of the outstanding stock of Ashton).

On March 29, 2005, we incorporated Exaeris Inc. (“Exaeris”), a wholly-owned Delaware corporation, to manage and operate our pharmaceutical marketing and commercial activities, including those through collaborative agreements with other companies. By being headquartered in Exton, Pennsylvania, a suburb of Philadelphia, we believe that Exaeris may benefit from the state of Pennsylvania’s progressive programs that support emerging pharmaceutical and biotech organizations, as well as gain access to a significant base of pharmaceutical talent and development initiatives in the area.

On January 4, 2006, Exaeris commenced formal operations. Our strategy is to have Exaeris focus on the sales and marketing of niche or enhanced generic pharmaceutical products, including our clients’ products and our own planned proprietary products in the respiratory, allergy, dermatological, topical and cardiovascular treatment market sectors. Exaeris is currently organizing its management team and sales force, which is being established initially through a commercial relationship with a pharmaceutical contract sales representative organization.

In addition to continuing to develop a sales force, Exaeris’ management team’s initial primary focus will be to provide the sales, marketing and product promotion support required for our product development, manufacturing and marketing collaboration agreements with King Pharmaceuticals, Inc. (“King”) regarding King’s Intal® and Tilade®products. Intal® and Tilade® are non-steroidal, anti-inflammatory agents (mast-cell stabilizers) for the management of asthma. Such multi-year agreements were signed on September 8, 2005 and include the formation of an Alliance Management Committee (“AMC”), comprised of three senior executives from each company who will plan, administer and monitor the activities of parties under the noted agreements. Under the King marketing and collaboration agreements, Exaeris will commence co-promoting and marketing Intal® and Tilade® in 2006.

Exaeris is pursuing other collaborative product marketing and promotion agreements, but at this time no such agreements have been formally agreed to or completed.

Business Operations

Our Company is focused on the development and contract manufacturing of prescription and over-the-counter (“OTC”) pharmaceutical products to our clients in the respiratory, allergy, dermatological, topical and cardiovascular markets. We also provide pharmaceutical development and manufacturing consulting and research services in these market sectors. We intend to expand our product research and development activities into our own lines of prescription and OTC pharmaceutical products, but we have not yet commercialized or marketed any of our own products or drug delivery applications. We are continuously attempting to complement our organic growth opportunities through strategic acquisitions of pharmaceutical products and drug delivery devices that are complementary with our expertise, including those through the acquisition of other pharmaceutical companies.

All of our material sales in 2005 were derived from one business segment: the contract manufacturing of pharmaceutical products. Although we also perform product research and development activities, at this time these business activities and our manufacturing consulting services primarily support our manufacturing operations for the benefit of our customers. By the end of 2006, we expect to be operating in three business segments: manufacturing outsourcing services, commercial marketing and distribution, and the sale of our own proprietary products.

 Although we have started developing our own proprietary pharmaceutical products, we have not yet commenced the marketing or sale of any such products. We believe that once we have commercialized and started to market our own product lines, such products should offer greater profit margins than those provided by our contract manufacturing services. We are currently focusing our own research and development activities on inhalation-therapy drug delivery devices and inhalation methods, and generic prescription and over-the-counter aerosol pharmaceutical products for respiratory, allergy, dermatological, and topical and cardiovascular applications. Proprietary products under development include generic versions of non-chlorofluorocarbon (“CFC”) or hydrofluoroalkane (“HFA”) single molecule and combination drug respiratory inhalants, including those utilizing the lipid-binding matrix technology acquired from Phares, non-CFC propelled oral sprays for cardiovascular ailments, wound irrigation and cleansing sprays that utilize novel barrier technologies, and anti-inflammatory nasal pumps.

While we do not currently derive any revenues from the sale of our own products, it is anticipated that our first proprietary product should be ready for commercial marketing by the second half of 2006 (see “Product Development”). We plan to distribute our proprietary products through our own sales force, our customers’ distribution channels and/or in collaboration with strategic marketing partners, although we do not yet have any distribution agreements for our planned products formally finalized.

The Pharmaceutical Manufacturing Outsourcing Sector

According to an August 2005 report by Frost and Sullivan (the “Frost and Sullivan Report”), pharmaceutical companies are outsourcing their manufacturing and packaging requirements increasingly, allowing them to focus on core competencies such as the research and development of new drug products. During 2004, the secondary manufacturing outsourcing sector, which relates to the processing of active pharmaceutical ingredients (“API”) into finished dosage-form pharmaceutical products (and where our Company’s client manufacturing services focus), accounted for approximately $12.4 billion of revenues. The Frost and Sullivan report highlights that while outsourcing in the primary manufacturing segment, which refers to the manufacture of API in bulk, is a mature industry with relatively limited growth opportunities, secondary manufacturing outsourcing is a newer trend in the pharmaceutical industry. The Frost and Sullivan Report also states that demand in the secondary manufacturing outsourcing sector emerged mainly from escalating drug research, development and regulatory costs, and the need to access manufacturing capacity.

Market Sectors

The market sectors our company is focusing on include some of the fastest-growing today in the pharmaceutical industry and also sectors with high barriers to entry due to regulatory scrutiny.

Asthma and Other Respiratory

According to publicly available reports, the respiratory patient population is one of the fastest growing segments in the healthcare market. Over 600 million people worldwide are affected by chronic obstructive pulmonary disease (“COPD”), which includes chronic bronchitis and emphysema, and up to 300 million people suffer from asthma, according to the World Health Organization and others. A respiratory market report by the industry research group Datamonitor estimated that the global market for asthma/COPD prescription drugs will grow from $13.3 billion in 2003 to $19 billion by 2009. The prescription market for other respiratory ailments - allergies, hay fever, rhinitis and sporadic bronchitis - is estimated to exceed $12 billion annually and the pace is expected to grow.

According to Datamonitor, the United States is the largest national market, accounting for approximately 35% of the global asthma market. The U.S. market is followed by the Japanese market, which accounts for approximately 13% of the global asthma market. However, the United Kingdom has the largest market size per capita, due to high diagnosis and treatment rates and higher product prices there. Additionally, due to the Montreal Protocol regarding the ban on ozone-depleting CFC sprays, there are new regulations that require companies to phase out CFC-containing inhalers and replace them with CFC-free inhalers, propelled by substances such as HFAs. Many countries, including the United States, have not yet implemented the phase-out of CFC propellants for medical products, whereas the European Community, Canada and Australia have generally phased out the use of CFC pharmaceuticals.

We believe that we are one the few pharmaceutical companies in the world that has both CFC and HFA manufacturing capabilities. We also believe that we are one of a small number of companies that have the development capabilities to assist our clients in the transition from CFC to HFA inhaler applications. In addition to CFC and HFA, our Company also has expertise in isobutane propelled aerosol pharmaceuticals products as well as nasal and oral forced air and mechanical pump sprays, and hydrocarbon aerosol foam or mousse formulations for dermatological and other topical pharmaceuticals.

Inhalation Drug Delivery (Non-respiratory and Respiratory)

The inhalation delivery technology industry is estimated to currently generate $22.6 billion in annual revenues and is expected to grow to approximately $40 billion by 2013, led by growing use of inhalation therapy for non-respiratory medical conditions, according to industry reports by Frost & Sullivan and Datamonitor.

Traditionally, the vast majority of medicines have been administered orally, either in solid/tablet or liquid form. Not all drugs can be taken effectively through the digestive tract and, therefore, must be administered parenterally, usually by injection. The inherent draw back to injections is in patient compliance and risk of infection when utilizing needle devices. Drugs administered through the lungs and nasal passage, however, also reach the circulatory system very quickly, bypassing the digestive track the same way as an injection. Because there is no pain or reluctance associated with needle use, patient compliance should be much higher with inhalation delivery.

According to publicly available documents regarding the biotechnology industry, with the recent mapping of the human genome there has been an explosion in new drug discovery targeted for specific disease states. These new drugs tend to be large peptides and proteins. If these types of complex molecules were to be taken orally, the environment encountered in the human digestive tract would degrade them and render them ineffectual. As such, many of these new drugs may be excellent candidates for delivery through the lungs. In addition, some of these large molecule drugs may also be candidates to be administered nasally.

As a result, for treatment of acute and systemic conditions where speed and ease of delivery are important - from cardiovascular conditions to pain management to insulin for diabetes - inhalation therapy is seen as an attractive alternative to injections and pills. Based on our experience in pulmonary and nasal drug delivery systems, combined with our development capabilities in these areas, we believe that we are in an excellent position to capitalize on working with new molecules that lend themselves to these types of drug delivery systems.

Dermatological and Other Topical

The worldwide retail market for dermatological prescription products is estimated by our Company to be approximately $9 billion in annual revenues, and growing at 5% to 10% per year. The market is normally subdivided into five categories: retinoids (any of various synthetic or naturally occurring analogues of vitamin A), steroids, antifungals, antibiotics and other products. Such products are widely used to treat skin conditions, including acne and atopic dermatitis, fungal infections, inflammation and psoriasis, baldness and for hair removal. In addition, such drugs are used for diagnostic procedures and to treat symptoms of aging, photo-damage and photosensitivity.

According to publicly available reports, skin conditions requiring the use of medications often tend to be of a chronic nature with causes unknown. The drugs are often used in order to relieve symptoms rather than as a permanent cure. The result is a constant demand for continuing drug therapy from the patient base. Until recently, this market has lacked innovation in its drug delivery sector. Drugs were normally administered only in creams and ointments. Some patients are reluctant to use treatments that leave visible sticky or greasy spots on themselves or their clothing. With the advent of hydrocarbon aerosol technology, drugs can be delivered in a foam or mousse formulation that allows the active ingredient to be quickly absorbed into the skin leaving no residues. Foam can also be formulated in an odorless mode. This may result in better patient compliance and, in turn, greater usage and demand for the drugs administered in this fashion. In addition, foam formulations also provide an added marketing benefit by serving as “line extensions” to existing cream and lotion products.

We believe that with our hydrocarbon aerosol manufacturing capabilities, we are well positioned to take advantage of this trend in the dermatology marketplace. In addition, we possess the development capabilities to assist new clients to transition their drugs into hydrocarbon foam delivery.

Competition

According to the Frost and Sullivan Report and other publicly available documents, the global contract service industry was comprised of more than 5,000 contract manufacturing organizations (“CMOs”) and contract research organizations (“CROs”) combined. These reports further indicate that over 650 of these firms operate in North America and Europe, but fewer than 20 of these CMOs and CROs are major participants in the pharmaceutical outsourcing industry. The majority of such competitors provide contract manufacturing services to third parties only if manufacturing capacity is available. In some cases, these competitors may also present acquisition opportunities as consolidation in the pharmaceutical industry continues.

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

Production Focus

Today, our Company develops and manufactures five types of complementary aerosol pharmaceutical products for our customers. In each case, we formulate the pharmaceuticals to our customers’ specifications and fill and package the delivery devices to produce a finished product. In addition, as a result of our acquisition of the Aventis PR operation, we now have the capabilities of developing and manufacturing dermatological creams, lotions and ointments. As a result of our Ashton acquisition, we also manufacture solid-dose products (tablets and capsules) as well as injectable pharmaceutical products.

Metered Dose Inhalers (“MDIs”)

We develop and manufacture metered dose inhalers (“MDIs”), used primarily for respiratory conditions, which employ both chlorofluorocarbon (“CFC”) and hydrofluoroalkane (“HFA”) propellant technologies. CFC-based products include albuterol (which is referred to as “salbutamol” outside the United States), the primary rescue medicine for asthma, and beclomethasone, a corticosteroid used as an anti-inflammatory for respiratory disease. HFA products include MDIs for respiratory ailments and a metered dose oral (“MDO”) spray, such as a “GTN” spray, which is a nitrate propelled HFA aerosol that is used for prescription and over the counter products, primarily for cardiac ailments. Such products may provide certain therapeutic advantages because they are absorbed directly into the systemic circulation and bypass the gastrointestinal tract, which provides faster onset and also may reduce the dose requirements for the patient.

In the past, our CFC-propelled MDIs were sold throughout Europe, Australia, Canada and South America. Given growing global restrictions on ozone-depleting CFC pharmaceutical products, their use has been significantly curtailed around the world and the use of non-ozone-depleting HFA products is increasing. Specifically, we are now developing several HFA-MDIs for a number of our clients. Further, we plan to exploit the MDO-spray HFA product through sales to our primary customer in this area, Genpharm Inc., a Canadian-based subsidiary of the generic pharmaceutical division of Merck KGaA (“Merck Generics”).

Utilizing client-funded product and process development applications, we plan to continue changing to HFA MDI production in 2006, while continuing to utilize CFC-MDI manufacturing capabilities and CFC allocations for markets that have not yet banned CFC use. This includes capitalizing on our relationships with a number of our clients which have extensive distribution channels for such products in South America, Africa and the Middle East. We believe we have a competitive advantage in this sector as one of the few pharmaceutical companies with the capabilities to both develop and manufacture HFA-based inhalants.

Dry Powdered Inhalers (“DPIs”)

We assist in the development and production of dry powder inhalers (“DPIs”), which today are primarily used for respiratory ailments such as asthma. Specific products in this area include salbutamol (known as “albuterol” in the United States), which we believe is the leading generic product in the area, and beclomethasone, which we believe is the second leading generic product in the area. Our major customers in the DPI area have licensed a DPI device (the “Clickhaler”) that we currently manufacture under a license agreement from a U.K.-based biotechnology company. For example, we have recently commenced production of a formoterol Clickhaler and a budesonide Clickhaler for our client Merck Respiratory. Our DPI capabilities have been materially enhanced by our Ashton acquisition on August 31, 2005.

Based on increasing consumer acceptance and the growth in diagnoses and incidences of asthma, we believe that DPIs are expected to grow in use. We also believe that manufacturing revenue opportunities in this product category will continue to expand, because inhalation delivery is beginning to enjoy increased use for non-respiratory systemic conditions where ease and speed of drug delivery are important, such as insulin for diabetes and pain management drugs.

Metered Dose Pump Sprays (“MDPSs”)

We develop and produce metered dose nasal and throat pumps and sprays (“MDPSs”) for nasal decongestion, anti-allergic and anti-inflammatory applications. Specific products within these areas include corticosteroid products such as a beclomethasone dipropionate for the treatment of allergy conditions. Allergy pump sprays are a seasonal product with the largest consumer use coming in the spring and late summer months. We plan to leverage the manufacturing upgrades that the previous owners of our U.K.-based manufacturing site performed on the pump spray filling line. We believe that such upgrades will provide us with an excellent production base to maintain our existing customer volumes, while developing new business in the growing seasonal allergy market sector. Further, we intend to capitalize on growth opportunities in this area by expanding product development and marketing activities that may lead to manufacturing opportunities. Such opportunities include pump sprays for complex proteins, pain medications, hormone applications and vaccines.

Hydrocarbon Aerosols

We develop and manufacture hydrocarbon aerosols as a delivery system for dermatological and topical drug applications. The drug (usually a corticosteroid or similar anti-inflammatory agent specifically formulated with excipients) is kept under pressure in a can with liquid hydrocarbons. These hydrocarbons are normally a mixture of propane, iso-butane and butane. As the product is dispensed and released from the can, the hydrocarbons spontaneously vaporize, turning the resulting mixture into a mousse or foam (depending on the exact formulation). This results in the drug taking a form suitable for rapid absorption into the skin, leaving no greasy residue on skin or clothing as conventional creams and lotions often do. In addition, the hydrocarbons used are deodorized, so the administration of the drug leaves no smell on the skin. We currently utilize two hydrocarbon aerosol filling lines. These manufacturing lines are equipped with fire suppressant equipment, protected gassing of hydrocarbons, remote safety monitoring equipment, and dedicated manufacturing areas.

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

We intend to expand our expertise and know-how in this area in order to be recognized as a world leader in hydrocarbon aerosols for pharmaceutical applications. In addition to our growing business base and the recent rise of new hydrocarbon aerosol business in the pharmaceutical industry, we believe that there are significant growth opportunities in aseptic hydrocarbon applications for other existing or potential customers as the use of this technology continues to grow. With significant experience in this area and regulatory compliant hydrocarbon aerosol filling lines, we believe we are well positioned to expand our contract market share in this sector. Additionally, as development runs for the introduction of new products vary, we believe that we have sufficient manufacturing flexibility to take on new products while addressing our customers’ volume requirements.

Dermatological/Topical Creams, Lotions and Ointments

In addition to hydrocarbon aerosols, we also have the capabilities of developing and manufacturing creams, lotions and ointments for dermatological and other topical drug applications. These drugs are usually a corticosteroid or similar anti-inflammatory agent specifically formulated with excipients and manufactured in different strengths depending on the potency required. Such corticosteroid creams and ointments are also absorbed at different rates from different parts of the body.

Sterile Salines & Injectables

As a result of our Ashton acquisition, we believe that we may now be one of the largest combined manufacturers of both sterile saline and alcohol aerosols in the United Kingdom. We develop and manufacture products that are nitrogen propelled, buffered and non-buffered normal aerosols for eye and wound care. These include the water-for-injection/alcohol aerosols and non-alcohol based disinfectant aerosols. We use automated filling equipment to aseptically fill both aqueous and oil-based solutions and have the capability to automatically or manually inspect products. We also offer a variety of fully and semi-automated packaging lines for a full range of presentations. In addition, we are actively pursuing new technologies such as a “bag-in-can” wound spray that may provide enhanced spraying parameters for sterile wound aerosols.

Ashton also has expanded our development and production capabilities into sterile injectable pharmaceutical products. We fill ampoules and vials in batch sizes from sub 1 liter through 200 liters (soon to increase up to 400 liters). We also have the capability to automatically or manually inspect products.

Solid Dose (Tablets and Capsules)

Ashton also has expanded our development and production capabilities into solid dose, including sustained-release capsules. At Ashton, we have computer controlled compression machines capable of producing up to 200,000 tablets per hour. We also have film tablet coating areas that process aqueous and solvent formulations as well as sugar coating, and we have specialized facilities for handling potent and steroid materials. In addition, we have specialized packaging equipment that enables us to pack a wide range of formats and materials, including blister packaging that is becoming increasingly demanded for the proper daily dosing of tablet and capsule medications.

Product Rights

The processes we use to develop and commercialize our clients’ products utilize technologies are proprietary to our Company and can therefore be used to support other customer activities. Such technologies consist of the process of filling and packaging pharmaceutical products and the associated operating procedures and methods. However, specific product formulations and specifications supplied by the client, including such data acquired through acquisition of a pharmaceutical business, are deemed confidential to the providing client and are therefore not available for us to use in any other application.

Major Customers

Our revenues are currently derived from pharmaceutical manufacturing and associated product formulation and development outsourcing services, including product stability, commercial scale-up, and validation and regulatory support for our clients’ products. These contract revenues are dependent upon our customers’ maintaining or obtaining the necessary regulatory approvals and product specifications for the commercialization of their products in designated markets, and our vendors/suppliers being able to provide us with required raw materials and components to manufacture our clients’ products on a timely basis, and in line with our customers’ requirements and demands.

We have been actively marketing our capabilities to our own customer base and the pharmaceutical industry in general. In addition to the business we acquired as a result of our acquisitions of Ashton and the assets of Aventis PR, we have signed and commenced a number of new customer contracts and purchase orders. For the year ended December 31, 2005 our top three customers accounted for approximately $29.2 million in net revenues or approximately 59% of total net revenues. In comparison, for the year ended December 31, 2004, our top three customers accounted for $7.5 million in net revenues or approximately 48% of total net revenues.

For the year ended December 31, 2005, our top three customers were Kos Pharmaceuticals, Inc. (“Kos”), a specialty pharmaceutical company headquartered in Cranbury, New Jersey; UCB Pharma Ltd., a UK subsidiary of UCB Group, a global biopharmaceutical firm headquartered in Brussels, Belgium; and Sanofi-Aventis Group (“Sanofi-Aventis”), the third largest pharmaceutical company in the world, headquartered in Paris, France.

Our roster of top customers changed in 2005 as a result of the acquisitions of Ashton and the assets of Aventis PR during the year. In 2004, our three largest customers were the Merck Generics group of companies (“Merck Generics”), that are part of an international pharmaceutical and chemical company (Merck KGaA) headquartered in Darmstadt, Germany; SSL International Plc (“SSL International”), a healthcare company headquartered in London, England; and Genpharm Inc., a generic drug company headquartered in Toronto, Canada. Each of these companies continues to be an important client to Inyx.

As part of our strategic growth objectives in the contract manufacturing area, we are continuing our efforts to broaden our relationship with these customers and others, and to generate revenues from our own product development and commercialization program to mitigate the risk of our economic dependence on any one client. We also believe that by utilizing our existing or potential customers’ distribution channels to distribute our own proprietary products, once we have completed the development and regulatory approval of such products, we can broaden and strengthen our relationship with such clients.  Our top three customers in 2005 were as follows:

Kos Pharmaceuticals, Inc.

Last year, our largest customer was Kos Pharmaceuticals, Inc. (“Kos”), headquartered in Cranbury, New Jersey, a fully integrated specialty pharmaceutical company engaged in the development of proprietary prescription pharmaceutical products, principally for the treatment of cardiovascular, respiratory and metabolic diseases. According to its website, Kos’ principal product development strategy is to reformulate existing pharmaceutical products with large market potential to improve safety, effectiveness and patient compliance. Kos currently markets several proprietary drugs for the treatment of various disorders, including an anti-inflammatory drug for asthma (Azmacort).

Pursuant to our March 31, 2005 acquisition of the business assets of Aventis PR, a manufacturing and supply agreement for the production of a CFC-version of Azmacort by Aventis PR for Aeropharm Technology, Inc. now Aeropharm Technology LLC., (“Aeropharm”), a Kos subsidiary, was assigned to our subsidiary, Inyx USA by Aventis PR (the “Aeropharm Supply Agreement”).

Under the Aeropharm Supply Agreement, we manufacture and supply to Aeropharm commercial and sample units of Kos’ Azmacort in a CFC gas-propelled metered dose inhaler (“MDI”) for respiratory inhalation. The original Aeropharm Supply Agreement was entered into between Aventis PR and Aeropharm on March 5, 2004, carried a five-year term and had a minimum annual volume of 1.5 million units. On April 15, 2005, Aeropharm and Inyx agreed to amend the Aeropharm Supply Agreement to expand the product and supply agreement to include an HFA version of Azmacort and to increase the term of the agreement to ten years. As a result of this Amendment and based on Aeropharm’s production requirements of at least 2.2 million units per year, we believe that this contract will generate revenues of approximately $10 million annually, at a gross profit of approximately 20%. A minimum annual volume of 1.5 million units was provided.

For the year ended December 31, 2005, Kos accounted for $13.1 million in net revenues or approximately 26% of total net revenues for the year.

UCB Pharma Ltd.

UCB Pharma Ltd. (“UCB Pharma”) is a United Kingdom subsidiary of UCB Group, a biopharmaceutical company that develops, manufactures and markets pharmaceutical products for the therapy of severe diseases treated by specialists. Headquartered in Brussels, Belgium, UCB Group employs over 8,500 people in more than 40 countries across the world, with annual revenues in excess of €3 billion.

Pursuant to our August 31, 2005 acquisition of Ashton, we received a five-year manufacturing contract from UCB Pharma as well as a long-term product support and services contract. For the year ending December 31, 2005, UCB Pharma was our second largest customer, generating $11.9 million in revenues for the four months subsequent to the Ashton acquisition, or approximately 24% of our Company’s total net revenues for the year.

We are producing approximately 70 products for UCB Pharma across three production streams: solid dose (tablets/capsules), sterile solutions and dry powder inhalers. In solid dose, the largest volume products are: Pregaday, an iron and folic acid supplement designed for use by pregnant women; Dexedrine, a central nervous system stimulant available in tablet or sustained-release capsule form, which is prescribed to treat attention deficit hyperactivity disorder (“ADHD”) and narcolepsy; and Equasym, another stimulant to treat ADHD. The largest volume products in the sterile solution category are: Predsol, a corticosteroid and antibiotic combination used to treat inflammatory eye and ear infections; Betnesol, another corticosteroid for short-term inflammation in the eye or ear; and a generic morphine sulphate narcotic analgesic in a pre-filled injectable product designed for use in emergency medical kits to treat severe pain from catastrophic injuries. Among dry powder inhalers the largest volume products are: Asmasal, in the generic drug class known as salbutamol (called “albuterol” in the United States), the primary rescue medicine for asthma and chronic bronchitis; and Asmabec (beclomethasone), a corticosteroid used to reduce inflammation in the lungs caused by asthma.

Sanofi-Aventis Group

The Sanofi-Aventis Group is the largest pharmaceutical company in Europe and the third largest in the world. Headquartered in Paris, France, Sanofi-Aventis has over 100,000 employees worldwide with revenues in 2005 totaling in excess of €27 billion. Sanofi-Aventis was created as a result of the acquisition of Aventis Pharmaceuticals by Sanofi-Synthélabo in 2004.

On March 31, 2005, we also entered into a long-term manufacturing and supply agreement with Aventis to manufacture and supply dermatological creams, lotions and ointments to Aventis from the Manatí, Puerto Rico manufacturing facility that we acquired from Aventis PR (the “Aventis Supply Agreement”). The Aventis Supply Agreement was established to allow Sanofi-Aventis to transition their production requirements into their other manufacturing sites while allowing them to continue utilizing the Manatí site as a back-up production site and for those products that they chose not to move. The agreement is for an initial period of three years with two successive automatic one year renewals, thereby creating a five year agreement in total. Under the Aventis Supply Agreement, Inyx, through its subsidiary Inyx USA, is to manufacture and supply to Aventis various dermatological products marketed by Aventis including Sulfacet lotion, Hytone lotion and cream, Benzagel wash, Vytone cream and Klaron lotion. There are no minimum quantity provisions or guarantees under the Aventis Supply Agreement.

For the year ended December 31, 2005, Sanofi-Aventis was our third largest customer, and accounted for $4.1 million in net revenues, or approximately 9% of our Company’s total net revenues for the year.

Product Development

Inyx’s business strategy also includes the development and sales of our own proprietary products, including both drug delivery devices and pharmaceutical products which are complementary to our manufacturing technologies. Although we have started developing our own proprietary pharmaceutical products, we have not yet commenced the marketing or sale of any such products. We expect that our first proprietary product, a consumer health pharmaceutical aerosol product, will be ready for commercial marketing in 2006.

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

We plan to distribute our proprietary products through our own sales force under Exaeris, our customers’ distribution channels and/or in collaboration with strategic marketing partners, although we do not yet have any distribution agreements for our planned products finalized.

Currently, we are primarily focusing our product development efforts on generic versions or extensions of established and non-patented products and barrier delivery systems that overcome present product and propellant incompatibility and consumer use issues in the aerosol pharmaceutical sector. As such, our initial proprietary product will be a private-label wound care and wound irrigation spray utilizing a barrier-pack technology which allows a hermetical seal between the product and the propellant. This type of barrier may overcome any incompatibility issues between a particular drug product and propellant. Wound cleansing products contain ingredients that absorb drainage and/or deodorize a wound, and are utilized to cleanse a wound before the application of a dressing. Wound irrigation and cleansing sprays also remove dead tissue while keeping healthy tissue intact. We expect to have our wound-care product ready for commercial launch in Europe in 2006. We are currently testing our developed formulation for stability in a barrier pack container.

We are also developing both saline and steroidal plastic container nasal pump sprays for the treatment of allergic and non-allergic rhinitis, disorders characterized by inflammation of the mucous membranes lining the nasal passages. Both nasal sprays are being developed to help reduce the inflammation of the nasal passages and bring relief from the effects of rhinitis including sneezing, nasal itch, and obstruction and rhinorrhea. We expect to have these nasal pump sprays ready for distribution by the end of 2006. The formulation work on these products has been completed and we are currently performing compatibility studies on various pump sprays to be utilized in the plastic container.

We are also undertaking early stage feasibility studies on anti-inflammatory corticosteroid molecules, as single molecule or as combination drugs, for use as inhalant therapies in the treatment of asthma and sublingual aerosol pump sprays for the cardiovascular market. We plan to develop such inhalants as metered dose inhalers utilizing non-CFC propellants. If our feasibility studies are successful, we expect to be in a position to commence the commercialization of a single molecule corticosteroid anti-inflammatory for the treatment of asthma in 2006, with commercial marketing launch planned for 2009. Feasibility studies include formulation stability and optimization, pre and post-formulation pharmaceutical analysis, and analytical method development and validation.

On September 21, 2004, we announced that we completed the acquisition of a patented platform technology in order to enable us to more readily develop inhalation-therapy drugs, including combination drugs, intended to be delivered in aerosol formats. The technology is based on the utilization of a lipid-binding matrix for delivering incompatible or unstable drug substances. We acquired the technology from Phares Technology B.V., the parent company of Phares Drug Delivery AG of Muttenz, Switzerland (“Phares”), which developed and originally patented the technology. As part of their agreement with us, Phares will provide related product development and technology support for a fee. We intend to immediately apply this acquired technology in our respiratory inhalant product development program to improve the delivery of inhalation-therapy drugs and overcome aerosol delivery incompatibility for combination drugs.

We plan to market our proprietary products in developed countries within the Western Hemisphere and Europe. In order to meet the regulatory requirements of such markets, our planned products must meet the regulatory requirements of the pharmaceutical regulatory agencies of the U.S. Food and Drug Administration (“FDA”), the United Kingdom Medicines and Healthcare Regulatory Agency (“MHRA”), the European Community Evaluation Agency (“EMEA”), and the Canadian Therapeutic Products Directorate (“TPD”). Each of these agencies publishes the regulatory requirements for respiratory drugs administered via oral, inhalation and/or nasal routes, and topical and dermatological applications. Our product development programs are designed to meet the combined requirements for these agencies. While the principal pharmaceutical standard and approval process requirements are similar, there are aspects of the regulatory requirements that are different. Therefore, in order to also meet the individual regulations of each respective regulatory agency, our development team conducts product development activities in parallel to ensure that each respective regulatory body’s approval requirements are met.

We have submitted amended filings to the MHRA for two products under review, and we anticipate that we will make additional filings within the next 12 months. While there is a risk that product approval regulatory requirements may change during the execution of a development program, we do not believe that this is likely to happen for the products that we are currently developing. We also possess a number of approved product licenses within the United Kingdom (see “Product Licenses” below). These products comply with the requirements of the MHRA. We presently are marketing some of these products, and we intend to commence marketing on the other products in the United Kingdom within the next 12 months.

We also believe that we can enhance our competitive position through the continuous acquisition of regulatory-approved pharmaceutical products and drug delivery devices for respiratory, dermatological and topical drug delivery applications or such products in development, including those through the acquisition of other pharmaceutical companies. We are presently analyzing a number of such product or drug delivery acquisitions, although no formal agreements have been finalized.

Our product development capabilities are located at our Inyx Pharma development and manufacturing facilities in the United Kingdom. Additionally, as a result of our March 31, 2005 acquisition of the Aventis PR operation, we will be implementing capabilities at that site for product development support (including scale-up and analytical work and stability support services) to better serve Western Hemisphere markets.

We have now also commenced enhancing our manufacturing and product development capabilities in our focus areas. This includes improving our manufacturing technologies for barrier pack aerosol sprays and CFC-free metered dose inhalers, and building out our laboratories and expanding our product development staff to implement this business strategy.

We anticipate the delay of the development and commercialization of our HFA nitroglycerin (GTN) spray product into late 2006 as a result of transferring that development and manufacturing work to our operations in Puerto Rico. We believe that our facility’s strategic location in Puerto Rico, its staffing levels and skill set and current regulatory status with the FDA will allow us to more readily capitalize on pharmaceutical product development and scale-up activities for the U.S. market.

Manufacturing Facilities

Our existing manufacturing facilities are located at Astmoor, Runcorn, Cheshire, in the United Kingdom; Ashton, Lancashire, also in the United Kingdom; and Manatí, Puerto Rico.

Our Runcorn production facility is operated by our UK subsidiary, Inyx Pharma. At that facility, we manufacture sterile aerosol products, including metered dose and dry powder respiratory inhalers, pump sprays, and saline and topical aerosols. Our Runcorn manufacturing operation consists of over 60,000 square feet of manufacturing, laboratory and warehouse space and we currently have 103 employees working at the facility. Among this personnel are 18 members of management, 15 members of our clerical staff and 70 employed in development, production and distribution. Highlights of our manufacturing operation include: two cGMP-compliant regulatory approved hydrocarbon aerosol manufacturing and filling lines; an HFA metered dose inhaler manufacturing and filling line, which is regulatory compliant and fully validated; and an innovative dry powder inhaler production facility.

Our recently acquired Ashton Pharmaceuticals Limited (“Ashton”) operation is a 152,000 square foot cGMP plant which is compliant with United Kingdom, Europe, and Asia regulatory requirements. This site is located in North West England near Manchester and is about an hour drive from the Inyx Pharma facility in Runcorn. The Ashton facility, which has benefited from £15 million in capital investment over the past five years from its previous owners, focuses on three production streams: dry powder inhalation, sterile injectable and solid-dose pharmaceutical products. This site employs 308 people, which includes 72 members of management and clerical staff and 236 production personnel.

Our Puerto Rico operation is a 140,000 square foot pharmaceutical manufacturing facility consisting of five buildings extending over 9.5 acres. The site is located in the town of Manatí, in north central Puerto Rico, about 30 miles outside of San Juan. The Manatí site manufactures respiratory inhalers, utilizing both CFC and HFA propellants, nasal and allergy pumps and dermatological creams, lotions and ointments. All raw materials, components and finished goods produced are stored on site in an approximately 27,000 square foot warehouse housed in one of the five buildings. We employ 144 persons at this site, 111 production personnel, 9 members of clerical staff and 24 managers.

Manufacturing Capacities

With respect to metered dose inhalers, we employ two filling lines at our Runcorn facility and a third line at our Puerto Rico site. At Runcorn, the first MDI manufacturing line produces environmentally-friendly HFA inhalers and is capable of manufacturing 15.0 million units annually, based on three shifts. Our capacity utilization on this line has been averaging 19% on an annual basis, based on one shift. The other Runcorn MDI manufacturing line produces CFC-based inhalers and has a capacity of 49.4 million units annually, based on three shifts. Due to the Montreal protocol our capacity utilization on this line has been averaging 4% on an annual basis, based on one shift, both lines consist of valve placements, filling, check-weighing and packing operations. These lines are also capable of bulk manufacture feeding and come with integrated downstream packaging.

Our Puerto Rico MDI manufacturing line produces CFC and HFA based inhalers and has a total capacity of 33.9 million units annually, based on three shifts. Due to the Montreal Protocol’s phase-out of CFC inhalers, demand for this product has been diminished, resulting in a capacity utilization of 25% based on one shift.

In producing dry powder inhalers, we utilize semi-automatic processes that include bulk manufacture, device assembly and printing, filling and packaging. Our annual output capacity for DPIs at our Runcorn facility is 4.8 million units based on three shifts. Based on one shift, our current production at Runcorn is running at approximately 6%. The annual output capacity at our Ashton facility is 1.5 million units based on three shifts. Based on one shift at Ashton, our current production is currently running at 73% of capacity for this line. Collectively the DPI capacity is currently at 6.3 million units based on three shifts. Based on one shift, our current production is running at approximately 28% of capacity for our DPI production lines.

With respect to pump spray production, our Runcorn facility employs newly installed equipment capable of bulk manufacturing, filling/crimping or filling/screw capping and final packaging. We are capable of producing these products in glass or plastic bottles. Current maximum capacity for the pump spray line is 26.1 million units annually, based on three shifts. Based on one shift, our current production is running at approximately 10% of capacity for this line. Our Puerto Rico facility also has two pump spray lines with a capability for processing of Pump Sprays with a maximum capacity of 77.4 million units. We are not currently utilizing this line.

The acquisition of the assets of Aventis PR has expanded our development and production capabilities into dermatological pharmaceutical products in the form of gels, creams, ointments, and lotions. These two production lines at Manatí can manufacture such semi-solids in container sizes ranging from 0.5 oz to 4 oz. Current maximum capacity for this line is 84.6 million units annually, based on three shifts. This work center is also capable of handling creams and ointments in presentation format ranging from plastic and aluminum tubes in various sizes from 3 gms through 60 gms. Our capacity utilization on this line has been averaging 4% on an annual basis, based on one shift.

Our Ashton acquisition has introduced sterile injectable pharmaceuticals into the portfolio of products we manufacture. We are able to produce up to 29 million units per year based on two shifts. We fill ampoules and vials in batch sizes from 10 liters through to 200 liters (with plans to increase capacity up to 400 liters) per year based on two shifts. We also have the capability to automatically or manually inspect products. Based on one shift, our current production is running at approximately 35% of capacity for this line.

Ashton also has expanded our development and production capabilities into solid dose pharmaceuticals, and we are able to produce up to 1.7 billion tablets and capsules annually based on three shifts, with computer controlled compression machines capable of producing up to 200,000 tablets per hour. We have film tablet coating facilities able to process aqueous and solvent formulations as well as sugar coating, and we have specialized facilities for handling potent and steroid materials. In addition, we have specialized packaging equipment that enables us to pack a wide range of formats and materials, including blister packaging that is becoming increasingly demanded for the proper daily dosing of tablet and capsule medications. Our capacity utilization on this line has been averaging 83% on an annual basis, based on one shift. At our Puerto Rico site we also have some solid dose capabilities; current maximum capacity for this facility is 21.7 million units annually, based on three shifts. We are not currently utilizing this line.

With respect to saline aerosol spray production, our Runcorn facility employs equipment capable of bulk manufacturing, filling/crimping and final packaging. We are capable of producing these products in aluminum canisters. The current maximum capacity for the saline aerosol line is 19.3 million units annually, based on three shifts. Based on one shift, our current production is running at approximately 27% of capacity for this line.

With respect to topical hydrocarbon aerosol spray production, our Runcorn facility employs equipment capable of bulk manufacturing, filling/crimping and final packaging and are capable of producing these products in aluminum or tinplate canisters. The current maximum capacity for the topical hydrocarbon aerosol line is 19.3 million units annually, based on three shifts. Based on one shift, our current production is running at approximately 46% of capacity for this line. Our Puerto Rico facility also employs equipment capable of bulk manufacturing, filling/crimping and final packaging. We are capable of producing these products in glass bottles, aluminum or tinplate canisters. The current maximum capacity for the hydrocarbon aerosol line is 3.3 million units annually, based on three shifts. Based on one shift, our current production is running at approximately 25% of capacity for this line

Finally, with respect to secondary packaging, we utilize two discrete packaging areas at our Runcorn site each capable of handling a wide range of products and packaging materials on an automatic, semi-automatic, and manual basis. The two MDI packaging lines are capable of packaging material via check-weighers, function testers, labeling, cartoning, shrink-wrap, coding and palletizing equipment. Based on three shifts, these packaging lines are capable of packaging approximately 51.8 million MDI units annually, and our capacity utilization is currently 5% for these two lines collectively based on one shift. Our Puerto Rico facility also has an MDI packaging line with a capacity of 29 million units annually, based on three shifts. Based on one shift, our current production is running at 29% of capacity for this line.

Capital Improvements

We continuously make capital improvements to our development and production facilities in order to improve operating efficiencies, increase automation, improve quality control and keep pace with regulatory requirements and market demand. In 2005, we committed to spend and have commenced spending approximately $1.3 million in capital expenditures at our U.K. sites, including a substantial upgrade to our dry powder inhaler (DPI) and solid dose processing areas to facilitate an increase in potential capacities. Additional capital was committed to insure that the capabilities of our equipment and facilities were maintained to acceptable health, safety and regulatory levels. At our Puerto Rico site we committed to spend and have commenced spending approximately $365,000 to purchase the necessary equipment to automate the manufacturing process related to a manufacturing and supply agreement we were awarded by NovaDel Pharma Inc. (“NovaDel”) to produce its NitroMist nitroglycerin spray in a CFC-free oral metered dose dispenser for NovaDel and its designated marketing partners under a ten-year contract. Approximately $1.8 million was also committed to provide additional substantial upgrades at each of our sites, including additional packaging capabilities, critical utilities such as purified water, electrical systems and business protection equipment.

In 2006, we plan to spend a total of approximately $8.3 million in capital expenditures. Approximately $5.3 million will be spent in our two U.K. facilities, which will provide increased capabilities in our metered dose inhaler (MDI), DPI, hydrocarbon topical aerosols, solid dose manufacturing and related packaging facilities, and expanding our sterile injectable capacity. Approximately $2.2 million will be committed at our Puerto Rico plant, which includes upgrading of solid dose capabilities, the installation of new processing facilities for expanded MDI capabilities, and commencement of the installation of eye care manufacturing capabilities scheduled to be completed in 2007. The capital budgets at all three sites also include expenditures to ensure that each site maintains acceptable health, safety and regulatory standards. Approximately $750,000 has also been budgeted corporate-wide, mostly related to the integration of all our operations and the expansion of our information technology systems.

In 2007 we may require additional capital expenditures totaling approximately $12 million to further enhance our development, manufacturing and quality control systems not only related to contract business but also to the production and commercialization of our company’s own proprietary products.

Suppliers

We utilize a variety of suppliers as indicated by our own and our customers’ respective requirements. There are eight critical suppliers for a number of our products, primarily related to our can, and valve and spray actuator requirements for aerosol products. The loss of any of these key suppliers, or the interruption or delay in the supply of materials and components would force us to seek an alternative source, which could result in an interruption of our sales. Agreements with these suppliers are through routine purchase orders and, as noted above, in the case of the Bespak and 3M we pay a royalty fee to those suppliers for the use of their respective valves in an HFA GTN aerosol product we manufacture for one of our clients. If we fail to meet these suppliers’ payment terms, we may face delays or interruption of critical supplies for our production requirements.

As of December 31, 2005, our key suppliers and their terms of payment were:

•	Cebal UK Limited: Provides various types of cans. We pay Cebal on a pro forma basis, meaning that we pay in advance for our supply of valves from this company prior to production.

•	Valois UK Ltd.: Provides valves for MDIs. We pay Perfect Valois on a pro forma basis.

•	LABLABO: Provides actuators for steroidal foam products. Payment terms are 30% deposit prior to manufacture and the 70% balance from date of invoice.

•
Bespak Europe Ltd.: Provides actuators/valves for MDIs and the Clickhaler device. Payment terms are pro forma prior to manufacture. Royalty fees to Bespak (0.5% of HFA GTN sprays) and 3M (5.5% of HFA GTN sprays) are due quarterly.

•	Precision Valve (UK) Ltd.: Provides aerosol can valves. Payment terms are 30 days from the date of invoice.

•	Nussbaum (UK) Ltd.: Provides cans. Payment terms are 30 days from the date of invoice.

•	Eurand SpA: Provides tablets. Payment terms are 30 days from the date of invoice.

•	Innovata Biomed plc: Provides machinery for use in the DPI facility. Payment terms are 30 days from the date of invoice.

Inventories

We maintain various levels of inventories of pharmaceuticals, raw materials and components to produce our products and drug delivery devices, which are stored in warehouses at our production sites. Inventories are reconciled monthly and security measures are in place to avoid theft and unauthorized access. Additionally, in accordance with regulatory requirements finished products, are quarantined in specific areas within our warehouse facilities before shipping to our customers. We do this to allow the completion of quality assurance testing on finished goods prior to shipping such products to our customers.

Product Development Capabilities

Our development operation is comprised of a 13-person pharmaceutical research and development center, located at a 30,000 square foot leased laboratory and office complex in Manor Park, Cheshire, England. This development and testing center is a five minute drive from our Runcorn manufacturing site and provides analytical and formulation development, stability testing, scale-up and validation outsourcing services to our clients. With our acquisition of the Puerto Rico site, we plan to establish strong development capabilities in all critical functions there to serve the marketplace in the Western Hemisphere.

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

Our development operation, comprised of five separate areas listed below, is vertically integrated into our manufacturing operation, thereby allowing us to provide complementary scale-up and commercialization services for our manufacturing clients and allowing us to scale-up our own products, when developed, to commercial production.

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

Seasonality

A number of our products are seasonal. Such products include the metered dose pump sprays such as the beclomethasone aqueous nasal products that are supplied to the allergy market. Such products are predominantly produced early in the first quarter for sale in the spring season and then again in the third quarter for sale in the late summer (harvest season) of each year. We also manufacture a hydrocarbon-based product that is used in the treatment of head lice and this is produced during specific periods to allow its sale to coincide with the beginning of school terms. Our sales levels are also affected by plant closings for year-end holidays.

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

Develop and invest in specialized sterile-fill manufacturing processes that have significant barriers to entry:

We believe that we must continue to expand our customer base by developing and investing in specialized sterile-fill manufacturing processes that constitute significant barriers to entry. We believe that most of our contract services growth opportunities will come from pharmaceutical companies’ requirements for highly specialized manufacturing technologies, for which they lack the required niche expertise or capacity. In particular, due to their increased presence in the healthcare market, we expect that biopharmaceutical and virtual pharmaceutical companies, which typically lack an in-house manufacturing infrastructure, will increasingly rely on us for their process development and production requirements. We believe that as we further develop our specialized manufacturing capabilities, we can maintain greater pricing power and margin growth as a result of increased demand. Based on our experience within the industry, we anticipate that potential clients may be unable to secure these specialized manufacturing capabilities elsewhere, while competitors may not be inclined to invest in specialized non-core manufacturing competencies that may take significant time and capital to develop.

Enhance clients’ competitive position by accelerating time to market for new and innovative pharmaceutical products:

We believe that one of our strengths is our ability to provide our customers with a full spectrum of products and services in development, formulation, analytical testing and trial, and large-scale production phases within the pharmaceutical aerosol sector. By leveraging integrated scale-up and pilot facilities, we feel that we can assist our clients develop sterile-fill manufacturing processes to commercialize new or innovative products. We also expect that as a result of their limited financial resources, which are focused on clinical development and clinical testing, biotechnology and small, specialized pharmaceutical clients will increasingly rely on our integrated product development and manufacturing capabilities to bring their products to market.

Focus on quality, versatility, innovative solutions and outstanding customer service:

Our success is critically dependant upon achieving results for our clients by providing comprehensive and versatile development and manufacturing services in our targeted market sectors, which include the respiratory, allergy, dermatological and topical disease areas. We have integrated our development and scale-up capabilities with our manufacturing operations in order to allow ourselves to efficiently introduce new products or product line extensions into a targeted market area. Based on our experience, regulatory agencies such as the FDA and the MHRA are continuously enacting new policies requiring more high quality control and quality assurance systems in the global pharmaceutical industry. As a result of these policies by the regulatory agencies, we feel that we must continually invest to maintain and upgrade our manufacturing and quality systems to meet the evolving requirements of such regulatory agencies, our customer’s needs, and our own requirements. Furthermore we believe that we must also continue to enhance our staff training systems in order to improve our staff’s performance in line with our customers’ changing needs. It is our view that manufacturing flexibility, along with a well-trained staff and high quality systems, will allow us to provide good customer service, and thereby enhance our competitive position and growth opportunities.

Improve the organic growth of the business by introducing volume products that complement the existing product portfolio, especially via the introduction of our own proprietary products:

We believe that we possess a blue-chip customer base that has an international presence and multinational distribution channels. Based on our review of publicly available documents, many of our customers are lacking one or more key pharmaceutical aerosol products in their product portfolio or are looking for product line extensions in niche market areas. We expect that by developing and licensing these types of niche products to our client base, we can significantly increase our manufacturing volume and enhance the commercial relationships we have with these customers. It is our belief that the Company can also take advantage of key strategic relationships with a number of our customers to exploit key and profitable niche market sectors in the aerosol pharmaceutical market. We believe that these customers would prefer to allocate capital and resources to sales and marketing functions, while leaving the manufacturing to companies like us. This trend may become even more prevalent in cases where highly specialized development processes or equipment is required. We believe that such factors also facilitate the introduction of our Company’s own proprietary products, which will allow us to focus on materially higher profitable business opportunities while departing from lower profit activities.

Capitalize on the increasing conversion from ozone-depleting CFC aerosol pharmaceutical products to non-CFC pharmaceuticals:

Having conducted the transition from CFC to CFC-free aerosol pharmaceuticals for clients in Europe and Canada, we believe that we are one of the few pharmaceutical companies in the world that has proven experience in such conversions. As the United States and countries in Asia and Latin and South America implement the phase-out of CFC pharmaceutical products in coming years, we plan to increase our contract development and manufacturing services in this area and also to leverage our CFC-to-HFA expertise into strategic partnering relationships, as well as to cultivate our Company’s own CFC-free proprietary products.

Where feasible, acquire under-exploited, complementary pharmaceutical products and businesses that would benefit from our development and production expertise:

We also seek growth opportunities through strategic product and business acquisitions that would benefit from our aerosol pharmaceuticals development and production expertise, including our capabilities in the conversion of CFC-based pharmaceutical aerosol productions to CFC-free pharmaceutical aerosols. We anticipate that there is an increasing trend in the pharmaceutical industry, particularly by big pharmaceutical companies, to license or sell outright products that they deem to no longer be core assets. We also believe that the acquisition of strategic products and businesses would accelerate the building of our Company.

Become a vertically integrated, specialty pharmaceutical company to leverage our niche drug delivery technologies, proprietary development platforms and strategic industry relationships:

Exaeris commenced formal operations in January 2006 as Inyx’s marketing and commercial arm in North America. Although it operates independently of Inyx’s client manufacturing operations, we believe that Exaeris will create more possibilities for business collaborations and greater opportunities to commercialize both client’s products and our own planned proprietary products in the United States and Canada. Exaeris will also seek to capitalize on opportunities to acquire products of other pharmaceutical companies which are no longer core assets. Exaeris’ focus is on the sales and marketing of niche or enhanced pharmaceutical products in the respiratory, allergy, dermatological, topical and cardiovascular treatment market sectors. Exaeris is presently organizing its management team and sales force, which is being established initially through a commercial relationship with a pharmaceutical contract sales representative organization. The Exaeris sales force is initially focused on the marketing of King Pharmaceutical’s Intal® product, under the long-term, collaborative alliance that Inyx has with King. Currently, too, Exaeris is actively seeking other product-marketing opportunities. We believe that Exaeris provides the commercial and marketing resources to complement Inyx’s development and manufacturing operations, making our Company a vertically integrated, specialty pharmaceutical company.

Insurance Coverage and Risk Management

We maintain insurance coverage, including property, major weather catastrophes, casualty and business interruption; foreign medical costs; freight; motor vehicles; title insurance on owned real properties; errors and omissions including general liability; product liability; workers’ compensation and personal accident and business/union travel insurance. We also maintain director and officer liability coverage. We currently maintain product liability insurance with coverage limits of $20 million per occurrence on claims made basis with a maximum $20 million aggregate per policy year. We believe such coverage is adequate for our present level of operations.

Our products must comply with the strict requirements of pharmaceutical manufacturers including those required by the United States’ FDA, the United Kingdom’s MHRA, the Canadian government’s TPD, and the European Union’s EMEA, plus general current good manufacturing practices (“cGMPs”) required in the pharmaceutical industry.

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

Pharmaceutical Manufacturing Licenses

Inyx Pharma possesses a Manufacturer’s License, ML20165, granted by the MHRA and also possesses all the necessary authorities, approvals and certifications to conduct normal business activities within the United Kingdom.  See “Government Regulation.”  The license must be renewed every five years, and the next renewal is due in February 2008.

Ashton also possesses a Manufacturer’s License, ML11816/01M, granted by the MHRA and possesses all the necessary authorities, approvals and certifications to conduct normal business activities within the United Kingdom.  See “Government Regulation.”  The license must be renewed every five years, and the next renewal is in July 2006.

Inyx USA possesses the necessary licenses and registration certificates, granted by the FDA and also possesses all the necessary authorities, approvals and certifications to conduct normal business activities within the United States.  See “Government Regulation.”  The license must be renewed annually, with the next renewal in April 2006 in accordance with 21CFR207.21.

Product Licenses

Inyx Pharma owns product licenses granted by the MHRA in the U.K. market for oxymetazoline decongestant nasal spray, chlorhexidine gluconate mouth spray and beclomethasone dipropionate nasal spray.  Every license in the United Kingdom is granted for a period of five years.  At that time, the product license is subject to a review by the U.K. Medicine and Healthcare products Regulatory Agency (“MHRA”).  The MHRA reviews product stability, adverse event reports and any legislative changes that may have taken place within that five-year period that may have affected the licensing requirements for that product.  During the review process, the subject company may continue to market the licensed product.  Once the MHRA completes its review, it extends the expiration date on the license for another five years, when the licensing review cycle is repeated again.

As part of our Ashton acquisition on August 31, 2005, we acquired three product licenses granted by the MHRA, for the treatment of hyperthyroidism (propylthiouracil and thyroxine tablets) and acute gout (colchicine).

On April 26, 2004, we announced that we acquired a group of parenteral pharmaceutical product licenses (i.e., injections and irrigations that are administered intravenously) enabling our Company to enter the hospital supply market in the United Kingdom. These product licenses were issued by the MHRA and gave us the production and distribution rights in the U.K. through 2005/6 for a group of hospital products used in infusion, irrigation and injection applications. The products were acquired for a nominal fee from a pharmaceutical company that was placed in U.K. Administration in 2002.  These products were acquired royalty-free, are currently under review for extension, and are summarized as follows:

Product	Solution	Indication

Sterile Chlorhexidine Gluconate	0.2%	Disinfectant
Sterile Chlorhexidine Gluconate	0.05%	Disinfectant
Sterile Chlorhexidine Gluconate	0.1%	Disinfectant
Sterile Chlorhexidine Gluconate (Pink)	0.05%	Disinfectant
Sterile Chlorhexidine Gluconate (Pink)	0.5%	Disinfectant
Sterile Chlorhexidine Gluconate & Centrimide	0.15%	Disinfectant
Sterile Chlorhexidine Gluconate & Centrimide	0.05%	Disinfectant
Metrozol Injection	-	Antibiotic
Sodium Chloride	0.9%	IV Infusion
Glucose	5%(1)	IV Infusion
Uroclens Chlorhexidine	N/A	Disinfectant
Uroclens Saline	N/A	Saline Solution

 (1) Other concentrations up to 50% are undergoing licensing renewals

We are currently in discussions with a number of parties regarding the use of their sales and marketing and distribution capabilities to sell the above listed products through their sales channels, although currently no such agreements have been formalized. We plan to manufacture these products at our Ashton site commencing in 2007.

Pursuant to our 2005 acquisition of the intellectual property of Carr Pharmaceuticals, Inc., a pharmaceutical company that went through bankruptcy proceedings, we obtained ophthalmic pharmaceutical product licenses that will enable our Company to manufacture a variety of over-the-counter (“OTC”) and prescription eye care products. Among these are OTC eye drops and eye care solutions used for reducing redness in the eyes; eye wash which helps relieve irritation, burning and itching; artificial tears which protect the eyes and relieve dryness and irritation; and saline solution used for contact lens maintenance. We also obtained the intellectual property and know-how to manufacture the following prescription eye care products, utilized for treating and diagnosing eye disorders:

•	Atropine Sulfate (1%)
•	Carbachol (3%)
•	Phenylephrine HCl (2.5%)
•	Pilocarpine HCl (0.5%; 1%; 2%; 3%; 4%; 6%)
•	Sulfacetamide Sodium (10%)
•	Tetracaine HCl (0.5%)
•	Tropicamide (0.5% and 1%)

We intend to commence manufacturing these eye care products at our Inyx USA manufacturing site in Puerto Rico in 2007, and to have Exaeris market the products when they are ready for commercialization.

Medical Devices

Inyx Pharma is also an ISO9001/EN 46001 registered company and as such is approved for the design, manufacture and inspection of pharmaceutical medical devices. Such medical devices include sterile saline for wound irrigation, ringers irrigation solution, sterile saline in a polyethylene bottle, sterile buffered saline for contact lens use, sterile saline aerosol for contact lens use, two step lens care system stage one-disinfecting solution and two step lens care system stage two-rinsing and neutralizing solution. Our certifications were recently renewed and do not expire until 2007.

Registered Marks and Logos

We use and have filed trademarks on Inyx, Inyx Pharma and the associated logo (i.e., six square orange and grey boxes). In April 2005, we received confirmation that our application to trademark the Inyx name and logo had been approved for the United States market. Subsequent to year end, in March 2006, we received confirmation that approval for our trademark had similarly been made in the Japan market. We are currently continuing such applications in other major countries. We are also pursuing trademark protection worldwide for our Ashton Pharmaceutical and Exaeris brands.

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

On September 21, 2004, we announced that we had completed the acquisition of the patent rights to a novel platform technology, from Phares Technology B.V. (“Phares”), which we believe will enable us to more readily develop inhalation-therapy drugs, including combinations of inhalation drugs that cannot be readily combined in one drug delivery device. The Phares technology is based on the utilization of a lipid-binding matrix for delivering incompatible or unstable drug substances. For example, in November 2004, we received positive results from a two-year Phares stability study utilizing the lipid-binding matrix on an HFA-propelled formulation of salbutamol (albuterol) for use in an MDI. We intend to now test the matrix on other types of respiratory drugs.

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

Additionally, we believe that we have certain know-how and applicable expertise in the manufacturing scale-up and industrialization of certain pharmaceutical products, including:

•	Metered dose inhalers - utilizing HFA 134a or CFC as propellants

•	Sublingual, oral and throat sprays - utilizing propellants or as pump sprays

•	Dry powder inhalers

•	Hydrocarbon topical and foam products

•	Nasal pump sprays

•	Barrier pack systems

•	Sterile saline solutions and injectables

•	Solid dose (tablets and capsules), including sustained release pills

Currently, we protect this know-how and expertise through trade secrets and confidentiality agreements although we are in the process of further protecting our proprietary information with applicable patents. At this time, no such patents have been granted.

As a result of our acquisition of the business assets of Aventis PR, we received certain pharmaceutical know-how and technical data required to manage and operate an FDA-approved, regulatory compliant pharmaceutical operation in the respiratory, allergy and dermatological sectors.

As a result of our acquisition of Ashton, we received certain pharmaceutical know-how and technical data required to manage and operate a facility in regulatory compliance for the production of inhalation delivery, solid dose and injectable pharmaceutical products to be marketed in the United Kingdom, Europe and Asia.

Databases and Software Protection

Our information technology and database systems, including PEMAC (Planned Maintenance program), Prolog 4 (Payroll system), Maximizer (Customer Relationship Management system) and other Microsoft-based systems, are all individually licensed, and controlled and supported by our internal information technology group.

As a result of our acquisition of the business assets Aventis PR, we acquired a JD Edwards Enterprise Management system, as well as computer software, data and documentation related to the former Aventis PR aerosol and dermatological pharmaceutical operation at the Manatí site. All necessary licenses to operate our information systems at the Manatí site, including the JD Edwards system, were transferred to Inyx USA by Aventis PR.

As a result of our acquisition of Ashton, we acquired an Oracle Enterprise Manager system, which Celltech had purchased in 2004 for approximately €8 million. All necessary licenses to operate these Oracle information systems at Ashton were transferred to our Company as part of that purchase.

During 2006, we will continue to integrate our operating sites and support offices, both from a financial and operational controls standpoint. This integration includes making a decision on which Enterprise technology system we will utilize on a companywide basis.

Domain Names

We have registered several domain names, including “inyxgroup.com”, “inyxinc.com”, “inyx-pharma.co.uk”, “inyx-pharma.com”, “exaeris.com” and “inyxusa.com.” The address of our primary website is “www.inyxgroup.com.”

SOX 404 Compliance

We are regulated by laws which oversee our corporate governance and financial disclosure.  In particular, section 404 of the Sarbanes-Oxley Act (“SOX 404”) requires extensive procedures for establishing and maintaining internal controls for publicly traded corporations.  To date this regulation has not applied to our Company because our market capitalization has been under $75 million, but this exemption is being lifted for all companies in 2007.  Consequently we are pursuing the implementation of procedures that we believe will place us in full compliance with SOX 404.  The Company expects that it will incur costs as a result of such actions.

Government Regulation

Our business as a pharmaceutical company is regulated by government authorities in jurisdictions where we and our customers market and distribute products, including the United States, the United Kingdom, Canada and various parts of Europe and Latin America. We must ensure that our products and services continuously comply with strict requirements designed to ensure the quality and integrity of pharmaceutical products. These requirements include the United States Federal Food, Drug and Cosmetic Act (“FDC Act”) governed by the FDA and the United Kingdom’s Medicines Act governed by the MHRA. Our products and services must also continuously comply with the requirements of the European Union’s EMEA, and the Canadian TPD. These regulations apply to all phases of our business, including drug testing and manufacturing; record keeping; personnel management; management and operations of facilities and equipment; control of materials, processes and laboratories; and packaging, labeling and distribution.

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

Where a drug is acquired that has been previously approved by the FDA, both the Company and the former application holder are required to submit certain information to the FDA. This information, provided it is adequate, enables the transfer of manufacturing and/or marketing rights to take place. The Company is also required to advise the FDA about any changes that may affect the approved application as set forth in FDA’s regulations. Our strategy focuses on acquiring existing approved products or those in late-stage development, transferring manufacture to our own facilities to leverage our existing expertise and know-how where this is considered both economic and advantageous. In order to perform such transfers, we must demonstrate by filing information with the FDA that we are able to manufacture the product in accordance with current good manufacturing practices (“cGMPs”) and the specifications and conditions of the approved marketing application. For changes where prior approval is required under FDA regulations, there is no assurance that such approval will be granted by FDA.

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

Our United Kingdom manufacturing facilities also hold Manufacturer’s Licenses granted by the U.K.’s Medicines and Healthcare products Regulatory Agency (‘MHRA”). These licenses permit the Company to manufacture, control and supply pharmaceutical products to all markets provided that individual products meet with the specification in force within the particular territory that the product is marketed. The MHRA is very similar to the FDA in that it operates under formal legislation that controls the approval of all medicinal products used within the U.K. Due to the U.K.’s membership of the European Union, the MHRA also regulates products manufactured for sale both within the U.K. and the E.U. The MHRA is responsible for the review and approval of all license applications and, via its inspection and enforcement division, the inspection and control of manufacturing, assembly and labeling requirements for all medicinal products. As with the FDA, the MHRA has a legal jurisdiction whereby companies who are not compliant with license particulars (known as marketing authorizations within the E.U.) or cGMP can be heavily penalized, including seizure, cessation of manufacture, product recall or, in extreme cases, the cancellation of the manufacturer’s license. In this latter case, the manufacturing facility is unable to manufacture for any market. Monetary penalties can also be enforced subject to the judicial system approval within the U.K.

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

Our U.S. and U.K. plants are inspected by the regulatory authorities on a periodic basis and all three sites comply with the principles of good manufacturing practice to date.

In addition to regulations that govern the manufacture and supply of pharmaceutical products, our U.K. facilities are also subject to regulation by other agencies such as the United Kingdom’s Health and Safety, Executive Environmental Agency and other legislation within the U.K. (e.g. Labour Relations Act, etc.) that are applicable under the laws of the United Kingdom. Periodic inspection by the appropriate agencies occurs to ensure that we are in compliance with the requirements within the appropriate regulations whether these are local, state or national.

Employees

As of December 31, 2005, we employed a total of 572 personnel, consisting of 9 senior executives, 21 senior managers, 41 other members of management, 84 clerical staff, 167 technical personnel (including 13 scientific research and development personnel), and 250 production, maintenance and distribution staff.

Our success is heavily dependent on the performance of our executive officers and managers. We have entered into employment agreements with these individuals, including our top five paid executives which include Dr. Jack Kachkar, our Chairman and Chief Executive Officer; Steven Handley, our President; Colin Hunter, our Chief Scientific and Regulatory Officer; Jay M. Green, Executive Vice President and Director of Corporate Development; and Stephen Beckman, Vice President of Commercial Development for Inyx and President and Chairman of Exaeris, Inc., our wholly-owned marketing subsidiary. None of such persons has signified any intention to retire or leave the Company. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to motivate and retain these personnel. In addition, our proposed plan of product development and sales activities will require an increase in scientific, management and sales and marketing personnel, and an investment in the professional development of the expertise of our existing employees and management. We are currently seeking business development personnel to join our Company.

Our United Kingdom operations, Inyx Pharma and Ashton, consult with their employees through a Joint Consultation Committee comprised of representatives across all levels of the business, and which is chaired by a senior manager. The purpose of that committee is consultative only. We believe that we enjoy favorable relations with our employees. We make available to our employees benefits consisting of a contributing and matching pension plan, available after one year of service, and life insurance benefits and stock options based upon the Company’s value and meeting performance targets.

Ashton has 28 unionized employees, all members of the TGWU (Transport & General Workers Union). Ashton employs an additional 276 staff who are not members of any union. A Staff Consultation Forum is in place that represents all 306 staff on site.

Our Inyx USA operation in Manatí, Puerto Rico has approximately 46 unionized employees in the engineering and manufacturing areas pursuant to a collective bargain agreement in effect through March 31, 2008. Inyx USA also has approximately 100 non-union employees across in management, quality control and quality assurance, supply chain, finance, support and administrative functions. All Inyx USA employees receive medical insurance and other benefits, including stock options based upon the Company’s value and meeting performance targets.

Environmental Impact

We utilize a variety of chemicals in our business, many of which are dangerous if used or handled improperly due to their toxicity, corrosiveness and ability to cause irritation or flammability. Wastes from our manufacturing and testing processes are either collected in drums and removed by a waste contractor or discharged into public sewers pursuant to a Trade Effluent Discharge Consent. The Company takes stringent precautions in the storage and use of these materials and constantly trains its personnel in their use. Because of this, we have not caused any release of hazardous materials into the environment or exposed any of our employees to health risks. We maintain liability and product liability insurance covering the risks of such exposure, in amounts we deem to be adequate.

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

Available Information

Our internet address is www.inyxgroup.com. At this website, the Company makes available, free of charge, its annual report on 10-K, its quarterly reports on 10-Q, its current reports on 8-K and any amendments to these reports. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains at www.sec.gov an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

The Company is subject to numerous risks. You should carefully review and consider the following risks as well as all other information contained in this report. Additional risks and uncertainties of which we are currently unaware or which we believe are not material could also impair our business.

RISKS RELATED TO OUR BUSINESS

We depend on our customers to continue outsourcing development and manufacturing.

Our revenues are derived from manufacturing expenditures, and production-related compliance and testing and product development expenditures by pharmaceutical, biotechnology and medical device companies who are our clients. Currently, approximately 92% of our revenues are derived from contract manufacturing of pharmaceutical products and 8% from associated product development in support of our primary business. Our competitive position could be adversely affected if one or more of our major customers decided to manufacture their own products and/or move their associated product development and support requirements in-house. A general economic decline in these industries or a reduction in the outsourcing of research, development, testing, or production activities by our customers would result in a loss of revenues and produce a material adverse effect on our business, financial condition, results of operations and cash flows.

We have experienced recent operating losses and will require additional financing to fulfill our business plan.

We have experienced operating losses in each quarter since our predecessor company was placed into Administration. For the year ended December 31, 2005, we had a net loss of approximately $31.0 million compared to a net loss of $16.9 million for the year ended December 31, 2004. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for further details on our operations.

Contributing to our net losses in both respective years were operating expenses, consisting of product research and development costs, and general and administrative, selling, depreciation and amortization and amortization of intangible assets expenses, and interest and financing costs. Although our operating expenses as a percentage of net revenues improved by 15 percentage points during 2005 as compared to 2004, due to the allocation of corporate overhead over a larger revenue base, our losses increased between the comparative years as a result of the operating expenses and transaction costs associated with our respective acquisitions of the business assets of Aventis PR on March 31, 2005, and all of the outstanding shares of Ashton through our subsidiary Inyx Europe, on August 31, 2005. Further adding to the 2005 net loss was low manufacturing capacity utilization at our Inyx Pharma U.K. site. This was caused by delayed implementation of production contracts and projects due to delays in regulatory approvals received by customers and acceptable supplies from approved vendors which subsequently commenced late in the year. In addition, at our new Inyx USA site, there were delays due to the extended time required for new business development in the contract pharmaceutical sector.

We expect to begin benefiting from our noted acquisitions including offsetting a significant part of our operating expenses as a result of the diverse client base, commercial collaborations and business development opportunities that we believe these business assets will begin to provide to our overall operation in 2007 and future years. Once we fully integrate these new business acquisitions and continue to ramp-up our business and marketing efforts, we believe that we can obtain new contracts and purchase orders from existing and new customers, thereby setting off our operating expense and improving our profitability opportunities. We also expect our profitability opportunities to improve once we have commercialized for sale our own proprietary products or those through collaborative agreements with other pharmaceutical companies.

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

As of December 31, 2005, our total indebtedness outstanding (including current portion and amounts due to Seller of Ashton) was approximately $99.5 million, consisting primarily of approximately $85.4 million under two credit facilities with Westernbank Business Credit, a Division of Westernbank Puerto Rico (“Westernbank”) related to the two acquisitions made in 2005, and $14.0 million owed to UCB Pharma related to our acquisition of Celltech Manufacturing Services Limited. The sum owed to UCB Pharma is comprised of a non-interest bearing amount of $9.5 million relating to deferred purchase price, to be repaid in six monthly installments between April and August 2006; and the balance owing for additional net current assets acquired not considered when the purchase price was negotiated between the parties amounting to $4.5 million, payable on May 31, 2006, interest on which is accrued and payable at Barclay’s Bank base rate.

As of December 31, 2005, our annual debt service requirements are approximately $17.0 million (which includes approximately $2.5 million and 5.3 million relating to the interest for the revolving credit facility and terms loans, respectively.) Such debt is collateralized by all the existing and future assets of the Company and its subsidiaries. In the event we are unable to generate sufficient cash flow from our operations or use proceeds derived from our financing efforts including through issuance of debt or equity securities, we may face difficulties in servicing our substantial debt load.

While we believe that our current manufacturing contracts and production schedules may provide sufficient cash to meet our current debt service requirements, there can be no assurance that these contracts and planned production schedules will result in a profitable operation or generate enough cash to meet all of our cash requirements.

We currently depend on certain customers for most of our revenues.

Our largest customers account for a significant percentage of our total net revenue. For the year ended December 31, 2005, our top three customers accounted for approximately $29.2 million in net revenues or approximately 59% of total net revenues of approximately $49.6 million. During the year ended December 31, 2005, our top three customers were Kos Pharmaceuticals, accounting for approximately $13.1 million in net revenues or approximately 26% of total net revenues for the period; UCB Pharma Ltd., accounting for approximately $11.9 million in net revenues or approximately 24% of total net revenues; and Sanofi-Aventis, accounting for approximately $4.1 million in net revenues or approximately 9% of total net revenues. In comparison, for the year ended December 31, 2004, our top three customers accounted for approximately $7.5 million or approximately 48% of our total net revenues of approximately $15.7 million. These customers were the Merck Generics group of companies, accounting for approximately $4.2 million in net revenues or approximately 27% of total net revenues for the reporting period; SSL International Plc, accounting for approximately $1.8 million in net revenues or approximately 11% of total net revenues; and Genpharm Inc., accounting for approximately $1.5 in net revenues or approximately 10% of total net revenues.

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

If we are not able to develop, manufacture, market and sell our own proprietary pharmaceutical products, our business and competitive position in the pharmaceutical industry may suffer.

Our business growth strategy includes the development and sales of our own proprietary pharmaceutical products for respiratory, dermatological, topical and cardiovascular drug delivery applications through our own customers’ distribution channels or with strategic marketing partners. Although we have started developing our own proprietary pharmaceutical products, we have not yet begun the process of obtaining regulatory approvals for our planned products and have derived no revenue from any such proprietary products. Proprietary products currently under development include generic versions of non-CFC or HFA single molecule and combination drug respiratory inhalants, non-CFC propelled oral sprays for cardiovascular ailments, wound irrigation and cleansing sprays that utilize novel barrier technologies, and anti-inflammatory nasal pumps. We expect to introduce our first proprietary product, a private-label wound care aerosol spray utilizing a barrier-pack system, by the second half of 2006. We will compete with other pharmaceutical companies, including large pharmaceutical companies with financial resources and capabilities substantially greater than ours in the development and marketing of new pharmaceutical products or generic ones. Although we are building the resources to implement such a business strategy and grow our business, we cannot provide assurance that we will be able to successfully develop or commercialize our own pharmaceutical products, whether new products or generic ones, on a timely or cost-effective basis.

Our ability to market our own proprietary pharmaceutical products will face regulatory obstacles.

We anticipate manufacturing and selling both pharmaceutical products and delivery devices for respiratory, dermatological, topical and cardiovascular applications. These types of products are subject to intense regulatory supervision and scrutiny, and will require significant outlays of resources and manpower to achieve regulatory approvals, depending on the geographic market. Approvals of new pharmaceutical products is a time-consuming and very expensive process involving testing, clinical trials and approvals at various stages of the process by the FDA, the Canadian TPD, the UK’s MHRA, the European Union’s EMEA, and other such regulatory agencies where we manufacture or distribute our products or services. Although we have commenced the development of our own proprietary pharmaceutical products, we do not now have the capital and resources that are necessary to commence the clinical trials that are required to obtain the regulatory approvals to commercialize our planned proprietary products and, therefore, have not begun such development efforts. Approval of medical devices we create will also require approvals from the FDA, MHRA, TPD, EMEA and other such regulatory agencies. Such medical devices may also be subjected to patent review and possible disallowance.

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

Our limited sales, marketing and distribution experience could affect our ability to market our potential products, which could adversely affect our potential revenues from future product sales.

Currently, we have limited experience in developing, training or managing a sales force. We will incur substantial additional expenses if we have to increase these business activities, and the costs of expanding a sales force may exceed our product revenues. In addition, we compete with other pharmaceutical companies, including large pharmaceutical companies which have financial resources and sales, marketing and distribution capabilities and expertise substantially greater than ours. As a result, any marketing and sales efforts that we may undertake through our subsidiary Exaeris may be unsuccessful and may deplete our limited capital resources.

Exaeris commenced formal operations in January 2006 as Inyx’s marketing and commercial arm in North America. Although it operates independently of Inyx’s client manufacturing operations, we believe that Exaeris will create more possibilities for business collaborations and greater opportunities to commercialize both client’s products and our own planned proprietary products in the United States and Canada. Exaeris will also seek to capitalize on opportunities to acquire products of other pharmaceutical companies which are no longer core assets. Exaeris’ focus is on the sales and marketing of niche or enhanced pharmaceutical products in the respiratory, allergy, dermatological, topical and cardiovascular treatment market sectors. Exaeris is presently organizing its management team and sales force, which is being established initially through a commercial relationship with a pharmaceutical contract sales representative organization. The Exaeris sales force is initially focused on the marketing of King Pharmaceutical’s Intal® product, under the long-term, collaborative alliance that Inyx has with King. Currently, too, Exaeris is actively seeking other product-marketing opportunities. We believe that Exaeris provides the commercial and marketing resources to complement Inyx’s development and manufacturing operations, making our Company a vertically integrated, specialty pharmaceutical company.

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

In order to improve our competitive position and revenue and profitability opportunities, we are targeting pharmaceutical products or companies that are close to generating revenues or are already generating revenues. As we have limited resources, we need to acquire those pharmaceutical companies that have complementary manufacturing and quality operations, skilled management teams and employees, and supply chain and business and information technology systems. The inability to effect acquisitions of such regulatory approved products, products in development, or other pharmaceutical industry assets will limit the rate of growth of our business.

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

The Aventis PR business acquisition, closed on March 31, 2005, and the acquisition of Ashton, closed August 31, 2005, have substantially expanded our existing business, facilities and staff. We have faced challenges in managing the integration of the Puerto Rico facilities and employees into our Company. These include integrating those facilities, information systems, supply chain procurement and customer invoicing procedures into our overall operations. Our acquisition of Ashton involves similar issues. There will be continuing challenges to integrate the cultures of our United Kingdom and Puerto Rico business units, and to build operational and business synergies between our operations. To date, all of the integration activities are progressing satisfactorily. If we have any significant delays in integrating our recent acquisitions into our business, there is no assurance that we can operate these facilities profitably.

We may be unable to obtain financing for the acquisitions that are available to us.

We will attempt to obtain financing for acquisition opportunities through a combination of loans and equity investments from commercial sources, seller debt financing, issuance of our equity securities as part of the purchase price, and other sources. Commercial sources will tend to come from investment funds, private equity funds and other non-traditional sources, usually at a very high borrowing cost. Use of our equity securities could result in material dilution to our existing stockholders. There can be no assurance that we will be able to obtain adequate financing for further acquisitions or that, if available, such financing will be on favorable terms. We raised capital to fund the acquisition of Ashton and the business assets of Aventis PR through asset-based secured borrowings, which will significantly increase our debt-service obligations in advance of receiving steady revenues, which may place a temporary strain on our limited working capital.

If we fail to meet governmental regulations, we may not be able to sell our pharmaceutical products or services.

We must ensure that our products and services continuously comply with strict requirements designed to ensure the quality and integrity of pharmaceutical products. These requirements include the United States Federal Food, Drug and Cosmetic Act governed by the FDA and FDA-administered cGMP regulations for pharmaceutical manufacturers. Our products and services must also continuously comply with the requirements of the regulatory agencies where we distribute our products or services, including the UK’s MHRA, the European Union’s EMEA and the Canadian TPD. These regulations apply to all phases of our business, including drug testing and manufacturing; record keeping; personnel management; management and operations of facilities and equipment; control of materials, processes and laboratories; and packaging, labeling and distribution.

To date, we have been able to comply with these governmental regulations; however, the U.S. Congress, the FDA, the TPD, the MHRA, the EMEA or the pharmaceutical regulatory agency of any other country where we distribute our products or services could impose stricter regulations in the future. Because we have a small staff with regulatory expertise, we may have difficulty in quickly changing our methods to comply with stricter regulations. If we fail to comply with any of the regulations governed by a particular pharmaceutical regulatory agency, the regulators can disqualify any data we collect in our product development process for that country or bar us from manufacturing pharmaceutical products or terminate our ongoing pharmaceutical product research for that country. If we violate regulations, we could face other forms of regulatory sanctions including fines and civil penalties, the recall of affected products, or restrictions on our operations. In severe cases, the authorities could close our facilities. If the authorities were to disqualify our data, bar our products or close our facilities, even for a short period of time, our reputation could be severely damaged. This would make it difficult for us to obtain new purchase orders and contracts and could have a materially adverse effect on our business, financial condition, results of operations and cash flows.

We face potential liability for injuries to persons who use our products.

We develop, formulate, test and produce pharmaceutical products for others intended for use by the public. Such activities could expose us to risk of liability for personal injury or death to persons using such products, notwithstanding that we do not commercially market or sell products of our own directly to the public. In contracts for the production of FDA-approved products for commercial sale, we seek to reduce our potential liability through measures such as contractual indemnification provisions with customers (the scope of which may vary from customer to customer and the performance of which are not assured) and by the insurance maintained by us and our customers. Development services are typically undertaken pursuant to purchase orders that do not include specific indemnification or insurance provisions. Although we believe that this practice is typical in the industry, we could be materially adversely affected if we were required to pay damages or incur defense costs in connection with a claim for which no indemnity agreement is applicable; that is outside the scope of any applicable indemnity agreement; if the indemnity, although applicable, is not performed in accordance with its terms; or if our liability exceeds the amount of applicable insurance or indemnity. We currently maintain product liability insurance with coverage limits of $20 million per occurrence on claims made basis with a maximum $20 million aggregate per policy year. We believe such coverage is adequate for our present level of operations.

We will be subject to the risks of doing business in developing countries.

We are marketing and selling our consulting services to customers in developing countries including those in Latin America. Accordingly, we will be subject to all the risks of doing business with customers in such countries, including dealing with:

•	trade protection measures and import or export licensing requirements

•	difficulties in enforcing contracts

•	difficulties in protecting intellectual property

•	unexpected changes in regulatory requirements

•	legal uncertainty regarding liability, tax, tariffs and other trade barriers

•	foreign exchange controls and other currency risks

•	inflation

•	challenges to credit and collections

•	expropriation

•	government instability, war, riots, insurrections and other political events.

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

We manufacture all of our customers’ products, and intend to manufacture the significant majority of the pharmaceutical products we plan to develop or are presently developing proprietarily, at our Inyx Pharma Runcorn facility in the United Kingdom, our Ashton facility, also in the United Kingdom, and at our Inyx USA Puerto Rican facility. Many of our production processes are complex and require specialized and expensive equipment. Any unforeseen delays or interruptions in our manufacturing operations may reduce our revenues and profit margins. Additionally, our facilities utilize gases that are considered to be explosive; therefore, exposed flames and other sources of ignition represent a significant risk to manufacturing capability. We believe we have taken the necessary preventative measures to mitigate such risk. All electrical circuits are flame-proofed and all sources of ignition are strictly prohibited from the facility. However, there can be no assurance that such safety features will prevent significant damage to our facilities due to accidents. In addition, our manufacturing output may decline as a result of other accidents, power outages, supply shortages, natural disasters, or other disruptions of the manufacturing process.

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

We utilize a variety of suppliers as indicated by our customers’ requirements and our own product development and manufacturing needs. We depend on eight critical suppliers for certain products. These suppliers are: Cebal, which provides us with cans; Perfect Valois, which provides valves for aerosol pharmaceutical products; Lablabo, which provides actuators for steroidal foam products; Bespak, which provides valves for pharmaceutical respiratory inhaler devices; Precision Valve which provides us with aerosol valves; Nussbaum & Guhl, which provides us with cans; Eurand SpA which provides tablets; and Innovata Biomed plc which provides machinery for use in the DPI facility. We also utilize three of these suppliers (Cebal, Perfect Valois and Bespak) at our Inyx USA Puerto Rican facility. As we are dependant on these suppliers in order to deliver goods and services to our customers, any interruptions, delays, or the loss of any of these suppliers could have a material adverse affect on our business and operations in which we may be forced to seek an alternative source, thereby delaying the delivery of our products and services to our customers. In such an event, our reputation with our customers could be severely damaged, which may make it difficult for us to maintain our current purchase orders and contracts with affected customers or obtain new purchase orders and contracts from that customer. We do not have long term supply contracts with our suppliers other than routine purchase orders. This generally serves to reduce our commitment risk but does expose us to supply risk and to price increases that we may not be able to pass on to our customers.

As a public company, we may incur increased costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance matters and public disclosure.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the SEC, and by our principal trading market, will result in increased costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. These laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot estimate the amount or timing of additional costs we may incur as a result of these laws and regulations.

We must maintain and add key management and personnel.

Our success is heavily dependent on the performance of our executive officers and managers. We have entered into employment agreements with these individuals, including Jack Kachkar, our Chairman and Chief Executive Officer, Steven Handley, our President and Chief Production Officer, and Colin Hunter, our Chief Scientific and Regulatory Officer. None of such persons has signified any intention to retire or leave the Company. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to motivate and retain these personnel. In addition, our proposed plan of development will require an increase in management, scientific and sales and marketing personnel, and investment in the professional development of the expertise of our existing employees and management. We are currently seeking additional senior management executives and sales and marketing executives to join our Company. Although we have been able to hire and retain qualified personnel, due to our limited financial resources, there can be no assurance that we will be successful in recruiting and retaining all such key personnel to integrate our operations as required and to successfully implement our growth strategy.

Foreign exchange risks may result in losses due to fluctuations in the rates of currency exchange.

Currently, most of our sales occur outside the U.S. market and are denominated in foreign currencies, principally, the Great Britain Pound (“GBP”) (£) and the Euro dollar (“Euro”) (€). Additionally, we purchase our raw materials and components from a variety of foreign sources, also denominated in foreign currencies. We are particularly sensitive to movements in exchange rates between the GBP and the U.S. dollar (“USD”), and to a lesser extent, the Euro and the Canadian dollar. In 2005, more than 64% of our consolidated sales were realized in British pounds. While we incur expenses in those currencies, the impact of these expenses does not fully offset the impact of currency exchange rates on our revenues. As a result, currency exchange rate movements can have a considerable impact on our earnings. For example, at December 31, 2005, the exchange rate of the GBP to the USD was $1.72 compared with $1.93 at December 31, 2004. We do not currently engage in any hedging activities designed to stabilize the risks of foreign currency fluctuations. However, we intend to implement hedging transactions in the future as we may require. Such fluctuations could adversely affect the value of our revenues and the results of our operations stated in U.S. dollars.

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

Under government regulations governed by the Montreal Protocol on Substances That Deplete the Ozone Layer, chlorofluorocarbon (“CFC”) compounds are being phased out because of environmental concerns. We presently manufacture respiratory inhalers that utilize CFC gas as a propellant. Although we have expertise in converting such products to non-CFC based respiratory inhalers and manufacture non-CFC or hydrofluoroalkane (“HFA”) respiratory inhalers, a small number of our customers continue to require CFC respiratory inhalers. These customers sell these products in a number of countries that still allow the import and marketing of CFC-based respiratory inhalers. As the CFC gas is sold to us under strict European Union guidelines and quotas, if customer demand exceeds our present quota, our ability to manufacture CFC-based respiratory inhalers can be materially adversely affected, which could result in lost sales opportunities. Presently, our quota is sufficient to meet our customers’ demand.

RISKS RELATED TO OUR STOCK

We do not expect to pay dividends.

We do not intend to pay cash dividends on our Common Stock in the foreseeable future. Furthermore, for the foreseeable future, we intend to retain profits, if any, to fund our planned growth and expansion

Shares that may be eligible for future sale may adversely affect the market price of our Common Stock.

Sales of substantial amounts of Common Stock by shareholders in the public market, or even the potential for such sales, are likely to adversely affect the market price of the Common Stock and could impair our ability to raise capital by selling equity securities. As of December 31, 2005, we believe that approximately 30,899,922 of the 43,389,922 shares of Common Stock currently issued and outstanding are freely transferable without restriction or further registration under the securities laws, unless held by “affiliates” of the Company, as that term is defined under the securities laws.

Our company is substantially controlled by our management team.

As of December 31, 2005, the executive officers, key employees and directors of our Company and their family members, associates and their affiliates beneficially owned approximately 30.2% of the shares of outstanding common stock. Accordingly, and because there is no cumulative voting for directors, our executive officers and directors will be in a position to influence the election of all the directors of the Company and to control through their stock ownership the business of the Company. The management of the Company is controlled by our Board of Directors, comprised of two independent directors and three executive directors consisting of the Chairman and Chief Executive Officer of the Company, the President of the Company, and the Executive Vice President and Chief Scientific Officer of the Company.

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

The market price of the shares of our common stock, like the securities of many other Over-The-Counter traded companies may be highly volatile. As of March 28, 2006, such price has ranged from $0.30 to $3.01 since late 2002. See “Price Range of Common Stock and Dividend Policy.” Factors such as developments in our relationships with our customers, material adverse events to our customers, changes in U.S. FDA and other governmental regulations, market changes in the pharmaceutical industry, loss of key company executives, sales of large numbers of shares of our common stock by existing stockholders and general market conditions may have a significant effect on the market price of our common stock. In addition, U.S. stock markets have experienced extreme price and volume fluctuations in the past. This volatility has significantly affected the market prices of securities of many pharmaceutical and biotechnology companies, and companies such as ours in related industries, for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

If outstanding options and warrants are converted, the value of those shares of common stock outstanding just prior to the conversion will be diluted.

As of December 31, 2005, there were outstanding options and warrants to purchase 26,276,248 shares of common stock, with exercise prices ranging from $0.80 to $3.10 per share. If the holders exercise a significant number of these securities at any one time, the market price of the common stock could fall. The value of the common stock held by other shareholders will be diluted. The holders of the options and warrants have the opportunity to profit if the market price for the common stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. If the market price of the common stock does not rise above the exercise price of these securities, then they will expire without exercise. The holders of these options and warrants may also exercise their securities if we are able to raise capital privately or from the public on terms more favorable than those provided in these securities. We cannot predict exactly if, or when, such a financing will be needed or obtained. Furthermore, we cannot predict whether any such financing will be available on acceptable terms, or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located at 825 Third Avenue, 40th Floor, New York, New York 10022, consisting of approximately 4,000 square feet of leased space at an annual rent of $121,500. The properties utilized by our Company are as follows:

•
Our Inyx Pharma subsidiary operates manufacturing facilities situated over seven proximate locations in Runcorn, Cheshire, England. These sites are combined into the 60,000 square feet manufacturing facility in the Astmoor Industrial Estate. Five of these sites are owned by Inyx Pharma and the remaining two are leased from the Warrington and Runcorn Development Corp. for annual rents of $45,000 and $162,000.

•
Our development facility in the United Kingdom occupies a 30,000 square foot facility nearby the manufacturing site, in the Seymour Court Manor Park area owned by the Borough council. Annual rent is $126,000.

•
Ashton owns and operates a 152,000 square foot cGMP (current Good Manufacturing Practice) facility approved to manufacture pharmaceuticals products for the United Kingdom, Europe and Asia. This site is located in Ashton, England, which is approximately one hour away by car from the Inyx Pharma facility in Runcorn.

•	Our Inyx Canada subsidiary leases approximately 2,800 square feet of office space for an annual cost of approximately $46,000 at 4141 Yonge Street, Suite 205, Toronto, Ontario M2P 2A8.

•
Our Inyx USA subsidiary owns and operates a 140,000 square foot pharmaceutical manufacturing facility consisting of five buildings extending over 9.5 acres in Manatí, Puerto Rico. The site is located about 30 miles outside of San Juan, at 604 San Jose Road, Cotto Norte Industrial Park, Manatí, Puerto Rico 00674.

•	Our Exaeris subsidiary leases approximately 1,500 square feet of office space for an annual cost of approximately $28,000 at 403 Gordon Drive, Exton, Pennsylvania 19341.

All such facilities are deemed to be adequate for the Company’s present needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved from time to time in legal proceedings and litigation incidental to the conduct of its business. No pending legal proceeding is deemed by the Company to pose the risk of any material adverse effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded in the over-the-counter market on the NASDAQ OTC Bulletin Board under the symbol IYXI. The following table sets forth the high and low bid and ask prices of the Company’s common stock for each full quarterly period within the last two fiscal years. These market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID		ASK
For the Quarter Ended:	High	Low	High	Low

March 31, 2004	$1.36	$1.01	$1.38	$1.04

June 30, 2004	$1.13	$0.84	$1.20	$0.88

September 30, 2004	$1.27	$0.87	$1.30	$0.97

December 31, 2004	$1.35	$0.82	$1.40	$0.90

March 31, 2005	$1.40	$0.75	$1.45	$0.82

June 30, 2005	$1.11	$0.82	$1.14	$0.85

September 30, 2005	$1.55	$0.80	$1.59	$0.84

December 31, 2005	$2.00	$1.22	$2.02	$1.24

Holders

As of December 31, 2005, 43,389,922 common shares of the Company’s common stock are held of record by 235 holders of record, and an unknown number of beneficial stockholders.

Dividends

We have never paid any dividends, and we do not anticipate any stock or cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following summary consolidated financial information should be read together with the Company’s historical consolidated financial statements and related notes. Prior to March 6, 2003, the Company, under the name Doblique, Inc., was engaged in the business of breeding and racing thoroughbred horses at various major horse racing venues throughout the United States. On March 6, 2003, management discontinued the Company’s thoroughbred horse operation by selling the assets of that operation to a third party. Concurrent with the discontinuance of its horse racing operations, Doblique concluded a reverse acquisition of Inyx Pharma Limited (“Inyx Pharma”), and changed its name to Inyx, Inc. The acquisition of Inyx Pharma was consummated on April 28, 2003 and was accounted for as a capital transaction under the reverse acquisition method of accounting for business combinations. Under this method, Inyx Pharma (the legal subsidiary) is considered to have acquired Inyx, Inc. (the legal parent) effective April 28, 2003, and continued as Inyx, Inc. thereafter.

Inyx Pharma’s business emerged from its acquisition of the assets of Miza Pharmaceuticals, Ltd. (“Miza UK”) on March 7, 2003. Miza UK had been an operating entity which filed for bankruptcy and reorganization in the United Kingdom on September 3, 2002. As a result of the reverse acquisition method of accounting, the consolidated financial statements (and the financial highlights below) for periods subsequent to March 7, 2003 are those of Inyx Inc., and the consolidated financial statements and highlights prior to March 7, 2003 are presented herein as the historical financial statements of Miza UK.

	Successor			Predecessor
	For the year ended December 31, 2005	For the year ended December 31, 2004	For the period from March 7, 2003 through December 31, 2003	For the period from January 1, 2003 through March 6, 2003	For the year ended December 31, 2002	For the year ended December 31, 2001 (Unaudited)
Net revenues	$49,565	$15,699	$13,099	$2,396	$21,184	$21,919
Operating (loss) income	(20,950)	(12,239)	(10,374)	(174)	(3,893)	2,304
Net (loss) income	(31,009)	(16,942)	(13,392)	(908)	(30,988)	524
Net loss per common share	(0.78)	(0.52)	(0.59)	N/A	N/A	N/A
Total assets	92,153	14,755	15,490	N/A	10,612	N/A
Long-term debt, net of current portion	46,236	113	6,617	N/A	N/A	N/A
Stockholders’ (deficit) equity	$(30,400)	$(5,865)	$1,841	N/A	N/A	N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Consolidated Results

The accompanying consolidated financial information includes the accounts of Inyx and its wholly-owned subsidiaries: Inyx Pharma, Inyx Canada, Inyx USA, Inyx Europe (and its wholly-owned subsidiary, Ashton), and Exaeris. All inter-company accounts and transactions have been eliminated in consolidation.

Pro Forma Results for Comparative Purposes

As we acquired certain business assets of Aventis PR on March 31, 2005 and all the outstanding shares of Ashton (“CMSL”) on August 31, 2005, our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2005 and 2004, respectively, will therefore focus on both actual and combined pro forma results.

Based on the timing of the noted business acquisitions, we believe that a year over year pro forma comparison provides the reader the best comparative analysis of our current business situation and results of operations, especially as these acquisitions have contributed materially to a growth in our revenues and business scope. Accordingly, the pro forma analysis discussed below for the year ended December 31, 2005 includes the actual results of our Company for the year ended December 31, 2005 combined with the results of the acquired business of Aventis PR for the three months ended March 31, 2005 and the results of Ashton for the eight months ended August 31, 2005, i.e. the period during 2005, prior to our acquisition of that business through Inyx Europe.

Furthermore, the pro forma analysis for the year ended December 31, 2004 includes the actual results of our Company for the year ended December 31, 2004 combined with the results of operations of the acquired business of Aventis PR and the results of operations of Ashton as if we had owned and operated these operations for the entire year ended December 31, 2004. The pro forma analysis is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had actually taken place at the beginning of each of the reporting periods presented.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are disclosed in Note 2 to the Notes to the Consolidated Financial Statements found elsewhere herein. We consider the following policies to be important to our financial statements.

Revenue Recognition

Our Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements” which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) product delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. Revenues are recognized FOB (Freight-on-Board) shipping point, when products are shipped, which is when legal title and risk of loss is transferred to our customers, and is recorded at the net invoiced value of goods supplied to customers after deduction of sales discounts and sales and value added tax, where applicable. In situations where our Company receives payment in advance of the performance of research and development services, such amounts are deferred and recognized as revenue as the related services are performed.

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

Shipping costs are paid for by our customers. Any shipping and handling costs incurred by our Company are included in costs of goods sold in the accompanying consolidated statements of operations.

Translation of Foreign Currency

The functional currency of our Company’s United Kingdom subsidiaries, Inyx Pharma and Inyx Europe (including its wholly-owned subsidiary, Ashton) is the Great Britain Pound (GBP). Our Company’s financial statements are reported in United States Dollars (USD) and are translated in accordance with Statement of Financial Accounting Standards No. 52 (“SFAS No. 52”), which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the weighted average exchange rates prevailing during the period. For purposes of SFAS No. 52, we consider the dollar to be the reporting currency. The effects of unrealized exchange fluctuations on translating foreign currency assets and liabilities into dollars are reported under accumulative other comprehensive loss in stockholders’ deficit. Realized gains and losses from foreign currency transactions are included in the results of operations for the period. Fluctuations arising from inter-company transactions are of long term in nature and are reported under accumulative other comprehensive loss in shareholders’ deficit.

As of December 31, 2005, we had not utilized any currency-hedging programs. However, as we intend to continue to utilize U.S.-based financing sources, and as the significant majority of our revenues are in GBP, with some revenues and associated transactions in Euros, we intend to begin hedging activities in 2006.

Valuation of Long-Lived Assets and Intangible Assets

We review the carrying value of our long-lived assets, including purchased intangible assets, whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of the assets by estimating the future net cash flows expected to result from the assets, including eventual disposition.

Factors considered important that could trigger an impairment review include among others significant changes relative to: (i) projected future operating results; (ii) significant changes in the manner of our use of the assets or the strategy for our overall business (iii) business collaborations; and (iv) significant negative industry, business, or economic trends. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset.

If it is determined that the carrying value of long-lived or intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the asset is written down to its estimated fair value on a discounted cash flow basis.

Based on such tests conducted by the Company, we concluded that as of December 31, 2005, there was no impairment to the carrying value of our long-lived or intangible assets.

RESULTS OF OPERATIONS

Inyx currently manages and operates its business as one operating segment. Our results of operations are derived from pharmaceutical contract manufacturing services and associated product formulation and development outsourcing services, including product stability, commercial scale-up, and validation and regulatory support for our clients’ products. Future contract revenues are dependent upon our clients maintaining or obtaining regulatory approval for the sale of their products in their designated markets.

We are incurring proprietary product research and development costs, including costs that may be associated with certain potential proprietary products and associated intellectual property acquisitions. At this time, we have not commercialized any of our own proprietary products or product acquisitions but we believe that in 2006 we will be in a position to commence the sale of our own proprietary products. In addition, we will be commencing the distribution of selected clients’ products through product collaboration and joint marketing and promotion agreements such as our marketing agreement with King Pharmaceuticals commencing in January 2006.

The financial information set forth in the following discussion should be read in conjunction with and qualified in its entirety by the financial statements of our Company presented elsewhere herein.

The table below sets forth the consolidated statement of operations for Inyx, Inc. in the aforementioned periods:

	Actual For the Year Ended December 31,		Pro Forma For the Year Ended December 31,
	2005	2004	2005	2004

Net revenues	$49,565	$15,699	$81,277	$73,602
Cost of sales	34,859	14,316	58,967	58,137
Gross profit	14,706	1,383	22,310	15,465

Operating expenses:
Research and development	3,406	2,745	3,406	2,745
General and administrative	24,575	9,725	27,856	15,962
Selling	3,005	367	3,652	1,315
Depreciation and amortization	3,283	619	6,512	5,884
Amortization of intangible assets	1,387	166	2,747	2,469
Total operating expenses	35,656	13,622	44,173	28,375

Loss from operations before interest and financing costs and income tax expense (benefit)	(20,950)	(12,239)	(21,863)	(12,910)

Interest and financing costs	10,059	3,370	9,091	8,541

Loss before income tax expense (benefit)	(31,009)	(15,609)	(30,954)	(21,451)

Income tax expense (benefit)	-	1,333	(872)	1,034

Net loss	$(31,009)	$(16,942)	$(30,082)	$(22,485)

For the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004 and the Pro Forma Year Ended December 31, 2005 Compared to the Pro Forma Year Ended December 31, 2004

Net Revenues

Our revenues are derived from pharmaceutical manufacturing and related product formulation and development outsourcing services, including product stability, commercial scale-up, and validation and regulatory support for our clients’ products. Future contract revenues are dependant upon our clients maintaining or obtaining regulatory approval for the sale of their products in their designated markets.

Although we do not currently derive any of our revenues from the sale of our own products, we believe that we can increase our revenues and achieve greater margins through the addition of our own product lines in selected pharmaceutical market sectors, with marketing to be conducted through our new wholly-owned subsidiary, Exaeris, and/or certain strategic customers. We expect that these types of revenues would include direct sales, royalty payments and licensing fees of our planned or collaborative products. At this time, we have not commercialized any of our own proprietary products and we have no agreements for such fees or distribution agreements finalized.

Net revenues for the year ended December 31, 2005 were approximately $49.6 million as compared to net revenues of approximately $15.7 million for the year ended December 31, 2004. Net revenues increased by approximately $33.9 million or approximately 216% for the year. Most of this increase is attributed to the two acquisitions we made in 2005; these are the acquisition of the business assets of Aventis PR on March 31, 2005 and the acquisition of all of the shares of Ashton (f/k/a CMSL) through our subsidiary, Inyx Europe, on August 31, 2005.

On a pro forma basis, net revenues for the year ended December 31, 2005 were approximately $81.3 million as compared to pro forma net revenues of approximately $73.6 million for the year ended December 31, 2004. Net revenues increased by approximately $7.7 million or approximately 10% on a pro forma basis.

For the year ended December 31, 2005, our three top customers accounted for approximately $29.2 million or approximately 59% of our total net revenues. During this period, these three customers were Kos Pharmaceuticals, accounting for approximately $13.1 million in net revenues or approximately 26% of total revenues; UCB Pharma Ltd., accounting for approximately $11.9 million in net revenues or approximately 24% of total revenues; and the Sanofi-Aventis Group, accounting for approximately $4.1 million in net revenue or approximately 9% of total revenues.

In comparison, for the year ended December 31, 2004, our three top customers accounted for approximately $7.5 million or approximately 48% of combined net revenues. Our three top customers in 2004 were the Merck Generics group of companies, accounting for approximately $4.2 million in net revenues or approximately 27% of total revenues; Genpharm, Inc., accounting for approximately $1.5 million in net revenues or approximately 10% of total revenues; and SSL International Plc, accounting for approximately $1.8 million in net revenues or approximately 11% of total revenues.

As part of our strategic growth objectives, we are increasing our new business cultivation efforts as well as expanding both our technical capabilities and business scope, including establishing our own marketing and distribution channels, in order to continue to broaden our customer base to mitigate the risk of our economic dependence on any one client or industry sector. We believe that our two strategic acquisitions in 2005 will allow us to accomplish these objectives.

Cost of Goods Sold

Cost of goods sold is associated with manufacturing and development revenues and includes materials, labor, factory overheads and technical affairs, which include quality control and quality assurance regulatory support.

For the year ended December 31, 2005, cost of goods sold amounted to approximately $34.9 million, or approximately 70% of net revenues. In comparison, the cost of goods sold for the year ended December 31, 2004 amounted to approximately $14.3 million or approximately 91% of net revenues. The improvement in cost of goods sold of 21 percentage points is primarily attributed to lower direct materials costs at Inyx Pharma in 2005 versus 2004 and the inclusion of Inyx USA and Ashton in 2005, where we experienced overall lower manufacturing costs as a percentage of revenues.

Pro forma cost of goods sold amounted to approximately $59.0 million or approximately 73% of pro forma net revenues for 2005. By comparison, pro forma cost of goods sold amounted to approximately $58.1 million or approximately 79% of pro forma net revenues for 2004.

Even though the cost of goods sold as a percentage of revenues has improved in 2005 versus 2004, it remained consistently high in the comparative periods due to the following factors:

(1) We continued to experience low manufacturing capacity utilization in 2005 as it has taken us time to start up a number of client projects due to the required regulatory approvals, production commissioning and validation processes involved in the pharmaceutical manufacturing industry. We expect our cost of goods sold to be reduced as more of these projects are ramped up to full production. Additionally, with more volume throughput at our manufacturing facilities, we can absorb more overhead costs and therefore reduce our manufacturing costs.

(2) We continued to incur high prices for raw materials and component supplies because of lack of purchasing-power leverage and limited vendor sources as a result of operating in a regulated industry. With increasing business from new and existing customers, we expect to gain better pricing and terms from vendors and further improve our profit margins.

Gross Profit

Gross profit for the year ended December 31, 2005 amounted to approximately $14.7 million on net revenues of $49.6 million, or approximately 30% of net revenues. In comparison, gross profit for the year ended December 31, 2004 amounted to approximately $1.4 million on net revenues of approximately $15.7 million or approximately 9% of net revenues for the year. The improvement in gross profit is mostly due to lower direct materials costs at Inyx Pharma in 2005 versus 2004, and the inclusion of Inyx USA and Ashton where we experienced overall lower manufacturing costs as a percentage of revenues.

Pro forma gross profit amounted to $22.3 million or approximately 27% of pro forma net revenues of $81.3 million for 2005. By comparison, pro forma gross profit amounted to approximately $15.5 million or approximately 21% of pro forma net revenues of approximately $73.6 million for 2004.

We believe that we can also improve our gross profit margins through the addition of our own pharmaceutical product lines, which offer greater profit margins than those provided by contract manufacturing services. Although we do not currently derive any revenues from the sale of our own products, we believe that our initial two proprietary products should be ready for commercial marketing before the end of 2006.

Operating Expenses

Our operating expenses consist of product research and development costs, and general and administrative, selling, depreciation and amortization, and amortization of intangible assets expenses.

Operating expenses for the year ended December 31, 2005 amounted to approximately $35.7 million or approximately 72% of net revenues. In comparison, operating expenses for the year ended December 31, 2004 amounted to approximately $13.6 million or approximately 87% of net revenues. Operating expenses as a percentage of net revenues improved by 15 percentage points over the prior year primarily due to the allocation of corporate overhead over a larger revenue base that included the Inyx USA and Ashton operations in 2005.

Pro forma operating expenses amounted to approximately $44.2 million or approximately 54% of pro forma net revenues for 2005. In comparison, pro forma operating expenses amounted to approximately $28.4 million or approximately 39% of pro forma net revenues for 2004.

The largest increases to our operating expenses for the year ended December 31, 2005 were the addition of approximately $14.9 million in general and administrative costs and the addition of approximately $2.7 million in depreciation and amortization expenses, both of which were consequences of our two acquisitions in 2005.

General and Administrative Expenses

Our general and administrative expenses include corporate overhead costs, administrative support, and business and corporate development and support costs incurred by our wholly owned subsidiaries.

For the year ended December 31, 2005, general and administrative expenses amounted to approximately $24.6 million or approximately 50% of net revenues. In comparison, for the year ended December 31, 2004, general and administrative expenses amounted to approximately $9.7 million or approximately 62% of net revenues.

Pro forma general and administrative expenses amounted to approximately $27.9 million or approximately 34% of pro forma net revenues for 2005. By comparison, pro forma general and administrative expenses amounted to approximately $16.0 million or approximately 22% of pro forma net revenues for 2004.

Of the total amount of $24.6 million charged to general and administrative expenses for the year ended December 31, 2005, salaries and benefits comprised approximately $7.6 million; legal, audit and outside consulting expenses were approximately $3.1 million; travel accounted for approximately $1.4 million; insurance cost was $1.8 million and building and rent expense was approximately $1.8 million. Of the balance, there were approximately $3.9 million in non-cash charges, $3.0 million in non-recurring expenses related to the two acquisitions made last year and $819,000 related to other new business development expenditures.

Of the total amount of $9.7 million we spent on actual general and administrative expenses for the year ended December 31, 2004, salaries and benefits accounted for approximately $4.7 million; legal, accounting and consulting fees were approximately $1.7 million; travel accounted for approximately $1.0 million; insurance costs amounted to approximately $768,000 and rent and building expenses were approximately $475,000.

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

Selling Expenses

Selling expenses consists primarily of salaries, commissions and marketing costs associated with the commercial, and sales and marketing arm of our business. Although we perform some sales and marketing functions, such activities up through 2005 were primarily focused on expanding our pharmaceutical manufacturing business with existing or potential clients.

Selling expenses were approximately $3.0 million or approximately 6% of net revenues for the year ended December 31, 2005 compared with $367,000 or approximately 2% of net revenues for the year ended December 31, 2004.

Pro forma selling expenses were approximately $3.7 million or approximately 5% of pro forma net revenues for 2005 compared with $1.3 million or approximately 2% of pro forma net revenues for 2004.

For the year ended December 31, 2005 selling expenses include a payment to JK Services (a related party) amounting to approximately $642,000 relating to sales commissions for new commercial contracts initiated and completed by the Company’s CEO.  Although we continue to expand our own proprietary product development programs, we have not yet commercialized or marketed our own products or drug delivery applications. Therefore, our selling expenses have remained consistent over the comparative years. Our sales and marketing functions have been primarily focused on expanding our pharmaceutical manufacturing business with existing or potential clients. As we continue to ramp-up our business development and commercial activities, we expect our selling expenses to increase concomitantly with expected revenue expansion.

Our selling expenses as a percentage of our revenues will also increase as we are planning to add senior sales and marketing executives to assist in our business expansion, including intensifying our marketing activities to existing or potential customers.

In addition, with the commencement of formal operations of our wholly-owned subsidiary Exaeris in January 2006, we have started to build a sales force through a contract services organization. This will add to selling expenses in 2006, which we believe will be offset by the new revenue stream this sales force is expected to generate.

Depreciation and Amortization

The value of our property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from 30 years for buildings and 3-15 years for equipment.

For the year ended December 31, 2005, depreciation and amortization expenses were approximately $3.3 million, or 7% of net revenues of $49.6 million compared with $619,000 or 4% of net revenues of approximately $15.7 million for the year ended December 31, 2004. The primary reason for the increase in depreciation and amortization expenses were the respective acquisitions of the business assets of Aventis PR on March 31, 2005, and all the outstanding shares of Ashton on August 31, 2005.

Pro forma depreciation and amortization expenses were approximately $6.5 million, or 8% of pro forma net revenues for 2005, compared with $5.9 million or 8% of pro forma net revenues for 2004.

The pro forma year ended December 31, 2005 also includes the depreciation of these assets as if we had owned them from the beginning of 2005. The pro forma analysis is therefore indicative of the type of depreciation and amortization expenses that we will have on a go-forward basis due to the assets we have acquired.

Amortization of Intangible Assets

The fair values assigned to the intangible assets acquired are based on estimates and assumptions provided and other information compiled by management, including independent valuations that utilize established valuation techniques appropriate for the industry in which our Company operates.

The amortization expenses for intangible assets in 2005 were approximately $1.4 million compared to approximately $166,000 in 2004. On a pro forma basis, the amortization expenses for intangible assets were approximately $2.7 million for 2005 as compared to approximately $2.5 million for 2004.

For the year ended December 31, 2005, the amortization expenses for intangible assets relates to acquired intangible assets which include trade marks, trade names, customer relationships, customer contracts, customer lists, product licenses, know-how, and a technology patent acquired by the Company.

The increase in the amortization expense related to intangible assets between the comparative years ended December 31, 2005 and 2004 is due to the acquisition of identifiable intangible assets associated with the acquisition of certain business assets of Aventis PR and the acquisition of all of the outstanding shares of Ashton (“CMSL”) in 2005.

Operating Loss before Interest and Financing Costs and Income Tax Expense

Loss from operations before interest and financing costs and income tax benefit amounted to approximately $21.0 million for the year ended December 31, 2005, compared to a loss of $12.2 million for the year ended December 31, 2004.

Pro forma loss from operations before interest and financing costs and income tax benefit amounted to approximately $21.9 million for 2005 as compared to a pro forma loss of approximately $12.9 million for 2004.

Interest and Financing Costs

Interest and financing costs consist of interest expense related to the long-term debt as well as the amortization of the financing charges and the amortization of the debt discount associated with the fair value of the warrants issued and the beneficial conversion feature related to the financings with Laurus Master Fund, Ltd. (“Laurus Funds”).

For the year ended December 31, 2005, interest and financing costs totaled approximately $10.1 million or approximately 20% of net revenues compared to interest and financing costs of approximately $3.4 million or approximately 21% of net revenues for the year ended December 31, 2004.

Pro forma interest and financing costs totaled approximately $9.1 million or approximately 11% of pro forma net revenues for 2005 compared to pro forma year interest and financing costs of approximately $8.5 million or approximately 12% of pro forma net revenues for 2004.

For the year ended December 31, 2005, our interest and financing charges consist of $1.4 million in amortization of debt discount, approximately $1.7 million for the beneficial conversion feature related to the convertible debt to Laurus Funds, approximately $872,000 for the amortization of deferred charges, approximately $238,000 in interest expense for the notes paid off to Laurus Funds, approximately $318,000 in interest payable under a convertible promissory note paid off to Stiefel, and approximately $189,000 in interest payments and associated issued warrant costs as a result of short-term loans obtained by our Company during 2005.

In addition, approximately $4.2 million relates to the two non-dilutive asset based secured credit facilities obtained from Westernbank on March 31, 2005 and August 31, 2005, and $1.2 million of other interest related charges.

In comparison, for the year ended December 31, 2004, interest and financing costs included approximately $670,000 in amortization of debt discount, approximately $773,000 for the charge to interest for the beneficial conversion feature related to the convertible debt to Laurus Funds, approximately $336,000 for the amortization of deferred charges, approximately $795,000 in interest expense for the notes payable to Laurus Funds, approximately $250,000 in interest payable under a convertible promissory note payable to Stiefel, and approximately $550,000 in interest payments and associated issued warrant costs as a result of short-term loans obtained by our Company during 2004.

Income Tax Expense (Benefit)

For the year ended December 31, 2005 we recorded no income tax expenses or benefits. In comparison, for the year ended December 31, 2004, our Company recorded a deferred tax expense relating to valuation allowance on deferred tax assets of approximately $1.3 million.

Net Loss

The net loss for the year ended December 31, 2005 was approximately $31.0 million compared to a net loss of $16.9 million for the year ended December 31, 2004.

On a pro forma basis, the net loss was approximately $30.1 million for 2005 compared to a net loss of approximately $22.5 million for 2004.

The 2005 net loss included approximately $3.9 million in non-cash charges, $3.0 million in non-recurring expenses related to the two acquisitions made last year and approximately $819,000 related to other new business development expenditures.

Contributing to our net losses in both respective years were operating expenses, consisting of product research and development costs, and general and administrative, selling, depreciation and amortization and amortization of intangible assets expenses, and interest and financing costs. Although our operating expenses as a percentage of net revenues improved by 15 percentage points during 2005 as compared to 2004, due to the allocation of corporate overhead over a larger revenue base, our losses increased between the comparative years as a result of the operating expenses and transaction costs associated with our respective acquisitions of the business assets of Aventis PR on March 31, 2005, and all of the outstanding shares of Ashton through our subsidiary Inyx Europe, on August 31, 2005. Further adding to the 2005 net loss was low manufacturing capacity utilization at our Inyx Pharma U.K. site. This was caused by delayed implementation of production contracts and projects due to delays in regulatory approvals received by customers and acceptable supplies from approved vendors which subsequently commenced late in the year. In addition, at our new Inyx USA site, there were delays due to the extended time required for new business development in the contract pharmaceutical sector.

We expect to begin benefiting from our noted acquisitions including offsetting a significant part of our operating expenses as a result of the diverse client base, commercial collaborations and business development opportunities that we believe these business assets will begin to provide to our overall operation in 2006 and future years. Once we fully integrate these new business acquisitions and continue to ramp-up our business and marketing efforts, we believe that we can obtain new contracts and purchase orders from existing and new customers, thereby setting off our operating expense and improving our profitability opportunities. We also expect our profitability opportunities to improve once we have commercialized for sale our own proprietary products or those through collaborative agreements with other pharmaceutical companies.

Additionally, we believe that we can enhance our competitive position through the acquisition of regulatory-approved pharmaceutical products and drug delivery devices for respiratory, dermatological, and topical and cardiovascular drug delivery applications or such products in development, including those through the acquisition of other pharmaceutical companies.

We expect to benefit during 2006 and future years from newly intensified new business development and marketing efforts. As we continue to ramp-up our business and obtain new contracts and purchase orders from existing and new customers, we believe that we can achieve profitability and have positive cash flows from the operations we acquired once we fully integrate our operations. We expect profitability to grow further as we establish ourselves as a vertically integrated, specialty pharmaceutical company.

For the Year Ended December 31, 2004 and for the Combined Year Ended December 31, 2003

The financial information set forth in the following discussion should be read in conjunction with and qualified in its entirety by the financial statements of our Company presented elsewhere herein.

For comparative purposes and in order to present a full year of results for the year ended December 31, 2003, Managements’ Discussion and Analysis of Results of Operations will focus on “combined” results. Such combined results of operations include the results of the Company (the “Successor Company”) for the period from March 7, 2003 through to December 31, 2003 combined with the results of operations of Miza UK (the “Predecessor Company”) for the period from January 1, 2003 through March 6, 2003.

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

The table below sets forth the consolidated statement of operations for our Company in the aforementioned periods:

	For the Year Ended December 31, 2004	For the Combined Period from January 1, 2003 through December 31, 2003	For the Period from March 7, 2003 through December 31, 2003	For the Period from January 1, 2003 through March 6, 2003

Net revenues	$15,699	$15,495	$13,099	$2,396
Cost of sales	14,316	12,510	10,634	1,876
Gross profit	1,383	2,985	2,465	520

Operating expenses:
Research and development	2,745	-	-	-
General and administrative expenses	9,725	12,661	12,093	568
Selling	367	311	260	51
Depreciation and amortization	619	422	347	75
Amortization of intangibles	166	139	139	-
Total operating expenses	13,622	13,533	12,839	694

Loss before interest and financing costs, income tax expense (benefit) and discontinued operations	(12,239)	(10,548)	(10,374)	(174)

Interest and financing costs	3,370	4,488	4,312	176

Loss before income tax expense (benefit) and discontinued operations	(15,609)	(15,036)	(14,686)	(350)

Income tax expense (benefit)	1,333	(1,294)	(1,294)	-

Loss before discontinued operations	(16,942)	(13,742)	(13,392)	(350)

Loss from discontinued operations	-	558	-	558

Net loss	$(16,942)	$(14,300)	$(13,392)	$(908)

Net Revenues

Net revenues for the year ended December 31, 2004 were approximately $15.7 million as compared to combined net revenues of approximately $15.5 million period from January 1, 2003 to December 31, 2003. Net revenues increased by $200,000 or approximately 1.3% for the year.

For the year ended December 31, 2004, our three top customers accounted for approximately $7.5 million or approximately 48% of our total net revenues. During this period, these three customers were the Merck Generics group of companies (“Merck Generics”), accounting for approximately $4.2 million in net revenues or approximately 27% of total revenues; Genpharm Inc. (“Genpharm”), accounting for approximately $1.5 million in net revenues or approximately 10% of total revenues; and SSL International Plc (“SSL”), accounting for approximately $1.8 million in net revenue or approximately 11% of total revenues.

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

Revenues in 2004 were approximately $10 million less than originally anticipated because of the delay in two contracts that were initially scheduled to start last year but didn’t because the required government and regulatory approvals were not secured and were not in Inyx’s control. One of these delayed contracts was valued at approximately $6.5 million annually for an initial four-year term.

Cost of Goods Sold

Cost of sales for the year ended December 31, 2004, cost of goods sold amounted to approximately $14.3 million or approximately 91% of net revenues. In comparison, the combined cost of goods sold for the year ended December 31, 2003 amounted to approximately $12.5 million, or approximately 81% of combined net revenues of $15.5 million.

The cost of goods sold as a percentage of revenues was consistently high in the comparative periods due to the following factors:

(1) This reduced manufacturing capacity utilization continued into 2004 as it took us time during 2004 to start-up a number of client projects due to the required regulatory approvals, and the production commissioning and validation processes involved in the pharmaceutical manufacturing industry.

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

General and administrative expenses amounted to approximately $9.7 million or 62% of net revenues of $15.7 million for the year ended December 31, 2004 compared to general and administrative expenses of approximately $12.7 million or approximately 82% of net revenues of $15.5 million for the combined period ended December 31, 2003.

The significant decrease in the general and administrative expenses between the respective comparative periods was largely attributable to a number of business ramp-up and corporate overhead costs that we had to incur as a result of our reverse acquisition of Inyx Pharma on April 28, 2003.

These included the costs associated with the hiring of a number of key personnel, consulting, legal and accounting fees, higher insurance costs, and increased business and corporate development activities, including travel and communication expenses.

Of the total amount of $9.7 million spent on general and administrative expense for total year ended December 31 2004, salaries and benefits accounted for nearly $4.7 million; legal, audit and outside consulting expense was approximately $1.7 million; travel accounted for approximately $1.0 million; insurance costs were approximately $768,000 million; and building and rent expense amounted to approximately $475,000 million.

Of the total amount of $12.7 million spent on general and administrative expenses for the combined periods in 2003, approximately $1.3 million of such expenses was related to warrants issued in conjunction with services provided by consultants and investment bankers; approximately $2.0 million of expenses related to reorganization and acquisition costs; approximately $1.7 million of these expenditures were related to salaries and benefits; approximately $1.6 million in expenses for legal, accounting and consulting fees; approximately $0.9 million in travel, communication and corporate development costs, including rent paid; approximately $1.1 million in expenses for investor relation activities; approximately $0.8 million relating to a consulting services provided by an affiliated Partnership controlled by the Chairman and his immediate family and approximately $600,000 in insurance costs, due to a general increase in insurance premiums within the insurance industry. Our Inyx Pharma subsidiary also had an allowance for bad debt totaling approximately $0.2 million. We also expensed approximately $1.5 million for employee vested options granted to employees, officers, directors, and other persons which made valuable contributions to our Company as per the Company’s 2003 Stock Option Plan.

Selling Expenses

Selling expenses were approximately $367,000 or approximately 2% of net revenues of $15.7 million for the year ended December 31, 2004 compared to $311,000 or approximately 2% of net revenues of approximately $15.5 million for the combined periods through December 31, 2003.

Depreciation and Amortization

Depreciation and amortization expenses were approximately $619,000 or 4% of net revenues of $15.7 million for the year ended December 31, 2004 compared $422,000 or 3% of net revenues of approximately $15.5 million for the combined periods through December 31, 2003.

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

Amortization of Intangible Assets

The amortization expenses for intangible assets for the year ended December 31, 2004 was approximately $166,000 compared to $139,000 for the combined periods through December 31, 2003.

Our amortization expenses for intangible assets stem from the Company’s purchased intangible assets related to the Inyx Pharma acquisition of Miza UK’s assets. The intangible assets include Miza UK’s customer list and know-how. The customer list is amortized over a period of 12 years and know-how is amortized over 10 years.

These intangible assets are amortized on a straight line method basis over their estimated remaining useful lives in proportion to the underlying cash flows that were used in determining the acquired value.

Operating Loss before Interest and Financing Costs, Income Tax Expense (Benefit) and Discontinued Operations

Loss from operations before interest and financing costs, income tax benefit and discontinued operations amounted to approximately $12.2 million for the year ended December 31, 2004 compared to a loss of $10.5 million for the combined periods through December 31, 2003.

Interest and Financing Costs

Interest and financing costs consisted of interest expense related to the long term debt as well as the amortization of the financing charges and the amortization of the debt discount associated with the fair value of the warrants issued and the beneficial conversion feature related to the financings with Laurus Master Fund, Ltd. (“Laurus Funds”).

For the year ended December 31, 2004, interest and financing costs totaled approximately $3.4 million or 22% of net revenues of $15.7 million compared to interest and financing costs of approximately $4.5 million or 29% of net revenues of $15.5 million for the combined periods of 2003.

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

Income Tax Expense (Benefit)

During 2003 the company recorded a tax benefit on the tax loss carry forward of $1.3 million on the basis of projected earnings in subsequent years. Due to delayed regulatory approvals experienced by customers, there were significant shortfalls from projected revenues in 2004 resulting in continued operating losses; therefore, we elected to provide a valuation allowance relating to this tax benefit in the year ended December 31, 2004.

For the period from March 7, 2003 through December 31, 2003, the tax benefit net of valuation allowance was approximately $1.3 million.

Net Loss

The net loss for the year ended December 31, 2004 was approximately $16.9 million compared to a net loss of $14.3 million for the combined period.

The net loss in both 2003 and 2004 was the result of low manufacturing capacity utilization due to delayed project implementation. The $2.6 million increase in net loss is approximately equal to the change in tax benefit of $1.3 million in 2003 versus the tax expense of $1.3 million in 2004.

LIQUIDITY AND CAPITAL RESOURCES

General

We are financing our operations primarily through credit facilities, revenues from multi-year contract manufacturing and product development contracts and purchase orders, sale of equity securities, stockholder loans and capital lease financing.

As of December 31, 2005, we had approximately $99.5 million in loan obligations that are due through 2008. These loan obligations include both short-term and long-term debt interest and principal repayments, and amounts owed for operating and capital leases.

As of December 31, 2005, our current assets, including cash and cash equivalents, accounts receivable, inventory and other current assets amounted to approximately $34.7 million. Current liabilities amounted to approximately $76.3 million and include approximately $21.1 in accounts payable and other current liabilities, $30.0 million due under a revolving line of credit, and approximately $9.3 million for the current portion of our long-term debt obligations.

We continue to incur operating losses. For the year ended December 31, 2005, net loss amounted to approximately $31.0 million. In comparison, for the year ended December 31, 2004, we had net losses of approximately $16.9 million.

Our net losses for the year ended December 31, 2005 include non-cash losses of approximately $13.3 million, largely attributable to depreciation and amortization, accelerated amortization costs, interest and financing costs that we incurred as a result of the funding and repayment of the Laurus Funds convertible debt. We utilized the Westernbank credit facilities to repay all of the Laurus Funds convertible debt, as well as to finance acquisition of certain assets and business of Aventis PR plus our acquisition of all the issued share capital of Ashton (“CMSL”) on August 31, 2005.

We also incurred additional general and administrative expenses of approximately $2.6 million during the year ended December 31, 2005 consisting of due diligence, travel and acquisition and business integration costs related to these acquisitions and other new business development projects. These operating expenses are one-time expenses, largely related to the successful completion of the two acquisitions in 2005.

During the second half of 2005, we repaid in full the promissory note owed to Stiefel Laboratories, Inc. (“Stiefel”), which amounted to total principal of approximately $4.6 million (including interest and foreign exchange translation loss of approximately $551,000.)  When the note was paid off, the cross default condition on the Manufacturing and Supply Agreement with Stiefel dated March 6, 2003, was removed.

Importantly, we had a significant increase in net revenues during the year ended December 31, 2005 as a result of the two respective acquisitions; i.e. the acquisition of the business assets of Aventis PR on March 31, 2005 and the acquisition of all of the shares of Ashton (f/k/a CMSL) through our subsidiary, Inyx Europe, on August 31, 2005. As a result of these acquisitions, our revenues in 2005 increased by approximately $33.9 million to approximately $49.6 million. We believe that as we continue to integrate these operations and continue to capitalize on our revenue growth opportunities, we expect to continue to improve our profitability and begin to offset all of our operating expenses.

We believe that we can also continue to adequately service our debt with Westernbank and fund our operations through the business generated from these two recent acquisitions. Both acquisitions have contributed significantly to our revenues and profitability opportunities as they have diversified and grown our client base, extended our manufacturing and business capabilities, and enlarged our overall scope of operations.

Ashton has historically been a highly profitable operation and is expected to continue to be so. Customer production demand at Ashton continues to be strong in both the sterile and dry powder inhaler areas, which traditionally provide higher margins. We expect that our Inyx USA facility will continue to be profitable due to the increasing demand for respiratory, allergy and cardiovascular products from that facility, as the Montreal Protocol is implemented in the United States, due to contracts existing at this facility. In addition two large multi-year contracts that have been delayed at our Inyx Pharma facility have now commenced and our HFA lines at that facility are now in full production.

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

We also believe that we can establish new sources of revenue by marketing our own proprietary pharmaceutical products or selected clients’ products through collaborative agreements, such as our recent agreement with King Pharmaceuticals. Based on pharmaceutical industry profit margins for these types of proprietary products, we expect that the King Pharmaceuticals collaboration and product development agreements, including the promotion and marketing of Intal® and Tilade®, and the successful commercialization and marketing of our own proprietary products that should offer similar profit margins will provide us with greater operating cash flow and improve our performance and overall profitability.

Until that time, we will continue to depend on our Westernbank credit facilities, contract manufacturing and product support customer revenues, and any required placements of equity and debt securities to assist us with our working capital requirements and to continue implementing our business development strategies, capital expenditure plans, and proprietary product development and commercialization initiatives.

Capital Resources

As of December 31, 2005, our total indebtedness outstanding (including current portion and amounts due to Seller of Ashton) was approximately $99.5 million, consisting of approximately $85.4 million under two credit facilities with Westernbank Business Credit, a division of Westernbank Puerto Rico (“Westernbank”) related to the two acquisitions made in 2005, and $14.0 million owed to UCB Pharma related to our acquisition of Celltech Manufacturing Services Limited. The sum owed to UCB Pharma is comprised of a non-interest bearing amount of $9.5 million relating to deferred purchase price, to be repaid in six monthly installments between April and August 2006; and the balance owing for additional net current assets acquired not considered when the purchase price was negotiated between the parties amounting to $4.5 million, payable on May 31, 2006, interest on which is accrued and payable at Barclay’s Bank base rate.

As of December 31, 2005, our annual long term debt service requirements are approximately $14.5 million (which includes approximately $5.3 million of interest.) Such debt is collateralized by all the existing and future assets of the Company and its subsidiaries. In the event we are unable to generate sufficient cash flow from our operations or use proceeds derived from our financing efforts including through issuance of debt or equity securities, we may face difficulties in servicing our substantial debt load.

On March 31, 2005, we entered into a non-dilutive, asset based revolving credit, term loan and security agreement (the “First Westernbank Credit Facility") originally totaling $46 million, then increased to $51 million on September 1, 2005, with Westernbank Business Credit, a division of Westernbank Puerto Rico, Puerto Rico's second largest bank and a wholly owned subsidiary of W Holding Company, Inc. The First Westernbank Credit Facility provides up to $15.0 million under a revolving line of credit (the "Revolver") secured by accounts receivables and inventory and up to $36.0 million under a series of four term loans (the "Term Loans") secured by the assets of Inyx, Inc. and its subsidiary Inyx USA. The Term Loans consist of up to $5.0 million under a 5 year Term Loan for purchases of new Property, Plant and Equipment, a $14.2 million, 5 year Term Loan on existing equipment, an $11.8 million, 15 year Term Loan on Real Property and a $5.0 million mezzanine Term Loan which are secured by all other assets of the Company.

The Revolver has a three year term and bears interest at the Westernbank prime rate plus 1.0%. The availability on the Revolver is based on a percentage of our eligible accounts receivable, unbilled finished good inventory and raw and in-process inventory. The first three Term Loans bear interest at the Westernbank prime rate plus 2.0% with monthly payments having commenced on July 1, 2005 through maturity. The mezzanine term loan bears interest at the rate of 15.0% with monthly principal payments having commenced on July 1, 2005 through maturity.

The availability under the First Westernbank Credit Facility allowed the Company to complete the acquisition of certain assets and business of Aventis Pharmaceuticals Puerto Rico Inc. from Aventis Pharmaceuticals, Inc., a member of the sanofi-aventis Group, to restructure debt by repaying the $12.4 million Credit Facility with the Laurus Funds and to provide funding for working capital requirements.

Pursuant to our acquisition of Aventis PR, our Company received a $3.5 million advance from Aventis Pharmaceuticals Puerto Rico Inc., a member of Sanofi-Aventis Group, evidenced by a Promissory Note which was entered into on March 31, 2005 (the "Promissory Note"), for strategic and business development activities to be carried out by our Company subsequent to the acquisition of Aventis PR. As part of the purchase price relating to the acquisition of business assets of Aventis PR the Company paid approximately $7.1 million relating to commercial contracts transferred to the Company. In November 2005, it was determined that certain services related to the will not be delivered, furthermore it was determined that an adjustment was required to the value assigned to the commercial contracts transferred to the Company on acquisition. The Company and Aventis PR arrived at the final purchase price adjustment and entered into a settlement agreement such as the amount that should have been received from the seller amounting to $2.3 million was off-set against the amount remaining due under the original advance of $3.5 million.

On August 31, 2005, our Company, through its wholly owned subsidiary Inyx Europe Ltd., obtained an additional non-dilutive asset based secured credit facility from Westernbank totaling $36.5 million (“the Second Westernbank Credit Facility”) to help fund its acquisition of Ashton. The Second Westernbank Credit Facility is comprised of a revolving loan of up to $11.7 million including a reserve of $500,000 plus a series of four term loans (Term Loan “A”, “B”, “C” and “D”) amounting in aggregate up to $24.8 million. The revolving working capital line of credit associated with the Second Westernbank Credit Facility is secured by Ashton’s eligible receivables and inventory. The term loans associated with this credit facility are secured by all of the assets of the Company and its subsidiaries, Inyx Europe and Ashton, and a guaranteed by those parties pursuant to Guarantor General Security Agreement. In addition, the Company has pledged the stock of Inyx Europe, and Inyx Europe has pledged the stock of Ashton to Westernbank, as part of the collateral for the Credit Facility, in each case pursuant to a Pledge and Security Agreement. The loans “A”, “B” and “C” bear interest at Westernbank prime rate plus 2% with principal payments having commenced December 1, 2005. Loan “D” bears interest at the rate of 15% per annum with principal payments based on an agreed upon formula having commenced January 1, 2006. All of the Term Notes mature on August 31, 2008, and are automatically renewed on a year-to-year basis unless terminated by the Company or Westernbank. Payment of the amounts due under the Term Notes accelerates upon the occurrence of an Event of Default. Subsequent to year end the limit available under this facility was increased by $5 million to $16.7 million.

On November 22, 2005, the Company obtained an additional amount of $5.0 million from Westernbank under the First Westernbank Credit Facility. This Secured over Formula Advance (“SOFA”) will be utilized to fund prepayment of inventory and is revolving in nature.

The Westernbank prime interest rate at December 31, 2005 was 7.0%.

During the year ended December 31, 2005, the Company received approximately $3.4 million in cash proceeds from the exercise of 3,395,939 warrants at prices ranging from $1.00 to $1.35 per share. In addition, subsequent to year end approximately 4.6 million warrants were exercised and resulted in proceeds of approximately $4.5 million. All such proceeds were used in operating activities and working capital.

We believe that the funding provided by these asset-based facilities provide us with the necessary capital to fund our core operations, including raw material and component purchases, research and development and business development activities, and capital expenditures and debt servicing requirements. On a short-term basis, these financings have provided us with sufficient capital to fund all of our present operations, including our immediate capital expenditure plans and the commercialization of our first two proprietary products, which we plan to commence marketing by the end of 2006. On a longer term basis, over the next three years, we will require additional funding of approximately $30 million to continue to implement our business development strategies, capital expenditure plans and the development and commercialization of our own proprietary pharmaceutical products. We intend to raise such funds through the issuance of debt or equity securities at the time we require such funding, although no such financing plans have been formalized at this time.

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

Furthermore, as we need additional funds to expand our sales and marketing activities and fully develop, manufacture, market and sell our potential products, we may have to delay our product development, commercialization and marketing programs if we are unable to continue to obtain the necessary capital to fund these operations. We expect to meet our short term liquidity requirements through net cash provided by operations and borrowings under the Debt Agreements with Westernbank. We believe that these sources of cash will be sufficient to meet the Company’s operating needs and planned capital expenditures for at least the next twelve months.

We cannot predict exactly if, or when, additional funds will be needed. We may obtain funds through a public or private financing, including equity financing, debt financing, a combination of debt and equity financing, and/or through collaborative arrangements. Additionally, we cannot predict whether any such financing will be available on acceptable terms. If our funding requirements are not met, we may have to delay, reduce in scope or to raise additional funds through additional borrowings or the issuance of additional debt or equity securities.

Contractual Obligations as of December 31, 2005

Contractual Obligations	Payments due by period
(amounts in thousands of U.S. dollars)	Total	2006	2007-2009	Thereafter
Long-term debt obligations - principal(1)	$55,422	$9,187	$46,235	$-
Long-term debt obligations - interest	10,567	5,338	5,229	-
Loan payable to seller of Ashton (2)	14,014	14,014	-	-
Operating Lease Obligations (3)	3,471	1,114	2,106	251
Subtotal	83,474	29,653	53,570	251
Commercial commitments(4)
Capital expenditures	1,046	1,046	-	-
Purchase obligations	1,549	1,369	180	-
Subtotal	2,595	2,415	180	-
Total	$86,069	$32,068	$53,750	$251

(1)
Long term debt as at December 31, 2005 was comprised of the First and Second Westernbank Credit Facilities. The First Westernbank Credit Facility includes debt under term loan A of approximately $2.2 million, debt under term loan B of approximately $12.8 million, debt under term loan C of approximately $11.4 million and debt under term loan D of approximately $4.5 million. The Second Westernbank Credit Facility includes debt under term loan A of approximately $3.0 million, debt under term loan B of approximately $9.6 million, debt under term loan C of approximately $3.0 million and debt under term loan D of approximately $8.9 million.

(2)
The amounts owed to the seller of Ashton, UCB Pharma, consist of $9.5 million deferred purchase price and approximately $4.5 million relating to additional net current assets acquired but not considered when the purchase price was negotiated.

(3)
We have commitments under various long-term operating lease agreements for our manufacturing, development and office facilities. In addition to the payment of rent, we are also responsible for operating costs, real estate taxes and insurance.

(4)
Commercial commitments include all current purchase obligations for inventories and capital expenditures for plant and equipment. We purchase valves and other components from outside sources. Except for deposits required pursuant to supply agreements, these obligations are not recorded on our consolidated statement of income until contract payment terms take effect.

Analysis of Cash Flows

At December 31, 2005, we had cash of approximately $1.0 million as compared to cash of approximately $336,000 at December 31, 2004, and $796,000 at December 31, 2003. The increase in our cash position was due mainly to renewed borrowings under our Westernbank facility which was partially offset by increased working capital requirements due mainly to losses incurred during 2005.

In addition, during the fourth quarter of 2005, our Company received cash proceeds of approximately $3.4 million from the exercise of stock purchase warrants by outside holders. Subsequent to year end, from January 1, 2006 through March 24, 2006, the Company received additional cash of approximately $4.5 million from the exercise of more stock purchase warrants by outside holders.

Cash Flows from Operating Activities for the Year Ended December 31, 2005

The net cash used in operating activities for the year ended December 31, 2005 was $17.9 million compared to approximately $9.0 million for the year ended December 31, 2004 and approximately $6.6 million for the period ended December 31, 2003.

For the year ended December 31, 2005, the net cash used in operating activities included a net loss of $31.0 million adjusted for non-cash charges totaling $13.2 million consisting primarily of $2.4 million of amortization of financing cost and debt discounts, $3.1 million due to the issuance of equity securities as compensation of services, $3.3 million of depreciation and amortization and an additional $552,000 provision for inventory obsolescence. Net cash used in changes in working capital of approximately $112,000 resulted primarily from an increase in accounts receivable of $12.3 million offset by an increase in accounts payable and accrued liabilities of $7.8 million and a decrease in inventory of $3.7 million.

Cash Flows from Investing Activities for the Year Ended December 31, 2005

The net cash used in investing activities for the year ended December 31, 2005 amounted to approximately $4.1 million compared to approximately $1.7 million for the year ended December 31, 2004, and approximately $400,000 for the period ended December 31, 2003.

For the year ended December 31, 2005, there were capital expenditures of approximately $2.2 million consisting of $2.1 million for construction in progress costs in preparation for a new customer to be serviced from our Manatí site and approximately $98,000 for office furniture and computer hardware.

Cash Flows from Financing Activities for the Period Ended December 31, 2005

For the year ended December 31, 2005, the net cash provided by financing activities approximated $25.6 million compared to approximately $10.5 million for the year ended December 31, 2004 and $7.6 for the period ended December 31, 2003.

The proceeds for the year ended December 31, 2005 included net proceeds from the issuance of debt of approximately $26.5 million, exercise of warrants amounting to approximately $3.4 million and the exercise of stock options approximating $11,000. The borrowings were offset by repayment of short-term and long-term debt repayments and financing fees totaling approximately $4.1 million for the year ended December 31, 2005

External Sources of Liquidity

Financing Activities

On March 31, 2005, we entered into a non-dilutive, asset based revolving credit, term loan and security agreement (the “First Westernbank Credit Facility") originally totaling $46 million, then increased to $51 million on September 1, 2005, with Westernbank Business Credit Division of Westernbank Puerto Rico, Puerto Rico's second largest bank and a wholly owned subsidiary of W Holding Company, Inc. The First Westernbank Credit Facility provides up to $15.0 million under a revolving line of credit (the "Revolver") secured by accounts receivables and inventory and up to $36.0 million under a series of four term loans (the "Term Loans") secured by the assets of Inyx, Inc. and its subsidiary Inyx USA. The Term Loans consist of up to $5.0 million under a 5 year Term Loan for purchases of new Property, Plant and Equipment, a $14.2 million, 5 year Term Loan on existing equipment, an $11.8 million, 15 year Term Loan on Real Property and a $5.0 million mezzanine Term Loan which are secured by all other assets of the Company.

The Revolver has a three year term and bears interest at the Westernbank prime rate plus 1.0%. The availability on the Revolver is based on a percentage of our accounts receivable, unbilled finished good inventory and raw and in-process inventory. The first three Term Loans bear interest at the Westernbank prime rate plus 2.0% with monthly payments having commenced on July 1, 2005 through maturity. The mezzanine term loan bears interest at the rate of 15.0% with monthly principal payments having commenced on July 1, 2005 through maturity.

The availability under the First Westernbank Credit Facility allowed the Company to complete the acquisition of certain assets and business of Aventis Pharmaceuticals Puerto Rico Inc. from Aventis Pharmaceuticals, Inc., a member of the Sanofi-Aventis Group, to restructure debt by repaying the $12.4 million Credit Facility with the Laurus Funds and to provide funding for working capital requirements. Pursuant to our acquisition of Aventis PR, our Company received a $3.5 million advance from Aventis Pharmaceuticals Puerto Rico Inc., a member of Sanofi-Aventis Group, evidenced by a Promissory Note which was entered into on March 31, 2005 (the "Promissory Note"), for strategic and business development activities to be carried out by our Company subsequent to the acquisition of Aventis PR.

As part of the purchase price relating to the acquisition of business assets of Aventis PR the Company paid approximately $7.1 million relating to commercial contracts transferred to the Company.

In November 2005, it was determined that certain services related to the will not be delivered, furthermore it was determined that an adjustment was required to the value assigned to the commercial contracts transferred to the Company on acquisition. The Company and Aventis PR arrived at the final purchase price adjustment and entered into a settlement agreement such as the amount that should have been received from the seller amounting to $2.3 million was off-set against the amount remaining due under the original advance of $3.5 million.

The availability under the First Westernbank Credit Facility allowed the Company to complete the acquisition of certain assets and business of Aventis Pharmaceuticals Puerto Rico Inc. from Aventis Pharmaceuticals, Inc., a member of the Sanofi-Aventis Group, to restructure debt by repaying the $12.4 million Credit Facility with the Laurus Funds and to provide funding for working capital requirements.

Pursuant to our acquisition of Aventis PR, our Company received a $3.5 million advance from Aventis Pharmaceuticals Puerto Rico Inc., a member of Sanofi-Aventis Group, evidenced by a Promissory Note which was entered into on March 31, 2005 (the "Promissory Note"), for strategic and business development activities to be carried out by our Company subsequent to the acquisition of Aventis PR. As part of the purchase price relating to the acquisition of business assets of Aventis PR the Company paid approximately $7.1 million relating to commercial contracts transferred to the Company. In November 2005, it was determined that certain services related to the will not be delivered, furthermore it was determined that an adjustment was required to the value assigned to the commercial contracts transferred to the Company on acquisition. The Company and Aventis PR arrived at the final purchase price adjustment and entered into a settlement agreement such as the amount that should have been received from the seller amounting to $2.3 million was off-set against the amount remaining due under the original advance of $3.5 million. The balance amounting to approximately $1.0 million plus interest charges was repaid to Aventis PR in cash.

On August 31, 2005, our Company, through its wholly owned subsidiary Inyx Europe Ltd., obtained an additional non-dilutive asset based secured credit facility from Westernbank totaling $36.5 million (“the Second Westernbank Credit Facility”) to help fund its acquisition of Ashton. The Second Westernbank Credit Facility is comprised of a revolving loan of up to $11.7 million including a reserve of $500,000 plus a series of four term loans (Term Loan “A”, “B”, “C” and “D”) amounting in aggregate up to $24.8 million. The revolving working capital line of credit associated with the Second Westernbank Credit Facility is secured by Ashton’s eligible receivables and inventory. The term loans associated with this credit facility are secured by all of the assets of the Company and its subsidiaries, Inyx Europe and Ashton, and a guaranteed by those parties pursuant to Guarantor General Security Agreement. In addition, the Company has pledged the stock of Inyx Europe, and Inyx Europe has pledged the stock of Ashton to Westernbank, as part of the collateral for the Credit Facility, in each case pursuant to a Pledge and Security Agreement. The loans “A”, “B” and “C” bear interest at Westernbank prime rate plus 2% with principal payments having commenced December 1, 2005. Loan “D” bears interest at the rate of 15% per annum with principal payments based on an agreed upon formula having commenced January 1, 2006. All of the Term Notes mature on August 31, 2008 and are automatically renewed on a year-to-year basis unless terminated by the Company or Westernbank. Payment of the amounts due under the Term Notes accelerates upon the occurrence of an event of default. Subsequent to year end, the limit available under this facility was increased by Westernbank from $5 million to $16.7 million.

On November 22, 2005, the Company also obtained an additional amount of $5.0 million from Westernbank under the First Westernbank Credit Facility. This Secured over Formula Advance (“SOFA”) will be utilized to fund prepayment of inventory and is revolving in nature.

The Westernbank prime interest rate at December 31, 2005 was 7.0%.

Certain Indebtedness and Other Matters

During the first quarter of 2005 the Company repaid all amounts due to Laurus funds. In connection with our such repayment, all of the liens and security interest in the assets of Inyx Pharma, Ltd held by Laurus Funds were unconditionally released and transferred to Westernbank Puerto Rico pursuant to the Release Agreement dated March 31, 2005.

As of December 31, 2005, we owed the previous owner of Ashton, UCB Pharma, approximately $9.5 million of the balance of the purchase price plus approximately $4.5 million as payment for additional net current assets acquired but not considered when the purchase price was negotiated.

The purchase price deferral is non-interest bearing and is payable by us to UCB Pharma in six equal monthly payments of approximately $1.6 million commencing April, 2006. We are also entitled, at any time prior to payment in full of the purchase price deferral amount, to set off against any of that deferral amount still due, any unpaid claim we may have against UCB Pharma under the share purchase agreement of Ashton. As security collateral for the purchase price deferral, and to be released upon full payment of that deferral, we granted UCB Pharma a secondary security position over our Company’s assets behind Westernbank’s current first security position. Westernbank and UCB Pharma have also agreed to an inter-creditor agreement to be terminated upon full payment of the purchase price deferral. The excess of the working capital amount due to UCB Pharma, amounting to approximately $4.5 million, will be payable to UCB Pharma commencing on May 31, 2006. Interest on this loan is accrued and payable at Barclay’s Bank base bank rate.

In addition to our credit facilities and UCB Pharma indebtedness noted above, our Company’s stockholders have periodically advanced and received repayment of funds loaned to the Company. We have utilized such stockholder loans to support operations, settle outstanding trade accounts payable, and for general working capital purposes. Such loans are usually advanced on a short-term basis.

For the year ended December 31, 2005, our interest and financing charges totaled approximately $10.1 million. This amount consisted of $1.4 million in amortization of debt discount, approximately $1.7 million for the beneficial conversion feature related to the convertible debt to Laurus Funds, approximately $872,000 for the amortization of deferred charges, approximately $238,000 in interest expense for the notes paid off to Laurus Funds, approximately $318,000 in interest payable under a convertible promissory note paid off to Stiefel, and approximately $189,000 in interest payments and associated issued warrant costs as a result of short-term loans obtained by our Company during 2005.

The balance of the interest and financing costs for the year ended December 31, 2005 relate to the non-dilutive asset based secured credit facilities obtained from Westernbank on March 31, 2005 and August 31, 2005 amounting in aggregate to approximately $4.2 million and $1.2 million of other interest related charges. For the year ended December 31, 2005, the weighted average interest rate on outstanding loans during the period amounted to approximately 9.8%.

In comparison, for the year ended December 31, 2004, the total amount of interest expensed on all of our Company’s borrowings amounted to approximately $1.5 million. For the year ended December 31, 2004, the weighted average interest rate paid on outstanding loans during the year amounted to approximately 7.2%.

Capital Expenditures

We continuously make capital improvements to our development and production facilities in order to improve operating efficiencies, increase automation, improve quality control and keep pace with regulatory requirements and market demand.

In 2005, we committed to spend approximately $1.3 million in capital expenditures at our U.K. sites. This included a substantial upgrade to our dry powder inhaler (DPI) and solid dose processing areas to facilitate an increase in potential capacities. Furthermore, additional capital was awarded to ensure the capabilities of our equipment and facilities were maintained to acceptable health, safety and regulatory levels. At our Puerto Rico site, we committed to approximately $365,000 to purchase the necessary equipment to automate the manufacturing process related to a Manufacturing and Supply Agreement we were awarded by NovaDel Pharma Inc. to produce its NitroMist nitroglycerin spray in a CFC-free oral metered dose dispenser for NovaDel and its designated marketing partners under a ten-year contract. Approximately $1.8 million was committed in providing substantial upgrades to our facilities and equipment, including additional packaging capabilities, critical utilities such as purified water, electrical systems and business protection equipment.

In 2006, moreover, we plan to spend a total of approximately $8.3 million in capital expenditures. Approximately $5.3 million will be spent in our two U.K. facilities, which will provide increased capabilities in our metered dose inhaler (MDI), dry powder inhaler, hydrocarbon topical aerosols, solid dose manufacturing and related packaging facilities, and expanding our sterile injectable capacity at Ashton. Approximately $2.2 million will be committed at our Puerto Rico plant, which includes upgrading of solid dose capabilities, the installation of new processing facilities for expanded MDI capabilities, and commencement of the installation of eye care manufacturing capabilities scheduled to be completed in 2007. The capital expenditure budgets at all three sites also include provisions to ensure that each site maintains acceptable health, safety and regulatory standards. Approximately $750,000 has also been budgeted corporate-wide, mostly related to the integration of all our operations and the expansion of our information technology systems.

In 2007 and 2008, we will require additional capital expenditures totaling approximately $12 million to further enhance our development, manufacturing and quality control systems not only related to contract business but also to increasing the commercialization of our company’s own proprietary products.

On a short-term basis, the capital expenditure and business acquisition and working capital credit facilities from Westernbank have provided us with sufficient capital to fund our immediate capital expenditure plans. Longer term, we expect that increasing cash flow will fund more of our capital expenditure requirements, although supplemental financing may also be needed. We cannot predict exactly if, or when, additional funds will be needed. We may obtain funds through a public or private financing, including equity financing, debt financing, a combination of debt and equity financing, and/or through collaborative arrangements. Additionally, we cannot predict whether any such financing will be available on acceptable terms. If our funding requirements are not met, we may have to delay, reduce in scope or to raise additional funds through additional borrowings or the issuance of additional debt or equity securities.

Future Commitments

As of December 31, 2005, we have commitments under various long-term lease agreements for premises including those for our office and development and production facilities. These property leases range from one to fifteen years depending on the specific property. We also have a number of operating and capital leases for office equipment, fork lifts and staff automobiles in North America and the United Kingdom.

As of December 31, 2005, we had operating lease contractual obligations totaling approximately $3.5 million due to various vendors over the next ten years.

As of December 31, 2005, our Company has billed approximately $7.2 million for services to be provided. The revenues are recognized into income as services are performed.

With regard to our vendor and suppliers, due to the purchase of Inyx Pharma’s assets out of a United Kingdom bankruptcy protection process, we continue to be on pre-payments and cash on delivery (COD) payment terms with a number of our suppliers in Europe. These include all of our key component suppliers, including Cebal, which provides us with cans; Perfect Valois, which provides valves for aerosol pharmaceutical products; Lablabo, which provides actuators for steroidal foam products; Bespak, which provides valves for pharmaceutical respiratory inhaler devices; Precision Valve, which provides aerosol valves; and Nussbaum & Guhl, which also provides cans. As a number of these vendors also supply Aventis PR, our Inyx USA subsidiary is also on such pre-payment or COD payment terms with Perfect Valois and Bespak.

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

Subsequent Events

Subsequent to year end, on January 4, 2006, our wholly owned subsidiary Exaeris Inc. commenced formal operations. Exaeris oversees sales and marketing activities independent of Inyx’s client manufacturing operations. Pursuant to the Company’s September 8, 2005 agreement with King Pharmaceuticals, Exaeris is directing the re-launch of King’s asthma medication Intal®  (cromolyn sodium) in specialty markets, including allergists, pulmonologists, and pediatricians, and will co-market Tilade®(nedocromil sodium), another of King’s respiratory products.

Subsequent to year end, between January 1, 2006 and March 24, 2006, the Company issued 4,574,517 shares of its restricted common stock upon the exercise of 4,574,517 warrants at prices per share ranging from $0.81 to $2.10, for total cash proceeds of approximately $4.5 million. All such proceeds were used in operating activities and working capital. In addition, pursuant to certain cashless exercise of warrants approximately 587,957 shares of common stock were returned into treasury.

Subsequent to year end, the limit available under the revolving working capital line of the Second Westernbank Credit Facility was increased by $5 million to $16.7 million to accommodate the increased business activity.

Subsequent to year end the Company entered into an agreement with Laurus Funds to amend certain terms of payment of the exercise price and to change the exercise price on one of the existing warrant agreements.

Subsequent to year end the Company granted 170,000 options to purchase 170,000 shares of the Company’s common stock. The fair value of these options approximating $226,000 was calculated using the Black-Scholes option pricing model with the following assumptions: a risk free interest rate of 4.2%, an expected life of four years, a volatility factor of 56.8% and a dividend yield of 0%.

Expectations

In 2006, we will be focusing on the integration of our acquisitions of Aventis PR and Ashton. We will also continue to explore other pharmaceutical business acquisitions or the acquisition of pharmaceutical products, intellectual properties or drug delivery devices, although no such potential definitive agreements have been finalized to date. In the event that we make a significant future acquisition or change our capital structure, we may be required to raise funds through additional borrowings or the issuance of additional debt or equity securities.

During 2006, we also expect that Exaeris will continue to seek to capitalize on opportunities to acquire products of other pharmaceutical companies which are no longer core assets. Exaeris’ focus is on the sales and marketing of niche or enhanced pharmaceutical products in the respiratory, allergy, dermatological, topical and cardiovascular treatment market sectors. We believe that Exaeris provides the commercial and marketing resources to complement Inyx’s development and manufacturing operations, making our Company a vertically integrated, specialty pharmaceutical company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Exchange Rate Risk

Our functional currency is the U.S. Dollar. The financial statements of our Company’s operating subsidiaries with a functional currency other than U.S. dollars are translated into U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated at period-end exchange rates, while revenues and expenses are translated at the period’s average exchange rates. Adjustments resulting from these translations are accumulated and reported as a component of accumulated other comprehensive loss in stockholders’ equity.

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

Interest Rate Risk

The principal value of variable rate long-term debt as of December 31, 2005, including current maturities approximated $72.1 million. A hypothetical increase of one percentage point in the prime interest rate applicable to our long-term debt at December 31, 2005 would be approximately $720,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are included as a separate section of this report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

“Internal Control over Financial Reporting” is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, an issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by an issuer’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of an issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer’s assets that could have a material adverse effect on the financial statements.

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

Changes in Internal Control over Financial Reporting

The Company is in the process of establishing a proper accounting and reporting department to meet the needs of putting in place the required internal controls for the reporting and processing of financial information from its respective subsidiaries. During the fiscal quarter ended December 31, 2005, the Company’s Internal Controls over Financial Reporting were affected by the amount of management time devoted to the integration of the Company’s two material acquisitions concluded during 2005, the addition and integration of several new financial management personnel, and the resignation of its chief financial officer who took a position with another company.

We are continually striving to improve our management and operational efficiency, and we expect that our efforts in this regard will enhance and strengthen our Internal Control over Financial Reporting. For example, we have recently added to our accounting staff with the aim of upgrading and reinforcing the technical resources available to our staff. We are also continuing our efforts to upgrade our information technology capabilities and are implementing a uniform consolidated accounting system at all of our business units. We will also hire an outside firm, not affiliated with our independent auditors, to complete an objective review of our Internal Control over Financial Reporting and provide recommendations for continued improvement of financial processes and controls, in preparation for Sarbanes-Oxley compliance testing.

Evaluation of Disclosure Controls and Procedures

Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures were affected by the amount of management time devoted to the integration of the Company’s two material acquisitions concluded during 2005, the addition and integration of several new financial management personnel, and a change of financial personnel including the resignation of its chief financial officer who took a position with another company.

Based on the evaluation described above and the actions taken by management including the recruiting and hiring of additional qualified financial persona, including a qualified Chief Financial Officer; the expansion of our accounting and reporting departments, and implementation of additional financial reporting and accounting systems, our Chief Executive Officer and acting Chief Financial Officer have concluded, that as of March 28, 2005, that our disclosure controls and procedures are effective at reaching that level of reasonable assurance.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Name	Age	Position with Company	Start Date with Company
Jack Kachkar	43	Chairman, Chief Executive Officer, and Director	April 1, 2003
Steven Handley	43	President and Director	May 1, 2003
Colin Hunter	49	Executive Vice President, Chief Scientific Officer and Director	May 1, 2003
Douglas Brown	53	Director and Compensation Committee Chair	July 17, 2003
Joseph Rotmil	55	Director and Audit Committee Chair	May 5, 2004
Jay M. Green	57	Executive Vice President and Director of Corporate Development	December 1, 2003
Rima Goldshmidt	43	Vice President-Finance and Treasurer, Corporate Secretary and Acting Chief Financial Officer (Chief Accounting Officer)	April 1, 2003
Stephen Beckman	39	Vice President, Sales & Marketing and Commercial Development	September 1, 2005

Jack Kachkar— Chairman, Chief Executive Officer and Director. Dr. Kachkar is a medical doctor with experience as an executive within the pharmaceutical industry. Dr. Kachkar has founded and assisted in the acquisition of a number of pharmaceutical companies focused on niche product development and manufacturing capabilities. He has also provided consulting and advisory services within the pharmaceutical industry and was a founder in 1995 of a medical publishing company. In addition to his role as Chairman of the Board and Chief Executive Officer of Inyx, Dr. Kachkar is also currently the Chairman and Chief Executive of Karver International, Inc., a publicly-held health care services company. From 1996 until December 2002, Dr. Kachkar was President and CEO of Miza Pharmaceuticals, Inc. (“Miza”), a Canadian corporation in Toronto, Ontario. Miza is now inactive. While in operation, Miza had three operating subsidiaries, Miza Pharmaceuticals (UK), Ltd. (“Miza UK”), Miza Ireland Limited (“Miza Ireland”) and Miza Pharmaceuticals USA, Inc. (“Miza USA”). Dr. Kachkar was involved in the management of all four companies, although he resigned as an officer of Miza in December 2002 and as a director in May 2003, prior to that company becoming inactive; he resigned as a director of Miza UK in August 2002 and was never an officer; he resigned as a director of Miza Ireland in October 2002 and was never an officer; and he resigned as an officer of Miza USA in March 2003 and as a director in April 2003. Miza UK was placed in Administration in September, 2002 and sold its assets out of Administration in March 2003 to Inyx Pharma; Miza Ireland’s assets were sold by a court-appointed liquidator during 2003; Miza USA was placed into Chapter 11 bankruptcy proceedings by its new owners in May 2003 under the name Carr Pharmaceuticals, Inc., and was then subsequently liquidated by its secured lenders. Dr. Kachkar earned his medical degree summa cum laude in 1995 from the English Language Medical Program at Semmelweis Medical University in Budapest, Hungary.

Steven Handley — President and Director. Mr. Handley has over 20 years experience within the pharmaceutical industry. During this period, Mr. Handley has held several senior management positions in manufacturing and technical operations. He has extensive experience in the development and manufacture of sterile pharmaceuticals and aerosols technology. Mr. Handley has worked for Evans Medical, Medeva PLC, and, during the past five years for CCL Pharmaceuticals and its successor Miza UK, where he was responsible for all manufacturing and technical operations as Senior Vice President. Mr. Handley holds a qualified pharmaceutical technician degree and is a member of several professional bodies. He also holds a diploma in management and is experienced in vaccine manufacturing and lyophilization technology.

Colin Hunter— Executive Vice President, Chief Scientific Officer and Director. Mr. Hunter has over 25 years experience within the pharmaceutical industry where he has held senior positions within quality and manufacturing operations, gaining extensive experience of regulatory authorities’ requirements for pharmaceutical products, including both FDA and EU regulatory agencies. During his career, he has worked for Glaxo Pharmaceuticals, Evans Medical Ltd. and Medeva PLC. From January 1990 until June 2000, he was European Quality Director for Medeva Pharma Ltd., a subsidiary of Medeva + Celltech PLC. From July 2000 until April 2001, he was Quality Director for CCL Industries, Inc. From May 2001 until February 2003, he was Senior Vice President of Miza Pharmaceuticals UK, Ltd. From March 2003 until April 2003, he was a director of Inyx Pharma Limited, and he became Executive Vice President of the Company in May 2003. Mr. Hunter holds a Bachelor of Science Degree with Honors in Bacteriology and Virology. He is a Chartered Biologist, Member of the Institute of Biology, a Fellow of The Institute of Quality Assurance and is a member of other professional societies.

Douglas Brown— Director and Compensation Committee Chair and Audit Committee Member. Mr. Brown is an independent director of the Company. He has been active in a number of financial and investment companies. He has served as a director of the L/M Asia Arbitrage Fund since June 1988 and of the Eastern Capital Fund since June 1988. Previously, Mr. Brown was Vice-President of Citibank in London, United Kingdom, and Geneva, Switzerland where he managed over one billion dollars in assets. Mr. Brown graduated LLB from Edinburgh University, United Kingdom.

Joseph Rotmil— Director and Audit Committee Chair and Compensation Committee Member. Currently, he is President and CEO of Weston Capital Quest Corporation, a private consulting firm, prior to that, since 1993, Mr. Rotmil had been President and CEO of Mixson Corporation, a manufacturer of public safety equipment.  Prior to 1993 his experience includes serving as President and CEO of Cobotyx Corporation, a privately owned telecommunications equipment manufacturer, and earlier as Vice President, Finance and Chief Financial Officer of that company.  Mr. Rotmil has also served as a Controller at Executone Information Systems, a telecommunications equipment manufacturer, and as a Director of Corporate Accounting for Tetley, Inc., a large consumer products company.  He also served as a Controller for the Accessories Group of General Mills, and as a Senior Financial Analyst at IBM.  Mr. Rotmil began his career in 1972 as an auditor with Coopers & Lybrand (now part of Price Waterhouse Coopers).

Jay M. Green— Executive Vice President and Director of Corporate Development. Mr. Green joined Inyx in December 2003. From January until November 2003, Mr. Green was a managing director of Duncan Capital, LLC, a merchant banking/investment banking firm that served as our investment banking firm. From June 2001 until 2002 year-end, Mr. Green was a Managing Director of BlueFire Partners, a Minneapolis-based capital markets advisory firm. From January 2001 until May 2001, Mr. Green served as an independent financial consultant advising both private and public companies. From June 2000 until December 2000, he was a Vice President with Unapix Entertainment, Inc., which was a public company on the American Stock Exchange (ASE: UPX) that filed for bankruptcy and its assets were subsequently liquidated. From March 1999 to May 2000, Mr. Green was an independent consultant advising private and public companies. From September 1998 until February 1999, he served as a Vice President with Paxar Corp. (NYSE: PXR). From January 1991 until May 1998, Mr. Green was a Vice President with Seitel, Inc. (which was on the ASE and then the NYSE during his tenure).

Rima Goldshmidt— Vice President-Finance, Treasurer and Corporate Secretary. Ms. Goldshmidt has been employed with Inyx Canada Inc. and Inyx, Inc. since April 2003. Ms. Goldshmidt worked in the pharmaceutical industry for Miza Pharmaceuticals, Inc. between November 2001 and September 2002 as Director of Finance. From September 2002 to April 2003, she was a self-employed financial consultant to pharmaceutical companies. Prior to November 2001 Ms. Goldshmidt served as an audit manager at KPMG where she focused on serving clients in the life sciences industry. Ms. Goldshmidt is a Chartered Accountant with a Bsc. degree in Microbiology and Biochemistry from the University of Toronto. Ms. Goldshmidt is a member of The Institute of Chartered Accountants of Ontario and the Canadian Institute of Chartered Accountants.

Stephen Beckman— Vice President, Sales & Marketing and Commercial Development. Mr. Beckman joined Inyx in September 2005. Prior to joining Inyx, Mr. Beckman served as a consultant to the pharmaceutical industry. Earlier, he served as Corporate Vice President of Global Franchise Management and Vice President of Corporate Marketing, Respiratory for Altana Pharma AG. He was also Worldwide Director - Pulmonary Marketing for SmithKline Beecham Pharmaceuticals. Mr. Beckman has held executive marketing positions also with Astra Merck Corporation and Fisons Pharmaceutical Corporation, and he began his career with Marion Merrell Dow Pharmaceuticals. Mr. Beckman holds a B.S. in Marketing from Syracuse University and graduate studies in pharmaceutical marketing from UCLA and advanced studies at the Wharton School of Business.

Other Key Employees

Name	Position	Company

Marc Couturier	Senior Vice President, Global Business Development	Inyx, Inc.

Ulrich Bartke	Vice President, Global Sales and Marketing	Inyx, Inc.

Dolores Fernandez	Vice President, Global Supply Chain	Inyx, Inc.

Nancy Hernandez	Vice President, Regulatory Compliance and Quality Operations	Inyx, Inc.

Jimmy Meade	Vice President, Group Engineering Projects	Inyx, Inc.

Jose Betancourt	Vice President, General Manager	Inyx, Inc.

Josette Wys	Vice President, Business Development	Inyx, Inc.

Serge Agueev	Information Systems Manager	Inyx, Inc.

Tony Garcia	Vice President, General Manager	Inyx USA, Inc.

Norma Rosa	Head of Finance	Inyx USA, Inc.

Joseph Rose	Vice President, Finance	Inyx Europe Ltd. & Inyx Pharma

Patricia Gillmore	Head of Human Resources	Inyx Europe Ltd. & Inyx Pharma

Ged Dittman	Vice President, Operations	Inyx Pharma Ltd.

Phil Jenkinson	Vice President, Quality	Inyx Pharma Ltd.

Anastasia Loftus	Regulatory Affairs Manager	Inyx Pharma Ltd.

Malcolm Fox	Engineering Manager	Inyx Pharma Ltd.

Carole Richardson	Corporate Administration Manager	Inyx Pharma Ltd.

Tony Weeks	Head of Operations	Ashton Pharmaceuticals, Ltd.

Eddie Prady	Head of Quality	Ashton Pharmaceuticals, Ltd.

Officers are appointed by and serve at the will of the Board of Directors. There are no family relationships between or among any of the directors or executive officers of the Company.

Director Compensation

Directors received annual compensation of $30,000 for serving on the Board and all committees. Effective January 1, 2006, such annual compensation was increased to $40,000. The chair of the Compensation Committee receives an additional $10,000 per year, and the chair of the Audit Committee receives an additional $10,000 per year. Existing non-management directors have also received certain stock options. See “Principal Stockholders and Security Ownership of Management.”

Governance

The Board of Directors has adopted the following committees to assist in the Company’s governance:

Audit Committee - Joseph A. Rotmil and Douglas Brown comprise the Audit Committee, and Mr. Rotmil is the Chairman and Audit Committee Financial Expert. The Audit Committee functions under a Charter empowering it to, among other things, appoint the independent auditors, approve the auditor’s fees, evaluate performance of the auditor, review financial statements and management’s discussion and analysis thereof, review all SEC reports and press releases of a financial nature, oversee internal audit processes, oversee new audit reviews performed by the auditors, and receive management and other reports from the auditor.

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

As we are not listed on a national stock exchange we are not subject to many of the corporate governance requirements mandated by The Sarbanes-Oxley Act of 2002 (“SOX”). However, we have structured our governance to comply substantially with all requirements of the major stock exchanges as required by SOX. We intend to pursue a listing of our common stock on a major stock exchange and will comply with the rules of any exchange on which a listing is sought.

Beginning with 2005, we are no longer a Small Business Issuer as defined by the rules of the SEC, and we will review our corporate governance for compliance with the heightened governance rules applicable to us.

Code of Ethics

Pursuant to Section 406 of the Sarbanes-Oxley Act, the Company has adopted a Code of Ethics for Senior Financial Officers. This code is filed as an exhibit to this Annual Report on Form 10-K and is also available free of charge at our website at www.inyxgroup.com.

Compliance with Section 16(a)

The Company does not file reports pursuant to Section 12 of the Securities Exchange Act of 1934, and its officers, directors, and 10% shareholders are not required to file reports under Section 16(a) of the Securities Act.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

For the fiscal years ended December 31, 2005, 2004 and 2003, the following officers of the Company received the following cash compensation for services rendered to the Company. See “Management - Employment Agreements” for a description of compensation arrangements entered into by the Company with certain of its executive officers.

Summary Compensation Table

	Annual Compensation				Long-term Compensation
					Awards		Payouts
Name/ Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/ SAR	LTIP Payouts	All Other Compensation
Jack Kachkar (1) Chief Executive Officer	2005 2004 2003	$345,000 $345,000 $245,000	-- -- --	-- - $100,000(2)				$100,000 $75,000 $65,000

Steven Handley President	2005 2004 2003	$183,000 $183,000 $163,300	-- $12,250	$17,568(3) $27,885(3) --				-- $57,329 $16,120

Colin Hunter Executive Vice- President, CSO	2005 2004 2003	$173,850 $172,300 $155,135	-- -- $11,635	$17,568(3) $29,501(3) --				-- $61,568 $16,120

Jay Green Executive Vice-President, Corp. Dev.	2005 2004 2003	$200,000 $150,000 --	$55,000 --	-- $5,000(4) --				$20,000 $10,000 --

Rima Goldshmidt Vice President, Finance & Acting Chief Financial Officer	2005 2004 2003	$125,000 $100,000 $92,000	$45,000 -- $5,000	-- -- --				$10,000(3) $15,000 --

John Hamerski Former Vice President & Chief Financial Officer	2005 2004 2003	$200,000 -- --	-- -- --	$66,000(6) -- --				-- -- --

(1)
During 2003, 2004 and 2005, Dr. Kachkar also provided his services to Inyx and its subsidiaries through “JK Services”, a partnership of corporations owned by him and members of his immediate family. Compensation for such services is not included in the table above. See “Related Party Transactions.”

(2)	Represents a discretionary expense allowance. Effective January 1, 2004, such amount was combined with the salary amount.

(3)	Represents vehicle, travel and professional fee allowances.

(4)	Represents a one-time discretionary expense allowance.

(5)	Includes consulting fees and reimbursement of expenses.

(6)	Includes vehicle and apartment costs.

Option/SAR Grants in Last Fiscal Year

	Individual Grants
Name	Number of Securities Underlying Options/ SARs Granted	Percentage of Total Options/ SARs Granted to Employees in 2005	Exercise of Base Price	Expiration Date	Grant Date Present Value
Jack Kachkar	2,000,000	36.7	$1.37	9/14/2015	$1,540,000
Jack Kachkar	250,000	4.6	1.75	11/28/2015	260,000
Jay Green	1,000,000	18.3	1.37	9/14/2015	770,000
John Hamerski(1)	300,000	5.5	1.01	3/31/2015	177,000
Rima Goldshmidt	285,000	4.7	1.37	9,14,2015	219,450

(1)	Such options expired March 30, 2006.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/ SARs at December 31, 2005 Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/ SARs at December 31, 2005 Exercisable/ Unexercisable
Jack Kachkar	-	-	3,000,000	3,000,000
Steven Handley	-	-	-	-
Colin Hunter	-	-	400,000	400,000
Jay Green	-	-	1,500,000	1,500,000
John Hamerski(1)	-	-	300,000	300,000
Rima Goldshmidt	-	-	285,000	285,000

(1)	Such options expired March 30, 2006.

Long-Term Incentive Plans - Awards in 2005

Estimated Future Payments under Non-Stock Price-Based Plans
Name	Number of Shares, Under or Other Rights	Performance or Other period Until Maturation or Payout	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)

Jack Kachkar	None	--	--	--	--
Steven Handley	None	--	--	--	--
Colin Hunter	None	--	--	--	--
Jay Green	None	--	--	--	--
Rima Goldshmidt	None	--	--	--	--
John Hamerski	None	--	--	--	--

Employment Agreements
The Company has signed Employment Agreements with its top five paid incumbent executive officers. Such agreements have the following principal terms:

	Start Date	Term (Years)	Base Salary	Stock Options(2)	Vacation (weeks)	Severance amount
Jack Kachkar (1)	January 1, 2004	5	$ 345,000	750,000	4	24 month base
Steven Handley	May 1, 2003	5	£ 100,000	750,000	5	12 months base
Colin Hunter	May 1, 2003	5	£ 95,000	100,000	5	12 months base
Rima Goldshmidt	April 1, 2003	4	$ 145,000(4)	100,000	4	6 months base
Jay Green(3)	December 1, 2003	5	$ 200,000	500,000	4	24 month base
Stephen Beckman	September 1, 2005	3	$ 175,000	300,000	4	12 month base

(1)
Dr. Kachkar’s contract was with Inyx through May 15, 2003, when it was amended to direct all payments to JK Services, a personally owed investment company, for purposes of Canadian tax planning. Beginning January 1, 2004, the employment agreement was resumed with Dr. Kachkar and the terms amended to provide for a $345,000 salary without any discretionary expense allowance.

(2)	Actual grants during 2003, 2004 and 2005 were: Kachkar - 3,000,000; Handley - nil; Hunter - 400,000; Green - 1,500,000; Goldshmidt - 500,000.

(3)	Mr. Green’s contract was amended on January 1, 2005 to increase his annual salary to $200,000 from $150,000.

(4)	Ms. Goldshmidt’s contract was amended on September 1, 2005 to increase annual salary to $145,000.

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

Equity Incentive Plans

The Company has two equity incentive plans: the Stock Option Plan adopted in 2003 (the “2003 Option Plan”) and the Equity Incentive Plan adopted in 2005 (the “2005 Equity Plan”). The 2003 Option Plan provides for the grant to eligible employees and directors of options for the purchase of common stock. The 2003 Option Plan covers, in the aggregate, a maximum of 5,000,000 shares of common stock and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the 2003 Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option.

The 2005 Equity Plan provides for the grant to eligible employees and directors of stock-based awards including options, restricted stock, unrestricted stock and other stock-based awards. The 2005 Equity Plan covers, in the aggregate, a maximum of 6,000,000 shares of common stock and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422).

The Board of Directors administers and interprets the equity incentive plans and is authorized to grant awards thereunder to all eligible employees of the Company, including officers. The Board of Directors designates the participants, the number of shares subject to the awards and the terms and conditions of each award. Each option granted under the 2005 Equity Plan must be exercised, if at all, during a period established in the grant which may not exceed 10 years from the later of the date of grant or the date first exercisable. A participant may not transfer or assign any option granted, and may not exercise any options after a specified period subsequent to the termination of the participant’s employment with the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth the beneficial ownership of our voting securities by the named executive officers, our directors and owners of more than 5.0% of our common stock, and all of our executive officers and directors as a group:

	Common Stock
Name and Address of Beneficial Owner	Number of Shares		Percentage
Viktoria Benkovitch, Chairman’s spouse Unit #1210, 445 Grand Bay Drive Key Biscayne, Florida 33149	3,000,000	(1)	6.8%

Jack Kachkar, Chairman & CEO Unit #1210, 445 Grand Bay Drive Key Biscayne, Florida 33149	3,140,000	(2)	6.8%

Steven Handley, President 37 Parkland Drive Elton, Chester Cheshire, England CH2 4PG	2,000,000	(3)	4.6%

Rima Goldshmidt, Vice President, Finance & Acting Chief Financial Officer 103 Overbrook Place Toronto, Ontario M3H 4P5	500,000	(4)	1.1%

	Common Stock
Name and Address of Beneficial Owner	Number of Shares		Percentage
Colin Hunter, Executive Vice President & Chief Scientific Officer 11 Humberclose Widnes, Cheshire, England WA8 3YY	1,000,000	(5)	2.3%

Larry Stockhamer 76 Sanibel Crescent Thornhill, Ontario L4J 8K7	9,100,000	(6)	20.3%

Seward Trading voting and dispositive power is held by Alex Benkovitch Des Bergues 11, CP, Geneva 11 Switzerland, CH-1211	2,300,000	(7)	5.3%

Douglas Brown Sturdy’s Cottage Taston, Oxon, United Kingdom OX7 3JL	1,200,000	(8)	2.7%

Joseph A. Rotmil 2453 Provence Circle Weston, FL 33327	400,000	(9)	0.9%

Jay M. Green 104 West Shore Drive Putnam Valley, New York 10579	1,850,000	(10)	4.1%

Stephen Beckman 662 Collingwood Terrace Glenmore, PA 19343	300,000	(11)	0.7%

All officers and directors (8 persons)	10,390,000	(12)	20.4%

(1)
Consists of 2,250,000 shares owned of record and beneficially and warrants to purchase 750,000 shares. Ms. Benkovitch is the spouse of Dr. Jack Kachkar. Dr. Kachkar disclaims any beneficial ownership of her shares.

(2)
Consists of 40,000 shares owned of record and beneficially, options to purchase 3,000,000 shares, and warrants to purchase 100,000 shares. Dr. Kachkar previously held 100,000 shares but in January 2004 transferred 60,000 shares to Bennett Jones, a Canadian law firm, which provides his family with legal advice and services. Although Dr. Kachkar is presently one of the beneficiaries of the JEM Family Trust and First Jemini Trust, such trusts are discretionary family trusts for the benefit of Kachkar family members in which the Trustee has absolute discretion to determine to pay any or part of the income or capital of the Trusts to the beneficiaries, and to exclude any beneficiary from any distribution - also see notes (8 and 9) below. Dr. Kachkar possesses no right to vote or dispose of or otherwise control any shares held by the trusts, and therefore has no direct beneficial ownership of shares owned by Larry Stockhamer as sole Trustee of both the JEM Family Trust and First Jemini Trust.

(3)	Shares owned of record and beneficially.

(4)	Options to purchase 500,000 shares.

(5)
Consists of 600,000 shares owned of record and beneficially and options to purchase 400,000 shares. Of these options, options to purchase 150,000 shares have vested. Options to purchase the remaining 250,000 shares are vesting over three years commencing June 2003.

(6)
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

(7)	Shares owned of record and beneficially.

(8)	Consists of 100,000 shares owned of record and beneficially, warrants to purchase 250,000 shares, and options to purchase 850,000 shares.

(9)	Options to purchase 400,000 shares.

(10)	Options to purchase 1,500,000 shares and warrants to purchase 350,000 shares.

(11)	Options to purchase 300,000, vesting over two years.

(12)	Includes 2,740,000 shares, options to purchase 6,950,000 shares, and warrants to purchase 700,000 shares.

The Company is not aware of any arrangement which might result in a change in control in the future.

Equity Compensation Plan Information

Certain information regarding the Company’s equity compensation plans at December 31, 2005 are set forth in the table below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	5,000,000	$1.10	84,500
Equity compensation plans not approved by security holders	6,000,000	$1.37	1,400,000
Total at December 31, 2005	11,000,000	$1.25	1,484,500

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

Mr. Jay M. Green and Dr. Kachkar’s spouse, Viktoria Benkovitch, are co-owners of Karver Capital Holding, Ltd., (“Karver Capital”), a private investment holding company incorporated in the British Virgin Islands. Karver Capital is not a stockholder of Inyx but is a stockholder of Karver International, Inc. (f/k/a Medeorex, Inc.) (“Karver International”), a New York corporation and a publicly-held health services holding company. Dr. Jack Kachkar, the Company’s Chairman and CEO, and Mr. Jay M. Green, the Company’s Executive Vice President, Corporate Development, are also stockholders, officers and directors of Karver International.

Karver International subleases office space from the Company at its headquarters in New York City. This consists of approximately 25% of the Company’s total office space on the 40th Floor, 825 Third Avenue, New York, 10022. For the year ending December 31, 2005, the Company charged Karver International approximately $36,000 for the sublease of furnished office space and approximately $15,000 for management services in accordance with a management services agreement. Under that management services agreement, certain Inyx employees located at the Company’s office in Toronto, Canada provide information technology and book-keeping services to Karver International. Under that management services agreement, certain Inyx employees located at the Company’s office in Toronto, Canada provide information technology and book-keeping services to Karver International; such services consist of approximately ten hours of allocated work-time per week.

As of December 31, 2005, the Company prepaid approximately $1.1 million in fees and costs to acquire all of the intellectual property of Carr Pharmaceuticals, Inc. (f/k/a Miza Pharmaceuticals USA, Inc.), an eye care product manufacturing and marketing company that was originally placed into Chapter 11 bankruptcy protection by its owners in May 2003, and was then subsequently liquidated by its secured lenders under a bankruptcy plan during 2005. The intellectual property consists of all of the manufacturing protocols, standard operating procedures, know-how, testing, stability and technical data, and FDA product registrations for seven prescription eye care formulations and five over-the-counter eye care and contact lens solutions which accounted for approximately $6.0 million in annual revenues during Carr’s last fiscal year of operations. Carr Pharmaceuticals and all of its related intellectual property were previously majority-owned by Medira Investments LLC (“Medira”), a privately-held investment company wholly-owned by Dr. Kachkar’s spouse, Viktoria Benkovitch. Under the bankruptcy plan agreed to with its secured lenders, Carr Pharmaceuticals allowed its secured lenders to sell its intellectual property to Medira. Inyx provided Medira the funding required to acquire Carr’s intellectual property from its secured lenders in exchange for the intellectual property that Medira was eligible to acquire. Medira and its ownership did not directly or indirectly receive any fees or compensation for such exchange. The Company has subsequently transferred all of the acquired eye care intellectual property to its manufacturing facility in Puerto Rico in February 2006, and intends to commence manufacturing and marketing the acquired eye care products in 2007.

Inyx Canada, a Company subsidiary provides management and business development services to Inyx and its other subsidiaries. From time to time, under sales commission and management services agreements with Inyx Canada, JK Services, a partnership of companies owned by Dr. Kachkar and his immediate family members, provides Dr. Kachkar’s services to the Company under such agreements. For the year ended December 31, 2005, total payments to JK Services amounted to $642,724 and consisted of sales commissions for new commercial contracts initiated and completed by Dr. Kachkar and that were successfully signed by the Company in 2005. For the year ended December 31, 2005, such amounts are included in the Company’s selling expenses in the

From time to time, Dr. Kachkar and his family make stockholder loans to the Company. The Company utilizes the net proceeds from such loans for working capital purposes and such loans are included in the Company’s liabilities as they are made. As of December 31, 2005, the Company had repaid all such stockholder loans.

In July 2004, Dr. Jack Kachkar and his spouse, and Mr. Douglas Brown, an outside Director, each provided the Company with stockholder loans amounting to $300,000. Mr. Jay Green, the Company’s Executive Vice President of Corporate Development, also provided the Company a stockholder loan in the amount of $100,000. The net proceeds from these loans were utilized for working capital purposes. All of these stockholder loans were originally due by December 31, 2004 and bear interest at seven percent annually. As additional consideration for these loans, the Company granted these individuals five-year warrants, to purchase an aggregate of 700,000 shares of its common stock at an exercise price of $0.80 per share. Such warrants were issued with a fair value of $178,000 related to the issuance of a promissory note to each respective lender. This amount was charged to interest and financing costs in the consolidated statement of operations. Then in November 2004, Dr. Kachkar and his spouse, Mr. Brown and Mr. Green each agreed to renew their loans to the Company. As additional consideration for such loans and other services provided to the Company in connection with the Company’s corporate development, the Company granted these individuals five-year warrants, to purchase an aggregate of 1,150,000 shares of its common stock at an exercise price of $0.95 per share. The fair values of these warrants amounted to $246,000 and such amount was charged to interest and financing costs in the consolidated statement of operations. During 2005, such loans including accrued interest were repaid.

Through a holding company, Kachkar Air LLC (“Kachkar Air”), the Company’s Chairman, Dr. Kachkar, leased a private aircraft from an unrelated aircraft management company, Priester Aviation, during 2005. From time to time, Kachkar Air allowed Inyx to utilize such leased aircraft for the Company’s corporate travel requirements. In such instances, the Company paid Priester Aviation directly for the use of the aircraft and such fees amounted to the direct costs of the usage of the aircraft. For the year ended December 31, 2005, the Company paid approximately $680,000 to Priester Aviation for the use, service and maintenance of the Kachkar Air private aircraft. Kachkar Air and Dr. Kachkar did not directly or indirectly receive any fees or compensation for allowing the Company to utilize its leased aircraft, and the Priester Aviation charges were included in the Company’s general and administrative expenses in the consolidated statement of operations.

During the year the Company paid $1.47 million to Aldo Union for pharmaceutical product dossiers. The Aldo Union dossiers are for products to be manufactured in Spain only - in this instance, we are extracting from those dossiers, relevant information/technical data/historical validation and stability information in order for us to copy generic versions of those products for other markets (i.e. outside of Spain) and to create new drug delivery formats for the active ingredients of these products. We have more work to do before these products will be ready for commercial production.  Therefore, these are only technical data dossiers that we are expending money on to create new products. We have expensed these payments for we are not absolutely certain whether these dossiers will have a definitive benefit to future periods. Dr. Santiago Calzada, who owns 100,000 shares in the Company as of December 31, 2005 is a principal of Aldo-Union. None of the Company’s management or its affiliates have or have had any interest or equity associations, or directorships in Aldo Union.

The Company believes that all of the foregoing transactions were made on terms as favorable as could have been obtained from unrelated third parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has appointed Berkovits, Lago & Company, LLP as the Company’s independent auditors for 2004 and 2005.

The following table lists the fees for services rendered by the independent registered public accounting firms for 2005 and 2004:

	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
2005	$408,000(1)	$-	$4,500(2)	$-
2004	160,500(1)	-	8,000(2)	-

(1)
Audit fees billed in 2005 and 2004 consisted of the audit of our annual financial statements, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC. These amounts include costs in connections with our Registration Statement of Form SB-2.

(2)	Tax services billed in 2005 and 2004 consisted of tax compliance.

The Audit Committee pre-approved all the above services (including the fees and terms thereof) which were performed for us by our independent auditor.

Due to the acquisitions that occurred in 2005 the Principle Accountants utilized the services of affiliated offices. During 2005 approximately 65% of the total hours rendered were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: The financial statements filed as part of this Form 10-K are set forth in the “Index to Financial Statements” commencing on Page F-1 hereof.

2.	Supplemental Financial Schedules

3.	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit	Incorporated by Reference
2.2.1	Asset Purchase Agreement dated as of December 15, 2004, by and between Inyx USA, Ltd. and Aventis Pharmaceuticals Puerto Rico, Inc.	Filed as Exhibit 10.34.1 to the Form 8-K/A filed on February 15, 2005

2.2.2	General Assignment dated as of April 1, 2005, by and between Aventis Pharmaceuticals Puerto Rico Inc. and Inyx USA, Ltd.	Filed as Exhibit 2.2 to the Form 8-K filed on April 6, 2005

2.3
Agreement for the Sale and Purchase of the entire Issued Share Capital of Celltech Manufacturing Services Limited, dated August 25, 2005, by and among UCB Pharma Limited, Inyx Europe Limited, and Inyx, Inc.
Filed as Exhibit 2.1 to the Form 8-K filed on September 7, 2005

3.1	Restated Articles of Incorporation of Inyx, Inc.	Filed as Exhibit 3.1 to the Form 8K filed on May 13, 2003

Exhibit Number	Description of Exhibit	Incorporated by Reference
3.2	Bylaws of Inyx, Inc.	Filed as Exhibit 3.2 to the Form 8K filed on May 13, 2003

10.1.1	2003 Stock Option Plan dated May 1, 2003.	Filed as Exhibit 10.1 to the Form 8K filed on May 13, 2003

10.1.2	Equity Incentive Plan dated September 15, 2005	Filed as Exhibit 10.1 to the Form 8-K filed on September 21, 2005

10.1.3	Non-Qualified Stock Option Agreement	Filed as Exhibit 10.2 to the Form 8-K filed on September 21, 2005

10.1.4	Incentive Stock Option Agreement	Filed as Exhibit 10.3 to the Form 8-K filed on September 21, 2005

10.2	Indemnity Agreement dated April 25, 2003, among the Company, Steve Handley, Colin Hunter and Jack Kachkar.	Filed as Exhibit 10.2 to the Form 8K filed on May 13, 2003

10.4.1	Employment Agreement dated April 1, 2003, with Jack Kachkar.	Filed as Exhibit 10.4.1 to the Form 8K filed on May 13, 2003

10.4.2	Employment Agreement dated May 1, 2003, with Steven Handley.	Filed as Exhibit 10.4.2 to the Form 8K filed on May 13, 2003

10.4.3	Employment Agreement dated May 1, 2003, with Colin Hunter.	Filed as Exhibit 10.4.3 to the Form 8K filed on May 13, 2003

10.4.4	Employment Agreement dated April 1, 2003, with Rima Goldshmidt.	Filed as Exhibit 10.4.4 to the Form 8K filed on May 13, 2003

10.4.6	Employment Agreement dated December 1, 2004, with Jay Green.	Filed as Exhibit 10.4.5 to the Form 10-QSB filed on May 20, 2004

10.4.7	Amendment dated May 15, 2003, to Employment Agreement of Rima Goldshmidt.	Filed as Exhibit 10.4.4.1 to the Form SB-2 filed on February 17, 2004

10.4.8	Management Services Agreement dated May 15, 2003, with JK Services.	Filed as Exhibit 10.4.1.2 to the Form 10-KSB filed on April 14, 2004

10.4.9	Employment Agreement dated January 1, 2004, with Jack Kachkar.	Filed as Exhibit 10.4.1.3 to the Form 10-KSB filed on April 14, 2004

10.4.11	Employment Agreement dated September 1, 2005, with Stephen Beckman.	Filed as Exhibit 10.4.11 to the Form 10-Q filed on November 23, 2005

10.6.1	Lease dated July 22, 1994, with the Council of the Borough of Halton for facilities at 6 Seymour Court, Manor Park, Runcorn, Cheshire, England.	Filed as Exhibit 10.6.1 to the Form 8K filed on May 13, 2003

10.6.2
Lease dated June 23, 1988, between Warrington and Runcorn Development Corp and MiniPak Aerosols, Ltd. for lease of facilities at 10-11 Arkwright Road, Astmoor Industrial Estate, Runcorn, Cheshire, England.
Filed as Exhibit 10.6.2 to the Form 8K filed on May 13, 2003

10.6.3
Lease dated June 23, 1988, between Warrington and Runcorn Development Corp and MiniPak Aerosols, Ltd. for lease of facilities at 1-2 Arkwright Road, Astmoor Industrial Estate, Runcorn, Cheshire, England.
Filed as Exhibit 10.6.3 to the Form 8K filed on May 13, 2003

10.23.14	Stock Purchase Warrant Agreements for an aggregate of 1,500,000 shares of the Company’s common stock with Larry Stockhamer as Trustee for First Jemini Trust dated July 2, 2004.	Filed as Exhibit 10.30 to the Form SB-2/A filed on October 1, 2004

Exhibit Number	Description of Exhibit	Incorporated by Reference
10.23.15	Stock Purchase Warrant Agreement for 300,000 shares of the Company’s common stock with Douglas Brown dated July 19, 2004.	Filed as Exhibit 10.23.12 to the Form SB-2/A filed on October 1, 2004

10.23.16	Stock Purchase Warrant Agreement for 300,000 shares of the Company’s common stock with Viktoria Benkovitch dated July 19, 2004.	Filed as Exhibit 10.23.13 to the Form SB-2/A filed on October 1, 2004

10.23.17	Stock Purchase Warrant Agreement for 100,000 shares of the Company’s common stock with Jay Green., dated July 1, 2004.	Filed as Exhibit 10.23.14 to the Form SB-2/A filed on October 1, 2004

10.23.18	Stock Purchase Warrant Agreement for 694,000 shares of the Company’s common stock with Laurus Master Fund, Ltd. dated August 31, 2004.	Filed as Exhibit 10.29.2 to the Form SB-2/A filed on October 1, 2004

10.23.19	Stock Purchase Warrant for 75,000 shares of the Company issued to Gusrae, Kaplan & Bruno PLLC. dated October 4, 2004.	Filed as Exhibit 10.23.10 to the Form 10Q-SB filed on November 22, 2004

10.23.20	Stock Purchase Warrant Agreement for 300,000 shares of the Company’s common stock with Douglas Brown dated November 19, 2004.	Filed as Exhibit 10.23.20 to the Form 10-KSB filed on April 14, 2005

10.23.21	Stock Purchase Warrant Agreement for 150,000 shares of the Company’s common stock with Douglas Brown dated November 19, 2004.	Filed as Exhibit 10.23.21 to the Form 10-KSB filed on April 14, 2005

10.23.22	Stock Purchase Warrant Agreement for 300,000 shares of the Company’s common stock with Viktoria Benkovitch dated November 19, 2004.	Filed as Exhibit 10.23.22 to the Form 10-KSB filed on April 14, 2005

10.23.23	Stock Purchase Warrant Agreement for 150,000 shares of the Company’s common stock with Viktoria Benkovitch dated November 19, 2004.	Filed as Exhibit 10.23.23 to the Form 10-KSB filed on April 14, 2005

10.23.24	Stock Purchase Warrant Agreement for 100,000 shares of the Company’s common stock with Jay Green., dated November 19, 2004.	Filed as Exhibit 10.23.24 to the Form 10-KSB filed on April 14, 2005

10.23.25	Stock Purchase Warrant Agreement for 150,000 shares of the Company’s common stock with Jay Green., dated November 19, 2004.	Filed as Exhibit 10.23.25 to the Form 10-KSB filed on April 14, 2005

10.23.26	Stock Purchase Warrant Agreement for 150,000 shares of the Company’s common stock with Stephan Spitz., dated November 26, 2004.	Filed as Exhibit 10.23.26 to the Form 10-KSB filed on April 14, 2005

10.23.27	Stock Purchase Warrant Agreement for 150,000 shares of the Company’s common stock with Spitz Business Solutions., dated November 26, 2004.	Filed as Exhibit 10.23.27 to the Form 10-KSB filed on April 14, 2005

10.23.28	Stock Purchase Warrant Agreement for 25,000 shares of the Company’s common stock with Sharon Brown dated December 22, 2004.	Filed as Exhibit 10.23.28 to the Form 10-KSB filed on April 14, 2005

10.23.29	Stock Purchase Warrant Agreement for 100,000 shares of the Company’s common stock with Enzo Barichello, dated December 16, 2004.	Filed as Exhibit 10.23.29 to the Form 10-KSB filed on April 14, 2005

Exhibit Number	Description of Exhibit	Incorporated by Reference
10.23.30	Stock Purchase Warrant Agreement for 25,000 shares of the Company’s common stock with Robert Carrigan Jr. dated December 22, 2004.	Filed as Exhibit 10.23.30 to the Form 10-KSB filed on April 14, 2005

10.23.31	Stock Purchase Warrant Agreement for 300,000 shares of the Company’s common stock with Laurus Master Fund, Ltd. dated February 28, 2005.	Filed as Exhibit 10.2339 to the Form 8-K filed on March 9, 2005

10.24	Supply Agreement dated June 11, 2004, with AstraZeneca.	Filed as Exhibit 10.24 to Form 8-K filed on June 29, 2004

10.25.1	Form to stock purchase warrant issued to purchasers of the Company's securities in a bridge financing offering on or about August 3, 2004 (the "Bridge").	Filed as Exhibit 3.6 to the Form 8-K filed on August 6, 2004

10.25.2	Securities Purchase Agreement, dated as of August 2, 2004, among the Company and the purchasers of the Company's securities in the Bridge.	Filed as Exhibit 10.21 to the Form 8-K filed on August 6, 2004

10.25.3	Registration Rights Agreement dated as of August 2, 2004, among the Company and the purchasers of the Company's securities in the Bridge.	Filed as Exhibit 10.22 to the Form 8-K filed on August 6, 2004

10.25.4
Form of Stock Purchase warrant issued to Purchasers of the Company's securities in a private placement during the period of time from August 27th through September 3rd, 2004 (the "August/September 2004 Private Placement").
Filed as Exhibit 3.6 to the Form 8-K filed on August 30, 2004

10.25.5	Form of Subscription Agreement for the August/September 2004 private placement.	Filed as Exhibit 10.21 to the Form 8-K filed on August 30, 2004

10.25.6	Form of Registration Rights Agreement for the August/September 2004 private placement.	Filed as Exhibit 10.22 to the Form 8-K filed on August 30, 2004

10.32	Patent Purchase Agreement with Phares Technology BV dated September 21, 2004.	Filed as Exhibit 10.32 to the Form SB-2/A filed on October 1, 2004

10.33	Manufacturing Supply Agreement with NovaDel dated November 18, 2004.	Filed as Exhibit 10.33 to the Form 8-K filed on December 2, 2004

10.34	Manufacturing and Supply Agreement with Aventis Pharmaceuticals Puerto Rico, Inc. dated March 31, 2004	Filed as Exhibit 10.34.3 to the Form 10-KSB filed on April 14, 2005

10.35.1	Loan and Security Agreement dated as of March 31, 2005, by and between Westernbank Puerto Rico, the Registrant and Inyx USA, Ltd.	Filed as Exhibit 10.35.1 to the Form 8-K filed on April 6, 2005

10.35.2	First Amendment to Loan and Security Agreement dated as of March 31, 2005, by and between Westernbank Puerto Rico, the Registrant and Inyx USA, Ltd.	Filed as Exhibit 10.35.2 to the Form 8-K filed on April 6, 2005

10.35.3	$3.5 million Promissory Note with Aventis Pharmaceuticals Puerto Rico, Inc. dated March 31, 2005	Filed as Exhibit 10.35.3 to the Form 10-KSB filed on April 14, 2005

10.36.1	Amendment No. 1 to Finished Product Supply Agreement	Filed as Exhibit 10.36.1 to the Form 8-K filed on April 19, 2005

10.36.2	Finished Product Supply Agreement dated March 5, 2004.	Set forth as Exhibit 2.2 to the Form 8-K of Kos Pharmaceuticals, Inc. filed on March 5, 2004

Exhibit Number	Description of Exhibit	Incorporated by Reference
10.37	Manufacturing and Supply Agreement with Generics (UK) Ltd. dated March 18, 2005	Filed as Exhibit 10.37.1 to the Form 8-K filed on April 25, 2005

10.38.1	Collaboration Agreement dated September 8, 2005 between Registrant and King Pharmaceuticals, Inc.	Filed as Exhibit 10.38.1 to the Form 10-Q filed on November 23, 2005

10.38.2	Manufacturing and Supply Agreement dated September 8, 2005 between Registrant and King Pharmaceuticals, Inc.	Filed as Exhibit 10.38.2 to the Form 10-Q filed on November 23, 2005

10.38.3	Technical Transfer Agreement dated September 8, 2005 between Registrant and King Pharmaceuticals, Inc.	Filed as Exhibit 10.38.3 to the Form 10-Q filed on November 23, 2005

10.38.4	Marketing and Promotion Agreement dated September 8, 2005 between Registrant and King Pharmaceuticals, Inc.	Filed as Exhibit 10.38.4 to the Form 10-Q filed on November 23, 2005

10.38.5	Development Agreement dated September 8, 2005 between Registrant and King Pharmaceuticals, Inc.	Filed as Exhibit 10.38.5 to the Form 10-Q filed on November 23, 2005

10.38.6	Pharmaceutical Quality Agreement dated September 8, 2005 between Registrant and King Pharmaceuticals, Inc.	Filed as Exhibit 10.38.6 to the Form 10-Q filed on November 23, 2005

10.39.1	Loan and Security Agreement dated as of August 30, 2005, by and between Westernbank Puerto Rico, Inyx Europe Ltd. and Celltech Manufacturing Services Ltd.	Filed as Exhibit 10.1 to the Form 8-K filed on September 7, 2005

10.39.2	Term Promissory Note dated August 30, 2005, in the principal amount of $3,000,000 to Westernbank Puerto Rico (Term Loan A).	Filed as Exhibit 10.2 to the Form 8-K filed on September 7, 2005

10.39.3	Term Promissory Note dated August 30, 2005, in the principal amount of $9,800,000 to Westernbank Puerto Rico (Term Loan B).	Filed as Exhibit 10.3 to the Form 8-K filed on September 7, 2005

10.39.4	Term Promissory Note dated August 30, 2005, in the principal amount of $3,000,000 to Westernbank Puerto Rico (Term Loan C).	Filed as Exhibit 10.4 to the Form 8-K filed on September 7, 2005

10.39.5	Term Promissory Note dated August 30, 2005, in the principal amount of $9,000,000 to Westernbank Puerto Rico (Term Loan D).	Filed as Exhibit 10.5 to the Form 8-K filed on September 7, 2005

10.39.6	Guarantor General Security Agreement dated August 30, 2005, with Westernbank Puerto Rico.	Filed as Exhibit 10.6 to the Form 8-K filed on September 7, 2005

10.39.7	Mortgage of Shares dated August, 2005, between Registrant and Westernbank Puerto Rico.	Filed as Exhibit 10.7 to the Form 8-K filed on September 7, 2005

10.39.8	Long Term Services Agreement dated August 25, 2005, between Registrant, Celltech Manufacturing Services Ltd. and UCB Pharma Ltd.	Filed as Exhibit 10.8 to the Form 8-K filed on September 7, 2005

10.39.9	Contract Manufacture Agreement dated August 25, 2005, between Registrant, Celltech Manufacturing Services Ltd. and UCB Pharma Ltd.	Filed as Exhibit 10.9 to the Form 8-K filed on September 7, 2005

14	Code of Ethics for Senior Financial Officers	Filed herewith

21.1	Subsidiaries of Registrant	Filed herewith

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Number	Description of Exhibit	Incorporated by Reference
32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

INYX, INC
Condensed Balance Sheet (Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

	DECEMBER 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	648	17
Accounts receivable and other current assets	817	2,023
Receivable from affiliates	44,688	11,116
Total current assets	46,153	13,156

Investment in Subsidiary	-	18
Property, plant and equipment, net	1,685	1,554
Deferred costs and deposits	1,121	651
Purchased intangible assets, net	1,113	-
	3,919	2,223
Total assets	50,072	15,379

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

Current liabilities:
Borrowings under working capital lines of credit	18,811	6,368
Accounts payable and other current liabilities	2,894	1,476
Current portion of long-term debt	4,627	--
Total current liabilities	26,332	7,844
Long term debt, net of current portion	26,376	4,027
Total liabilities	52,708	11,871

Commitments and contingencies

Stockholders' equity/(deficit):
Common stock	42	38
Additional paid-in capital	30,895	23,193
Accumulated earnings/ (deficit)	(33,280)	(19,380)
Undistributed subsidiaries' earnings
Subscriptions receivable	(293)	(343)
Total stockholders' equity/ (deficit)	(2,636)	3,508

Total liabilities and stockholders' deficit	50,072	15,379

The accompanying notes are an integral part of these consolidated financial statements.

INYX, INC.
Condensed Statements of Operations (Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Period From March 7, 2003 through December 31, 2003
Net revenues	$478	-	-

Research and development expenses	2,226	2,745	-
General and administrative expenses	6,757	2,910	6,848
Interest and financing costs	5,396	3,034	3,842
Total operating expenses	14,379	8,689	10,690

Income tax expense (benefit)	-	-	-

Loss before equity in subsidiaries' earnings	(13,901)	(8,689)	(10,690)

Extraordinary item, net of taxes		-	-
	(13,901)	(8,689)	(10,690)
Equity in subsidiaries' earnings	(14,059)	(8,253)	(2,702)
Net loss	(27,960)	(16,942)	(13,392)

The accompanying notes are an integral part of these consolidated financial statements.

INYX Inc.
Statement of Cash Flows (Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

	December 31,	December 31,	December 31,
	2005	2004	2003
Cash flows from operation activities:

Net income (loss)	(13,901)	(8,689)	(10,690)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22	4	40
Interest and amortization of financing costs and debt discount		-	3,733
Change in assets and liabilities:		-	-
(Increase) decrease in receivables, and other current assets	1,182	(1,940)	(59)
Increase (decrease) in accounts payable & accrued expenses	1,570	943	382
(Increase) decrease in other, net	(1,712)	209	(65)
(Increase) decrease in intercompany receivable	(33,573)	(2,796)	(1,156)
Total adjustments	(32,511)	(3,580)	2,875
Net cash provided by (used in) operating activities	(46,412)	(12,269)	(7,815)

Cash flows from investing activities:
Capital expenditures	-	(1,558)	(859)
(Increase) decrease in investments in subsidiaries	18	-	(19)
Net cash provided by (used in) investing activities	18	(1,558)	(878)

Cash flows from financing activities:

Increase (decrease) in short term debt and current portion of long term debt	12,986	6,810	619
Increase (decrease) in long term debt	26,282	(2,418)	-
Increase (decrease) in preferred shares	50	(243)	-
Increase (decrease) in common equity capital	7,706	9,686	8,083
Net cash provided by (used in) financing activities	47,024	13,835	8,702

Net increase (decrease) in cash and cash equivalents	630	8	9
Cash and cash equivalents at beginning of period	17	9	-
Cash and cash equivalents at end of period	647	17	9

The accompanying notes are an integral part of these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Inyx, Inc.

We have audited the consolidated balance sheets of Inyx, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 and for the period from March 7, 2003 through December 31, 2003. We have also audited the statements of operations, changes in stockholders’ equity (deficit) and cash flows of Miza Pharmaceuticals (UK) Ltd. (the predecessor to Inyx, Inc.) (the “Company”) for the period from January 1, 2003 through March 6, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inyx, Inc. as of December 31, 2005 and 2004, and the results of operations and cash flows for the years ended December 31, 2005 and 2004 and for the period from March 7, 2003 through December 31, 2003 and the results of operations and cash flows of Miza Pharmaceuticals (UK) Ltd. (the predecessor to Inyx, Inc.) for the period from January 1, 2003 through March 6, 2003, in conformity with accounting principles generally accepted in the United States.

/s/Berkovits, Lago & Company, LLP
Fort Lauderdale, Florida
March 29, 2006

 INYX, INC.
Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except per share amounts)

	December 31, 2005	December 31, 2004

Assets

Current assets:
Cash and cash equivalents	$1,023	$336
Accounts receivable, net	19,782	1,697
Inventory, net	11,331	1,520
Prepaid expenses and other current assets	2,589	596
Total current assets	34,725	4,149

Property, plant and equipment, net	40,781	6,230
Deferred financing costs, net	1,434	651
Deferred costs and deposits	431	2,020
Purchased intangible assets, net	14,782	1,705
	57,428	10,606

Total assets	$92,153	$14,755

Liabilities and Stockholders’ Deficit

Current liabilities
Borrowings under working capital lines of credit	$30,011	$-
Accounts payable	11,589	4,091
Accrued expenses and other current liabilities	9,557	1,636
Deferred tax liability	1,858	-
Deferred revenues	-	108
Loan payable to Seller of Ashton	14,014	-
Current portion of long-term debt	9,288	14,672
Total current liabilities	76,317	20,507
Long-term debt, net of current portion	46,236	113
Total liabilities	122,553	20,620

Commitments and contingencies

Stockholders’ deficit:
Preferred stock - $0.001 par value, 10,000,000 shares authorized - 0 shares issued and outstanding
Common stock - $0.001 par value, 150,000,000 shares authorized - 43,389,922 shares issued and outstanding at December 31, 2005; 38,012,479 shares issued and outstanding at December 31, 2004	43	38
Additional paid-in capital	33,315	25,275
Accumulated deficit	(61,343)	(30,334)
Subscriptions receivable	(293)	(343)
Accumulated other comprehensive loss-foreign currency translation adjustment	(2,122)	(501)
Total stockholder’s deficit	(30,400)	(5,865)

Total liabilities and stockholders’ deficit	$92,153	$14,755

The accompanying notes are an integral part of these consolidated financial statements.

INYX, INC.
Consolidated Statements of Operations
(Expressed in thousands of U.S. dollars, except per share amounts)

	Successor			Predecessor
	For the year ended December 31, 2005	For the year ended December 31, 2004	For the period from March 7, 2003 through December 31, 2003	For the period from January 1, 2003 through March 6, 2003

Net revenues	$49,565	$15,699	$13,099	$2,396
Cost of sales	34,859	14,316	10,634	1,876
Gross profit	14,706	1,383	2,465	520

Operating expenses:
Research and development	3,406	2,745	-	-
General and administrative	24,575	9,725	12,093	568
Selling	3,005	367	260	51
Depreciation and amortization	3,283	619	347	75
Amortization of intangible assets	1,387	166	139	-
Total operating expenses	35,656	13,622	12,839	694

Loss from operations before interest and financing costs and income tax expense (benefit) and discontinued operations	(20,950)	(12,239)	(10,374)	(174)

Interest and financing costs	10,059	3,370	4,312	176

Loss before income tax expense (benefit) and discontinued operations	(31,009)	(15,609)	(14,686)	(350)

Income tax expense (benefit)	-	1,333	(1,294)	-

Loss before discontinued operations, net of taxes	(31,009)	(16,942)	(13,392)	(350)

Loss from discontinued operations	-	-	-	558

Net loss	$(31,009)	$(16,942)	$(13,392)	$(908)

Basic and fully diluted (loss) income per share	$(0.78)	$(0.52)	$(0.59)	N/A

Weighted average number of common shares outstanding	39,774,450	32,598,358	22,857,260

The accompanying notes are an integral part of these consolidated financial statements.

INYX, INC. Consolidated Statement of Changes in Shareholders’ Equity (Deficit) and Other Comprehensive Loss (Expressed in thousands of U.S. dollars except share amounts)

	Common Stock
	Number of Shares (000’s)	Par Value	Additional Paid-in Capital	Stock Subscription Service	Accumulated Other Compre-hensive loss	Accumulated Deficit	Total
Balance at December 31, 2002	5,000	$8,022	$-	$-	$(1,503)	$(30,464)	$(23,945)

Net loss for the period	-	-	-	-	-	(908)	(908)
Foreign currency translation adjustment	-	-	-	-	(102)	-	(102)
Balances at March 6, 2003	5,000	$8,022	$-	$-	$(1,605)	$(31,372)	$(24,955)

Balance at March 7, 2003	16,000	$16	$2,081	$-	$-	$-	$2,097
Issuance of stock for reverse acquisition	5,000	5	18	-	-	-	23
Issuance of stock for finders fee (April 17)	2,450	2	1,302	-	-	-	1,304
Issuance of stock for services (April 21)	1,500	2	799	-	-	-	801
Issuance of stock (August 22)	500	-	500	-	-	-	500
Offering costs on issuance of stock (August 22)	-	-	(12)	-	-	-	(12)
Issuance of stock (November 4)	3,000	3	2,997	-	-	-	3,000
Offering costs on issuance of stock (November 4)	-	-	(311)	-	-	-	(311)
Issuance of stock for options exercised (November 17)	75	1	90	-	-	-	91
Issuance of stock options	-	-	1,513	-	-	-	1,513
Issuance of warrants for services	-	-	1,261	-	-	-	1,261
Issuance of warrants with convertible debt and related beneficial conversion feature	-	-	5,361	-	-	-	5,361
Subscription receivable	-	-	-	(100)	-	-	(100)
Foreign currency translation adjustments	-	-	-	-	(295)	-	(295)
Net loss for the period	-	-	-	-	-	(13,392)	(13,392)

Balances at December 31, 2003	28,525	29	15,599	(100)	(295)	(13,392)	1,841

Issuance of stock for options exercised in January 2004 (net of shares returned to treasury)	265	-	293	-	-	-	293
Issuance of stock for services (July 1)	32	-	30	-	-	-	30
Issuance of stock (August 3 - September 3)	9,191	9	7,441	-	-	-	7,450
Offering costs (August 3 - September 3)	-	-	(819)	-	-	-	(819)
Issuance of stock options	-	-	291	-	-	-	291
Issuance of warrants with convertible debt and related beneficial conversion feature	-	-	1,295	-	-	-	1,295
Issuance of warrants for financing and consulting fees	-	-	1,337	-	-	-	1,337
Share registration fees for SB2	-	-	(192)	-	-	-	(192)
Subscription receivable	-	-		(243)	-	-	(243)
Foreign currency translation adjustment	-	-		-	(206)	-	(206)
Net loss for the period	-	-		-	-	(16,942)	(16,942)

Balances at December 31, 2004	38,013	38	25,275	(343)	(501)	(30,334)	(5,865)

Issuance of stock options	-	-	3,084	-	-	-	3,084
Exercise of stock options	10	-	11	-	-	-	11
Issuance of stock on conversion of Laurus Notes	380	-	304	-	-	-	304
Issuance of stock for termination fees to Laurus Funds	1,591	2	1,271	-	-	-	1,273
Issuance of warrants to Laurus Funds	-	-	162	-	-	-	162
Exercise of warrants	3,396	3	3,378	-	-	-	3,381
Offering costs on issuance of stock	-	-	(7)	-	-	-	(7)
Share registration fees for SB2	-	-	(163)	-	-	-	(163)
Subscription receivable	-	-	-	50	-	-	50
Foreign currency translation adjustment	-	-	-	-	(1,621)	-	(1,621)
Net Loss for the period	-	-	-	-	-	(31,009)	(31,009)

Balances at December 31, 2005	43,390	$43	$33,315	$(293)	$(2,122)	$(61,343)	$(30,400)

The accompanying notes are an integral part of these consolidated financial statements.

INYX, INC.
Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

	Successor			Predecessor
	For the year ended December 31, 2005	For the year ended December 31, 2004	For the period from March 7, 2003 through December 31, 2003	For the period from January 1, 2003 through March 6, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(31,009)	$(16,942)	$(13,392)	$(350)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	3,283	619	347	75
Amortization of financing costs and debt discount	2,406	1,778	3,821	-
Amortization of intangible assets	1,387	166	139	-
Early termination fees paid with common stock and warrants	1,739	30	2,105	-
Deferred income tax expense (benefit)	-	1,333	(1,294)	-
Provision for bad debts	804	(39)	191	-
Reserve for inventory obsolescence	552	269	207	-
Compensation expense on stock options issued to employees	3,084	291	1,513	-
Finance and consulting fees on warrants issued	-	1,337	1,261	-
Issuance of shares in recapitalization	-	-	23	-
Issuance of shares for exercise of stock options	-	293	-	-
Subscription receivable	-	(243)	-	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(12,258)	1,737	(3,586)	(215)
Decrease (increase) in inventory	3,684	(700)	23	385
Decrease (increase) in prepaid and other current assets	402	(1,482)	230	267
Increase in deferred financing costs	-	(127)	(900)	-
(Decrease) increase in deferred revenue	(108)	(243)	351	-
Increase in accounts payable and accrued expenses	7,808	2,904	2,380	640
Other, net	359	-	(45)	353
Total adjustments	13,142	7,923	6,766	1,505
Net cash (used in) provided by operating activities	(17,867)	(9,019)	(6,626)	1,155

Net cash provided by (used in) discontinued operations	-	-	50	(617)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,193)	(1,641)	(394)	(18)
Acquisition of Aventis Pharmaceuticals, Puerto Rico	(597)	-	-	-
Acquisition of Celltech Manufacturing Services Limited	(1,312)	-	-	-
Purchase of intangible assets	-	(95)	-	-
Net cash used in investing activities	(4,102)	(1,736)	(394)	(18)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit, net of fees	20,382	3,869	3,080	(522)
Advances by shareholder	-	-	450	-
Repayment to shareholder	-	-	(450)	-
Proceeds from issuance of long term debt	6,148	500	4,500	-
Repayment of long term debt to Stiefel	(4,013)			-
Repayment of other long term debt	-	(281)	(2,771)	104
Payment of fees on long term debt and revolving line of credit to Laurus Funds	-	(19)	(573)	-
Proceeds from issuance of demand notes to shareholders	-	700	100	-
Repayment of demand note to shareholders	-	(600)	-	-
Proceeds from issuance of common stock and warrants	3,381	7,450	3,500	-
Costs related to issuance of stock	(7)	(819)	(323)	-
Cost of registering stock (SB2 registration)	(163)	(192)	-	-
Proceeds from exercise of stock options	11	-	90	-
Repayment of capital lease obligation	(125)	(107)	-	-
Net cash provided by (used in) financing activities	25,614	10,501	7,603	(418)
Effect of exchange rate changes on case	(2,958)	(206)	(295)	(102)

Net increase (decrease) in cash and cash equivalents	687	(460)	338	-
CASH AND CASH EQUIVALENTS, at beginning of the period	336	796	458	-
CASH AND CASH EQUIVALENTS, at end of the period	$1,023	$336	$796	$-
The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

Note 1.  Business Description and Presentation

Inyx, Inc. (“Inyx” or the “Company”) through its wholly-owned subsidiaries, Ashton Pharmaceuticals Limited (“Ashton”), Inyx Pharma Limited (“Inyx Pharma”), Inyx Canada Inc. (“Inyx Canada”), Inyx USA, Ltd. (“Inyx USA”), Inyx Europe Limited (“Inyx Europe”), including Inyx Europe’s wholly-owned subsidiary, Ashton Pharmaceuticals Limited (“Ashton Pharmaceuticals” or “Ashton”), and Exaeris Inc. (“Exaeris”), is a specialty pharmaceutical company which focuses on the development and manufacturing of prescription and over-the-counter aerosol pharmaceutical products and drug delivery technologies for the treatment of respiratory, allergy, cardiovascular and dermatological and topical conditions. In addition, the Company performs certain sales and marketing functions to market and promote its manufacturing, technical and product development capabilities to its client base.

Inyx’s client base primarily consists of ethical pharmaceutical corporations, branded generic pharmaceutical distributors and biotechnology companies. Until it has completed developing its own products as well as its own distribution and marketing capabilities, the Company expects to continue to depend on its customers’ distribution channels or strategic partners to market and sell the products it manufactures. On March 29, 2005, the Company incorporated Exaeris, a wholly-owned Delaware company to manage and operate its product promotion and marketing activities, including those that it may potentially have through collaborative agreements with other companies.

On March 31, 2005, Inyx USA acquired the business assets of Aventis PR from the Sanofi-Aventis Group. The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standard No. 141 “Business Combinations” (“SFAS No. 141”). In connection with this acquisition, Inyx USA paid approximately $20.7 million as a total purchase price comprising of a cash payment of approximately $19.7 million paid upon closing, approximately $2.7 million in direct transaction costs (including approximately $90,000 of additional transaction costs incurred subsequent to closing), a subsequent purchase price adjustment of approximately $570,000 paid to Aventis PR in August 2005, and received a purchase price reduction amounting to approximately $2.3 million relating to the final value assigned to the commercial contracts transferred to the Company on acquisition as agreed by the Company and Aventis PR, pursuant to a purchase price settlement adjustment in November 2005. Aventis PR is a pharmaceutical manufacturing operation producing dermatological, respiratory and allergy products under contract manufacturing agreements with third party customers. The results of operations of the acquired Aventis PR business assets are included in the Company’s consolidated results of operations effective April 1, 2005 (the day after completion of the acquisition of such business assets).

On August 31, 2005, the Company through its wholly-owned United Kingdom subsidiary, Inyx Europe, completed the purchase of all of the outstanding shares of Celltech Manufacturing Services Limited (“CMSL”), a United Kingdom pharmaceutical manufacturing company, from UCB Pharma Limited (“UCB Pharma”), for approximately $40.7 million including acquisition costs of approximately $2.4 million, and thereby assumed possession and control of the operations of CMSL effective September 1, 2005. On September 9, 2005, the Company changed the “CMSL” name to Ashton Pharmaceuticals Limited. Ashton currently operates as a wholly-owned subsidiary of Inyx Europe, and its operating results are included in the Company’s consolidated results of operations effective September 1, 2005 (the day after completion of the acquisition of all of the outstanding stock of Ashton).

Prior to its acquisition of the majority of Miza UK’s business assets on March 7, 2003, Inyx Pharma was a non-operating private corporation with nominal business assets. Prior to its completion of the reverse acquisition of Inyx Pharma on April 28, 2003, the Company’s business concerns were unrelated to our current pharmaceutical industry operations. As a result of the Company’s acquisition of the majority of Miza UK’s business assets on March 7, 2003,, financial reporting for the 2003 fiscal year is limited to the period from March 7, 2003 to December 31, 2003.

Inyx currently manages and operates its business as one operating segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

Note 2.  Summary of Significant Accounting Policies

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of Inyx and its wholly owned subsidiaries: Inyx Pharma, an operating company formed under the laws of England and Wales; Inyx Europe, an operating company formed under the laws of England and Wales and Inyx Europe’s wholly-owned subsidiary, Ashton Pharmaceuticals, also an operating company formed under the laws of England and Wales; Inyx Canada, a federally incorporated Canadian corporation; Inyx USA, a corporation incorporated in the Isle of Man and operating in Manatí, Puerto Rico; Exaeris, a Delaware corporation headquartered in Exton, Pennsylvania; and Inyx Realty, Inc., a Florida corporation through the date of its disposition of April 14, 2004. On April 14, 2004, Inyx Realty, Inc. was transferred to a related party. As consideration, the related entity assumed all of the liabilities of Inyx Realty, Inc. including a commitment of a ten year office space lease of approximately $1.5 million. (See Note 25, Related Party Transactions.)

All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates are those used by management to measure the recoverability of intangible assets, the allowances for doubtful accounts and inventory reserves. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less when purchased and are stated at cost, which approximates market value.

Accounts Receivable

Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. Periodically, management reviews all accounts receivable and, based on an assessment of whether they are collectible, estimates the portion, if any, of the balance that will not be collected in order to establish an allowance for doubtful accounts. Such allowance was based on the specific identification of accounts deemed uncollectible as of each period end. The provision for the allowance for doubtful accounts is included in general and administrative expenses in the accompanying consolidated statements of operations.

Inventory

Inventory is valued using the first-in, first-out method of accounting and is stated at the lower of cost or net realizable value.

Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation and amortization, which is provided for by charges to operations over the estimated useful life of the assets using the straight line method. The useful life of assets ranges from 3-15 years for equipment, and up to 30 years for buildings. Leasehold improvements and equipment capital leases are amortized over the life of the related lease.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

Expenditures that extend the useful life of the respective assets are capitalized and depreciated over the remaining lives of the respective assets. Maintenance, repairs and other expenses that do not extend their useful life are expensed as incurred.

Purchased Intangible Assets

The Company’s purchased intangible assets consist of customer relationships, customer contracts, a customer list, product licenses, know-how, a technology patent, and trademarks and trade names. These intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and are amortized on a straight line basis over their estimated remaining useful lives in proportion to the underlying cash flows that were used in determining the acquired value. Customer relationships are amortized over periods ranging from 10 to 15 years, customer contracts are amortized over 3 years, the customer list is amortized over 12 years, product licenses are amortized over 10 years, know-how is amortized over 10 years, the patent is amortized over 7 years, and the trademarks and trade names are amortized over a 3 month period. The Company does not have any indefinite life intangible assets.

Deferred Financing Costs

Costs directly associated with obtaining financing are capitalized and amortized on a straight-line basis over the term of the financing arrangement. The amortization of these costs are included as part of interest and financing costs.

Business Combinations

The Company accounts for business combinations in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS No.141”). SFAS No.141 requires that the purchase method of accounting be used for all business combinations. SFAS No.141 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually by comparing carrying value to the respective fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This pronouncement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment by assessing the recoverability of the carrying value, The Company has adopted the provisions of SFAS No. 141 and SFAS No. 142 as of January 1, 2003.

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

Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, borrowings under the working capital line of credit, loans payable and long-term debt. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short lives to maturity. Non-derivative financial instruments include letters of credit, commitments to extend credit and guarantees of debt. The fair value of debt also approximates fair market value, as these amounts are due at rates which are compatible to market interest rates. There were no derivative financial instruments for any of the periods presented. The carrying values of these financial instruments approximated their fair market value as of December 31, 2005 and 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

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

As of December 31, 2004, deferred revenues amounted to $108,000.

Non-refundable fees are recognized as revenue over the term of the arrangement, based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue. Product returns are not accepted.

Shipping costs are paid by the Company’s customers. Any shipping and handling costs incurred by the Company are included in costs of sales in the accompanying consolidated statements of operations.

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

In addition since the debt is convertible into equity at the option of the note holder at the date of issuance at beneficial conversion rates, an embedded Beneficial Conversion Feature has been charged to interest and financing costs in the accompanying consolidated statements of operations and as an increase to additional paid-in capital at the time of issuance.

For convertible debt and related warrants, the recorded discount is calculated at the issuance date as the difference between the conversion price and the relative fair value of the common stock and warrants into which the security is convertible or exercisable.

Note 15,”Debt, Net of Current Portion and Debt Discount,” and Note 22, “Warrants,” provide additional information on the valuation of the warrants and the beneficial conversion feature.

Net Loss per Share

The Company follows the guidelines of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No.128”) in calculating its loss per share. SFAS No.128 states basic and diluted earnings per share are based on the weighted average number of shares of common stock and equivalent common stock outstanding during the period. Common stock equivalents for purposes of determining diluted earnings per share include the effects of dilutive stock options, warrants and convertible securities. The effect on the number of shares of such potential common stock equivalents is computed using the treasury stock method or the if-converted method, as applicable. The Company has excluded all outstanding stock options and warrants as well as shares issued upon conversion of convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive.

As of December 31, 2005 and 2004, the Company had common stock equivalents of approximately 3,043,172 and 1,805,168 shares respectively, related to options and warrants; and approximately 18,375,000 shares as of December 31, 2004, related to shares to be issued upon the conversion of the convertible debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

Stock Based Compensation

On September 15, 2005, the Company adopted an Equity Incentive Plan that provides for the granting of stock options and other stock-based awards for the benefit of employees, officers, consultants, directors and persons who the Company believes may have made a valuable contribution to the Company. The total number of shares that may be issued under the plan amounts to 6,000,000. The exercise price per share must be at least equal to the fair market price at the time of the grant.

The Company applies the fair value method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) in accounting for its stock option plan. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The compensation cost has been charged to salaries, wages, and benefits in accordance with SFAS No. 123.

Concentration of Credit Risk

The Company obtains detailed credit evaluations of customers generally without requiring collateral, and establishes credit limits as required. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit risk losses and maintains an allowance for anticipated losses.

For the year ended December 31, 2005 and for the year ended December 31, 2004, the Company’s three largest customers accounted for approximately 59% and 48% of net revenues, respectively. As of December 31, 2005 and 2004, the Company’s three largest customers accounted for 65% and 56% of net receivables, respectively. The loss of any of these customers could have a material adverse effect on the operations of the Company.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

Translation of Foreign Currency

The functional currency of the Company’s United Kingdom subsidiaries is the Great Britain Pound. The Company’s financial statements are reported in United States Dollars and are translated in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (“SFAS No. 52”), which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet dates. Results of operations are translated using the weighted average exchange rates prevailing during the period. For purposes of SFAS No. 52, the Company considers the Dollar to be the reporting currency. The effects of unrealized exchange fluctuations on translating foreign currency assets and liabilities into Dollars are reported under “accumulated other comprehensive loss-foreign currency translation adjustment” which is included as a separate component in the stockholders’ deficit. Realized gains and losses from foreign currency transactions are included in the statements of operations for the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

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

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 and is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s consolidated financial statements. The Company does not currently have derivative instruments or hedging activities. However, the Company is currently evaluating an arrangement with a financial institution to participate in currency forward contracts for the purpose of mitigating foreign exchange fluctuations.

In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The adoption of this standard had no effect on the Company’s financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs”—an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, or for our fiscal year 2006. The Company does not expect that the adoption of SFAS No. 151 will have a material effect on the Company’s consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS No. 123R eliminates the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in the first annual reporting period that begins after December 15, 2005. The Company does not expect that the adoption of SFAS No. 123R will have a material effect on the Company’s consolidated financial statements.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”)-a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine the effect of the change. SFAS No. 154 requires that such retrospective application of changes in accounting principle be limited to direct effects of the change and also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The Company does not expect that the adoption of SFAS No. 154 will have a material effect on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

Reclassifications

Certain amounts from prior year consolidated financial statements and related notes have been reclassified to conform to the current year presentation.

Note 3.  Acquisition of the Business Assets of Aventis PR

On March 31, 2005, Inyx USA acquired the business assets of Aventis PR from the Sanofi-Aventis Group. The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standard No. 141 “Business Combinations” (“SFAS No. 141”). In connection with this acquisition, Inyx USA paid approximately $20.7 million as a total purchase price comprising of a cash payment of approximately $19.7 million paid upon closing, approximately $2.7 million in direct transaction costs (including approximately $90,000 of additional transaction costs incurred subsequent to closing), a subsequent purchase price adjustment of approximately $570,000 paid to Aventis PR in August 2005, and received a purchase price reduction amounting to approximately $2.3 million relating to the final value assigned to the commercial contracts transferred to the Company on acquisition as agreed by the Company and Aventis PR, pursuant to a purchase price settlement adjustment in November 2005. Aventis PR is a pharmaceutical manufacturing operation producing dermatological, respiratory and allergy products under contract manufacturing agreements with third party customers. The results of operations of the acquired Aventis PR business assets are included in the Company’s consolidated results of operations effective April 1, 2005 (the day after completion of the acquisition of such business assets).

The purchase price was allocated to the identifiable net assets acquired including the identifiable intangible assets based on their estimated fair market values at the date of acquisition as determined by the Valuations Services Practice of BearingPoint, Inc. (“BearingPoint”).

The fair value of the assets acquired from the transaction totalled approximately $62.9 million based on independent third-party appraisals and valuations, which resulted in negative goodwill of $42.1 million. The negative goodwill was proportionately allocated over the non-current tangible and intangible assets acquired as follows:

	Fair Value of Assets Acquired	Allocation of Negative Goodwill	Allocation of Purchase Price of Assets Acquired
Land	$3,040	$(2,129)	$911
Building	12,700	(8,893)	3,807
Machinery and equipment	21,809	(15,090)	6,719
Computer hardware and software	1,185	(720)	465
Inventory	2,334	-	2,334
Identifiable intangible assets subject to amortization:
Customer contracts	4,700	(3,291)	1,409
Customer relationships	17,100	(11,975)	5,125

	$62,868	$(42,098)	$20,770

The fair values assigned to the acquired assets are based on estimates and assumptions provided and other information compiled by management, including independent valuations that utilize established valuation techniques appropriate for the industry in which the Company operates. The property, plant and equipment is depreciated based on the Company’s existing depreciation policies. The intangible assets, which represent the value assigned to customer contracts, are amortized on a straight line basis over three years. The intangible asset which represents the value assigned to customer relationships is amortized on an accelerated period of ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

Note 4.  Acquisition of CMSL

On August 31, 2005, Inyx Europe, a wholly-owned United Kingdom subsidiary of the Company, completed the purchase of all of the outstanding shares of CMSL from UCB Pharma. On September 9, 2005, the Company changed the “CMSL” name to Ashton Pharmaceuticals Limited.

The Ashton share acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standard No. 141 “Business Combinations” (“SFAS No. 141”). The total purchase price of approximately $38.3 million consisted of an initial deposit of approximately $610,000, a cash payment at closing of approximately $23.2 million, a purchase price deferral of approximately $9.8 million payable in six (6) equal installments commencing on April 30, 2006 and an amount equivalent to $4.6 million, representing the excess working capital over a targeted working capital at closing agreed to between the parties. The Company also incurred approximately $2.4 million in direct transaction costs for a total purchase price of approximately $40.7 million.

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

The fair value of the assets acquired from the transaction totaled approximately $55.6 million based on independent third-party appraisals and valuations, which resulted in negative goodwill of $14.9 million. The negative goodwill was proportionately allocated over the non-current tangible and intangible assets acquired as follows:

	Fair Value of Assets and Liabilities Acquired	Allocation of Negative Goodwill	Allocation of Purchase Price of Assets and Liabilities Acquired
Land	$1,787	$(577)	$1,210
Buildings	7,146	(2,310)	4,836
Machinery and equipment	26,799	(8,661)	18,138
Net working capital	7,000	-	7,000
Excess over agreed working capital	4,607	-	4,607
Identifiable intangible assets subject to amortization:
Trademarks and trade names	160	(52)	108
Customer relationships	8,400	(2,715)	5,685
Product Licenses	1,820	(588)	1,232
Deferred tax liability	(1,858)	-	(1,858)
Assumed liability	(230)	-	(230)

	$55,631	$(14,903)	$40,728

Note 5.  Accounts Receivable, Net

Accounts receivable consist of the following:

	December 31, 2005	December 31, 2004
Trade receivables	$20,824	$1,849
Less allowance for doubtful accounts	(1,042)	(152)
	$19,782	$1,697

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

As of December 31, 2005 the Company had billed certain customers approximately $7.2 million in advance for raw materials and for services to be provided pursuant to arrangements under contract manufacturing and product support and services agreements that it has in place. Such advance invoicing has allowed the Company to acquire certain raw materials and components that have longer lead times and are required to manufacture such customers’ production requirements on a timely basis. Such amounts have been offset against deferred revenue for financial statement presentation purposes.

Note 6.  Inventory, Net

Inventory is comprised of the following:

	December 31, 2005	December 31, 2004
Finished goods	$1,244	$107
Work in process	3,145	551
Raw materials	8,000	1,338
	12,389	1,996
Less provision for obsolescence	(1,058)	(476)
	$11,331	$1,520

Note 7.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2005	December 31, 2004
Prepaid vendor invoices	$1,501	$352
Deferred legal and consulting fees	67	-
Prepaid rent, property and sales tax	85	83
Prepaid insurance	289	125
Other prepaid expenses	292	36
Other non-trade receivables	355	-
	$2,589	$596

Note 8.  Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	December 31, 2005	December 31, 2004
Land	$2,662	$546
Buildings	9,144	1,059
Machinery, equipment and office furniture	26,152	3,541
Computer hardware and software	1,156	509
	39,114	5,655
Less accumulated depreciation	(4,201)	(966)
	34,913	4,689

Equipment held for future use (a)	1,541	1,541
Construction in progress (b)	4,327	-
	$40,781	$6,230

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

For the years ended December 31, 2005 and 2004, depreciation expense of property, plant and equipment was approximately $3.3 million and $619,000, respectively.

(a) The equipment held for future use consists of a manufacturing line which the Company is in the process of developing. Management expects to incur approximately $500,000 in additional costs to equip this manufacturing line for the filling and gassing of non-CFC aerosol pharmaceutical products.

(b) The construction in progress relates to costs associated with building a manufacturing line for a customer and various other ongoing projects. Management expects to incur additional costs to complete the manufacturing line for production and the various other projects estimated to be in excess of $12.0 million over the next two years. As of December 31, 2005, the Company has approximately $1.6 million of outstanding capital expenditure commitments relating to these projects.

Note 9.  Deferred Financing Costs, Net

As of December 31, 2005, the deferred financing costs, net, are comprised of bank fees and legal costs incurred in connection with obtaining the First and Second Westernbank Credit Facilities. The Company incurred $969,000 in such costs and fees on March 31, 2005, when obtaining the First Westernbank Credit Facility, and an additional $788,000 on August 31, 2005 in obtaining the Second Westernbank Credit facility used to fund the Company’s acquisition of Ashton. Such deferred financing costs are being amortized to interest and financing costs over the three year term of the Westernbank credit facilities

As of December 31, 2004, deferred financing costs, net are comprised of fees related to convertible debt issued to Laurus Master Funds, Ltd (“Laurus Funds”) in 2003. All amounts due to Laurus Funds were refinanced on March 31, 2005 through the Company’s First Westernbank Credit Facility. (See Note 12 “Borrowing under Working Capital Lines of Credit”.) The unamortized deferred financing costs of approximately $651,000 relating to Laurus Funds were charged to interest and financing costs in the Company’s consolidated statement of operations on the date of the refinancing.

Interest and financing costs resulting from the amortization of deferred financing costs totaled $323,000 and $336,000 for the years ended December 31, 2005 and 2004 respectively.

Deferred financing costs, net consist of the following:

	December 31, 2005	December 31, 2004
Deferred financing costs	$1,757	$1,027
Less accumulated amortization	(323)	(376)
	$1,434	$651

Note 10.  Deferred Costs and Deposits

Deferred costs and deposits consist of the following:

	December 31, 2005	December 31, 2004
Deferred acquisition costs (a)	$407	$1,975
Rent deposits (b)	24	45
	$431	$2,020

(a)
The Company defers legal, consulting, finder’s fees, costs for appraisals, travel and other direct costs relating to the business development activities and strategic acquisitions, including intellectual property acquisitions that the Company is currently working on. In management’s judgment, these business development activities and strategic acquisitions have a high probability of being successful and are expected to be completed within the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

Deferred costs associated with successful negotiations will be included as part of the acquisition costs of such investments. If the project is abandoned, any deferred costs are expensed in the Company’s results of operations.

The amount as at December 31, 2004 of approximately $2.0 million represents the direct costs associated with the acquisition of Aventis PR which was completed on March 31, 2005. These costs include consulting fees, due diligence costs and manufacturing equipment costs were capitalized in 2005 and were included as part of the purchase price of Aventis PR. (See Note 3 Acquisition of the Business Assets of Aventis PR)

(b)
Under the terms of its lease agreement for its New York office, the Company was required to make a deposit with the landlord equal to two months rent payments. This deposit will be reimbursed at the termination of the lease.

Note 11.  Purchased Intangible Assets, Net

Purchased intangible assets consist of the following:

	December 31, 2005	December 31, 2004
Customer relationships (accelerated 10 year life and 15 year life)	$10,607	$-
Customer contracts (3 year life)	1,409	-
Customer list (12 year life)	1,372	1,280
Product licenses (10 year life)	1,188	-
Know-how (10 year life)	641	598
Patent (7 year life)	132	132
Trademarks and trade names (3 months)	104	-
	15,453	2,010
Less accumulated amortization	(1,671)	(305)
	13,782	1,705
Intangible assets not subject to amortization:
Intellectual properties (a)	1,000	-
	$14,782	$1,705

(a)	These costs include direct costs associated with the acquisition of certain intellectual property from a related party of $1.0 million.

Purchased intangible assets are carried at cost less accumulated amortization. For the years ended December 31, 2005 and 2004, amortization expense related to intangible assets totaled approximately $1.4 million and $166,000, respectively. The aggregate estimated amortization expense for intangible assets as of December 31, 2005 for each of the following four years and thereafter is as follows:

2006	$2,039
2007	2,017
2008	1,595
2009	1,497
Thereafter	6,634
$13,782

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

Note 12.  Borrowings under Working Capital Lines of Credit

 On March 31, 2005, the Company, through its wholly owned subsidiary Inyx USA Limited, obtained a three-year revolving working capital line of credit facility from Westernbank, under the First Westernbank Credit Facility, allowing the Company to borrow up to $10 million. On September 1, 2005, the limit was increased to $15 million.  Advances under this facility are limited to 85% of eligible accounts receivables and together with the reserve amounting to $500,000 shall not exceed $15.0 million, and 60% of eligible inventory which shall not exceed a sub-limit of $5 million for such inventory.  As of December 31, 2005, total advances under this facility amounted to approximately $15.0 million.

On November 22, 2005, the Company obtained an additional amount of $5.0 million from Westernbank under the First Westernbank Credit Facility. This Secured over Formula Advance (“SOFA”) facility will be utilized to fund prepayment of inventory and is revolving in nature. As at December 31, 2005, total advances under this facility amounted to approximately $3.8 million.

On August 31, 2005, the Company, through its wholly owned subsidiary Inyx Europe Limited, obtained an additional three-year revolving working capital line of credit facility with Westernbank, under the Second Westernbank Credit Facility, allowing the Company to borrow up to $11.7 million.  Advances under this facility are limited to 85% of eligible accounts receivables together with the reserve of $500,000 that shall not exceed $11.7 million plus a reserve of $500,000, and 60% of eligible inventory which shall not exceed a sub-limit of $5 million for such inventory.  As of December 31, 2005, total advances under this facility amounted to approximately $11.2 million. Subsequent to year end the limit available under this facility was increased by $5 million to $16.7 million.

Borrowings under the above facilities bear interest at Westernbank’s prime rate (7% as of December 31, 2005) plus 1.0%.  Borrowings under the revolving working capital lines of credit are collateralized by the eligible receivables and inventories and are guaranteed by the Company and its subsidiaries.  The Company is required to maintain compliance with certain financial covenants including a specified working capital and net worth levels based on the Company’s consolidated operating results.  As of December 31, 2005, Westernbank has waived certain requirements of the loan and security agreements such that non-compliance of certain covenants shall not trigger an event of default.

Note 13.  Deferred Revenues

The amount of $108,000 at December 31, 2004 related to an advance from Stiefel Laboratories, Inc. (“Stiefel”) for services that were carried out for that customer during the first three months of 2005.

Note 14.  Loan Payable to Seller of Ashton

As of December 31, 2005 the Company owed the previous owner of Ashton, UCB Pharma, approximately $9.5 million (€8.0 million) of the purchase price and approximately $4.5 million (£2.5 million) as payment for the additional net current assets acquired not considered when the purchase price was negotiated between the parties.

The balance of the purchase price is non-interest bearing and is payable by the Company to UCB Pharma in six equal monthly payments of approximately $1.6 million; such payments commencing April, 2006. The Company is also entitled, at any time prior to payment of the balance of the purchase price, to set-off against any unpaid claim it may have against UCB Pharma under the share purchase agreement of Ashton. As security collateral for the purchase price deferral, and to be released upon full payment of such deferral, the Company granted UCB Pharma a secondary security position over the Company’s assets behind Westernbank’s current first security position. Westernbank and UCB Pharma have also agreed to an inter-creditor agreement to be terminated upon full payment of the purchase price deferral.

The amount payable as a result of the additional net current assets acquired amounted to approximately $4.5 million, is interest bearing at Barclay’s Bank base rate. The Company has reached an agreement with UCB Pharma which defers payment of this amount until May 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

Note 15.  Debt, Net of Current Portion and Debt Discount

Debt, net of current portion consists of the following:

	December 31, 2005	December 31, 2004
Prime + 2% Secured Term Promissory Note A issue to Westernbank (1)	$2,315	$-
Prime +2% Secured Tem Promissory Note B issue to Westernbank (1)	12,780	-
Prime + 2% Secured Term Promissory Note C issue to Westernbank (1)	11,407	-
15% Term loan D Promissory Note issued to Westernbank (1)	4,500	-
Prime + 2% Secured Term Promissory Note A issue to Westernbank by Inyx Europe (2)	2,983	-
Prime + 2% Secured Term Promissory Note B issue to Westernbank by Inyx Europe (2)	9,637	-
Prime + 2% Secured Term Promissory Note C issue to Westernbank by Inyx Europe (2)	2,950	-
15% Term loan D Promissory Note issued to Westernbank by Inyx Europe (2)	8,850	-
Revolving line of credit due to Laurus Funds, net of debt discount of $0 at March 31, 2005 and $740,000 at December 31, 2004, paid from proceeds of Westernbank on March 31, 2005 (3)	-	6,368
7% convertible term note due to Laurus Funds, collateralized by accounts receivable and other assets of the Company, net of debt discount of $692,000 at December 31, 2004, paid from proceeds of Westernbank on March 31, 2005 (3)	-	4,027
Uncollateralized 6% convertible promissory note due to customer, paid in 2005	-	4,013
Uncollateralized 7% to 18% demand notes due to stockholders and various executives of the Company, principal and interest due on demand, paid in 2005	-	150
Capital lease obligations, due to financial institutions, paid in 2005 collateralized by software and equipment, due in monthly installments of $14,000 including interest of 10% to 27%, through 2006 (4)	102	227
	55,524	14,785
Less debt refinanced, net of discount	-	(10,395)
Less current portion	(9,288)	(4,277)
	$46,236	$113

(1)
On March 31, 2005 the Company secured a non-dilutive asset based secured credit facility from Westernbank originally totaling $46 million, and then increased to $56 million in aggregate by Westernbank by November 22, 2005. The First Westernbank Credit facility is comprised of a revolving loan (see Note 12) of up to $15 million including a reserve of $500,000, a SOFA line of up to $5.0 million, three term loans (Term loan “A”, “B” and “C”) amounting in aggregate to up to $31 million for purpose of refinancing the indebtedness to Laurus Funds and purchasing the business assets of Aventis PR, and a capital expenditure mezzanine loan (Term loan “D”) of up to $5 million for the purpose of funding construction or the acquisition of new equipment. The revolving working capital line of credit associated with the First Westernbank Credit Facility is secured by the Company’s eligible receivables and inventory, including those of Inyx USA and Inyx Pharma. The term notes are collateralized by substantially all the property of the Company and its subsidiaries whether now owned or thereafter to be acquired. All the term loans mature March 31, 2008. Three of the Term Notes bear interest at Westernbank prime rate + 2%. The fourth Term Note (Term Note D) bears interest at the rate of 15% per annum. Payment of the amounts due under the Term Notes accelerates upon the occurrence of an Event of Default.  Westernbank has waived certain requirements of the loan and security agreements such that non-compliance of certain covenants shall not trigger an event of default.

(2)
In connection with the acquisition of Ashton, the Company, through its wholly owned subsidiary, Inyx Europe, obtained an additional non-dilutive asset based secured credit facility from Westernbank totaling $36.5 million. The Second Westernbank Credit Facility is comprised of a revolving loan of up to $11.7 million plus a reserve of $500,000 (see Note 12) plus a series of four term loans (Term Loan “A”, “B”, “C” and “D”), amounting in aggregate up to $24.8 million, and utilized to help fund the acquisition of the outstanding stock of Ashton. The revolving working capital line of credit associated with the Second Westernbank Credit Facility is secured by Ashton’s eligible receivables and inventory. The Loans are secured by all of the assets of the Company, Inyx Europe and Ashton, and are guaranteed by those parties pursuant to Guarantor General Security Agreement. In addition, the Company has pledged the stock of Inyx Europe, and Inyx Europe has pledged the stock of Ashton to Westernbank, as part of the collateral for the Loans, in each case pursuant to a Pledge and Security Agreement (the “Pledge Agreement”). The principal payments of loan “A”, “B” and “C” commence on December 1, 2005. All of the Term Notes mature on March 31, 2008. Three of the Term Notes bear interest at Westernbank prime rate + 2%. The fourth Term Note (Term Note D) bears interest at the rate of 15% per annum, principal payments based on an agreed upon formula commencing January 1, 2006. Payment of the amounts due under the Term Notes accelerates upon the occurrence of an Event of Default.  Westernbank has waived certain requirements of the loan and security agreements such that non-compliance of certain covenants shall not trigger an event of default.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

(3)
The aggregate maturities of long term debt are as follows: for the year ending December 31, 2006-$9.2 million, for the year ending December 31, 2007-$9.5 million, and for the year ending December 31, 2008-$36.8 million. The Westernbank loans are automatically renewable after the initial three year period ending on March 31, 2008 on a year to year basis, unless terminated by the Company or Westernbank. The amortization schedules for repayment of the term loans range from 60 months to 180 months.

(4)
On March 31, 2005, the Company wrote off deferred charges, relating to the Laurus Master Funds revolving line of credit and convertible term note, of approximately $651,000 and debt discount of approximately $1.4 million. On such date the Company also recorded an early termination fee of $1.6 million, and repaid in full the debt to Laurus Funds

(5)	The Company leases computers and furniture under capital leases that expire in 2006. Interest rates on these leases range from 10% to 27% per annum.

Note 16.  Net Loss per Share

The Company follows the guidelines of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”) in calculating its loss per share. SFAS No. 128 states basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Common stock equivalents for purposes of determining diluted earnings per share include the effects of dilutive stock options, warrants and convertible securities. The effect on the number of shares of such potential common stock equivalents is computed using the treasury stock method or the if-converted method, as applicable. The Company has excluded all outstanding stock options and warrants as well as shares issued upon conversion of convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive.

Accordingly, as of December 31, 2005 and December 31, 2004, the Company had common stock equivalents of approximately 3,043,172 and 1,805,168 shares respectively, related to options and warrants. At December 31, 2004, the Company also had approximately 18,375,000 related to shares to be issued upon the conversion of the convertible debt. There was no convertible debt outstanding at December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

Note 17.  Commitments and Contingencies

Leases

The Company has commitments under various long-term operating lease agreements for various premises. For the year ended December 31, 2005, total rent of office space was approximately $202,000 (2004 - $180,000). In addition to rent, the Company and its subsidiaries are responsible for operating costs, real estate taxes and insurance. As of December 31, 2005, future minimum annual rental commitments under operating leases are as follows:

2006	$1,114
2007	971
2008	712
2009	423
2010	220
Thereafter	31
$3,471

Legal Matters

The Company and its subsidiaries are subject to claims and lawsuits arising in the ordinary course of business. Management, in consultation with its legal advisors, believes that the outcomes of such legal matters are remote and unlikely to have a material adverse effect on the Company’s financial position or operating results.

Key Suppliers

The Company purchases raw materials and components from a limited number of key suppliers. A loss of any one of these suppliers would have a material adverse affect on the Company’s operations.

Key Customers

For the year ended December 31, 2005, the Company’s three top customers accounted for approximately $29.2 million of revenue or approximately 59% of total net revenues. In comparison, for the year ended December 31, 2004, the Company’s top three customers accounted for approximately $7.5 million in net revenues or approximately 48% of total net revenues.

The Company’s management believes that a delay in the production requirements for any one of the Company’s major customers or the loss of any one of the Company’s top three customers would have a material adverse affect on operations and on the realizability of the Company’s assets.

Note 18.  Subsequent Events

Subsequent to year end, on January 4, 2006, our wholly owned subsidiary Exaeris Inc. commenced formal operations. Exaeris oversees sales and marketing activities independent of Inyx’s client manufacturing operations. Pursuant to the Company’s September 8, 2005 agreement with King Pharmaceuticals, Exaeris is directing the re-launch of King’s asthma medication Intal® (cromolyn sodium) in specialty markets, including allergists, pulmonologists, and pediatricians, and will co-market Tilade®  (nedocromil sodium), another of King’s respiratory products.

Subsequent to year end, between January 1, 2006 and March 24, 2006, the Company issued 4,574,517 shares of its restricted common stock upon the exercise of 4,574,517 warrants at prices per share ranging from $0.81 to $2.10, for total cash proceeds of approximately $4.5 million. All such proceeds were used for operating activities and working capital. In addition, pursuant to certain cashless exercise of warrants approximately 587,957 shares of common stock were returned into treasury.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

Subsequent to year end, the limit available under the revolving working capital line of the Second Westernbank Credit Facility was increased by $5 million to $16.7 million to accommodate the increased business activity.

Subsequent to year end the Company entered into an agreement with Laurus Funds to amend certain terms of payment of the exercise price and to change the exercise price on one of the existing warrant agreements.

Subsequent to year end the Company granted 170,000 options to purchase 170,000 shares of the Company’s common stock. The fair value of these options approximating $226,000 was calculated using the Black-Scholes option pricing model with the following assumptions: a risk free interest rate of 4.2%, an expected life of four years, a volatility factor of 56.8% and a dividend yield of 0%.

Note 19.  Stockholders’ Deficit

During the year ended December 31, 2005, the Company issued 380,000 shares of its restricted common stock as payment of $304,000 of principal due under the refinanced Laurus Note. Additionally, the Company issued 300,000 five-year stock purchase warrants to Laurus in conjunction with a waiver received and certain amendments to the registration rights agreement. The fair value of the warrants was approximately $162,000 based on the Black-Scholes option pricing model with the following weighted average assumption: a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 57%, and a dividend yield of 0%. This amount was charged to interest and financing costs on the consolidated statement of operations. On March 31, 2005, the Company issued 1,591,504 shares of the Company’s restricted common stock valued at approximately $1.3 million as payment of certain early termination fees in connection with the repayment of all amounts due to Laurus Funds as of March 31, 2005. Such repayment approximated $12.3 million.

During the year ended December 31, 2005, the Company recorded approximately $3.1 million of additional paid-in capital resulting from stock option compensation costs incurred during the period. The fair value was calculated using the Black-Scholes option pricing model with the following assumptions: a risk free interest rate of 3.14% to 4.20%, an expected life of four years, a volatility factor of 71% to 77%, and a dividend yield of 0%. This amount is included in general and administrative expenses in the consolidated statement of operations.

During the year ended December 31, 2005, the Company issued 10,000 shares of its common stock for exercising stock options at a price of $1.10 per share.

For the year ended December 31, 2005, the Company charged costs to additional paid in capital relating to a Form SB-2 registration statement amounting to $163,000 and approximately $7,000 for stock offering costs.

During the year ended December 31, 2005, the Company recorded approximately $3.4 of additional paid-in capital resulting from the exercise of 3,395,939 warrants at prices ranging from $1.00 to $1.35 per share. Proceeds amounting to approximately $3.4 million were used in for operating activities and working capital. In addition, pursuant to certain cashless exercise of warrants approximately 210,000 shares of common stock were returned into treasury.

Note 20.  Accumulated Comprehensive Loss

The accumulated comprehensive loss reflected in the consolidated statement of changes in stockholders’ deficit and other comprehensive loss represents accumulated foreign currency translation adjustments associated with the conversion of the Company’s United Kingdom and Canadian subsidiaries’ accounts to US dollars. These amounts are not adjusted for income taxes as they relate to an indefinite investment in foreign subsidiaries.

Note 21.  Equity Incentive Plans

On August 28, 2005, the Company adopted the 2005 Equity Incentive Plan (the “2005 Plan”), which provides for the granting of incentive awards, which include stock options, restricted stock and other stock-based awards for the benefit of employees, officers, directors and those persons who the Company believes may have made a valuable contribution to the Company. The 2005 Plan authorizes total stock awards of up to 6,000,000 shares of the Company’s common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

On May 1, 2003, the Company’s Board of Directors adopted the 2003 Stock Option Plan (the “2003 Plan”) which provides for the granting of stock options to employees, officers, directors and those making valuable contributions to the Company. The total number of shares of the Company’s common stock available for granting under the 2003 Plan is 5,000,000.

All options granted pursuant to the 2003 Plan and the 2005 Plan shall be exercisable at a price per share at least equal to the fair market price at the time of grant. Unless otherwise specified, all options expire ten years from the date of grant. Both the 2003 Plan and the 2005 Plan are administered by the Company’s Compensation Committee.

The weighted average fair value, at the date of the grant of the individual options granted during 2005 and 2004 was estimated at $1.36 and $1.18 respectively. The fair value of these options was estimated using the Black-Scholes option-pricing model, with the following assumptions for the year ended December 31, 2005: volatility rate of 71% to 77%, risk free interest rate of 3.14% to 4.20%, and expected life of four years and no dividend yield. The assumptions used to estimate the fair value of the options for the year ended December 31, 2004 were: volatility rate of 57%, risk free interest rate of 3.14%, an expected life of four years and no dividend yield for all periods.

Total compensation costs relating to stock options granted to employees, officers, directors, and other persons approximated $3.1 million for the year ended December 31, 2005 and $293,000 for the year ended December 31, 2004. These amounts are included in general and administrative expenses in the consolidated statement of operations, as the Company expects that it will continue to issue stock options to such persons.

A summary of stock option activity under the plans is shown below:

	For the Year Ended December 31, 2005 (000’s)	For the Year Ended December 31, 2004 (000’s)	For the Period from March 7, 2003 to December 31, 2003 (000’s)

Beginning balance	4,450	4,860	-
Granted	5,450	773	6,185
Exercised	(10)	(325)	(75)
Forfeited	(270)	(410)	(250)
Cancelled	(655)	(448)	(1,000)
Ending balance	8,965	4,450	4,860
Exercisable	6,614	3,627	3,212

The following table summarizes information concerning outstanding and exercisable options at December 31, 2005 and at December 31, 2004.

	Options Outstanding				Options Exercisable
	Range of Exercise Price	Shares Outstanding (000’s)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Exercisable (000’s)	Weighted Average Exercise Price
December 31, 2005	$0.90-$1.88	8,965	9	$1.25	6,614	$1.25
December 31, 2004	$0.90-$1.75	4,450	9	$1.18	3,627	$1.18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

Note 22.  Warrants

During the year ended December 31, 2005, the Company issued to Laurus Funds, 300,000 five year warrants in conjunction with a waiver received and certain amendments to the registration rights agreements with Laurus Funds. The waiver waived any Events of Default that may have occurred under the credit facility and term note due to Laurus Funds. These warrants allow the holders to purchase the Company’s common stock at a price of $0.95 per share. The fair value of these warrants was estimated using the Black-Scholes option pricing model with the following weighted average assumption: a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 57%, and a dividend yield of 0%. The value assigned to these warrants was approximately $162,000 and was charged as interest and financing costs to the Company’s consolidated statement of operations for the year ended December 31, 2005.

During the year ended December 31, 2005, the Company received approximately $3.4 million in cash proceeds from the exercise of 3,395,939 warrants at prices ranging from $1.00 to $1.35 per share. All such proceeds were used in for operating activities and working capital. In addition, pursuant to certain cashless exercise of warrants approximately 210,000 shares of common stock were returned into treasury.

Comparatively, during the year ended December 31, 2004 there were 9,974,187 warrants granted to purchase a maximum of 9,974,187 shares of common stock. 9,190,901 warrants were issued pursuant to the issuance of equity and are non-detachable 783,286 were granted to consultants as consideration for services in connection with the issuance of equity.

Additionally during the year ended December 31, 2004, there were 2,575,000 detachable warrants issued pursuant to consulting and investment banking agreements. These warrants allow the holders to purchase the Company’s common stock at prices ranging from $0.80 to $1.75 per share. The fair value of these warrants was estimated using the Black-Scholes option pricing model with the following weighted average assumption: a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 57%, and a dividend yield of 0%. The value assigned to these warrants was approximately $907,000 and was charged as general and administrative expenses to the Company’s consolidated statement of operations for the year ended December 31, 2004.

Additionally during the year ended December 31, 2004, there were 1,400,000 warrants were issued in conjunction with promissory notes to related parties issued during the year. The value assigned to these warrants based on the Black-Scholes option pricing model was $425,000 and was charged as interest and financing expense to the Company’s consolidated statement of operations for the year ended December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

Note 23.  Supplemental Cash Flow Information

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Period From March 7, 2003 to December 31, 2003
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4,155	$341	$261

Supplemental Disclosure of Non-Cash Financing Activities:
Acquisition of business assets of Aventis PR:
Debt issued - Westernbank	33,423	-	-
Repayment of Laurus Funds debt	11,984	-	-

Acquisition of CMSL:
Debt issued - Westernbank	25,215	-	-
Deferred purchase price	9,778	-	-
Excess over agreed working capital	4,607	-	-

Issuance of stock for services	-	323	-
Debt discount	-	522	-

Supplemental Disclosure of Non-Cash Investing Activities:
Conversion of shareholder debt of $100,000 into shares of stock	-	100	-
Write-off of unamortized beneficial feature related to retired Laurus Funds debt	565	-	-
Write-off of unamortized debt discount related to retired Laurus Funds debt	1,245	-	-
Capital leases	-	25	-
Acquisition of patent	-	37	-

Note 24.  Income Taxes

The Company’s U.S. and foreign components of net loss before income tax expense (benefit) and provision for income taxes consists of the following:

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Period From March 7, 2003 to December 31, 2003
Net loss before income taxes
United States	$(20,155)	$(8,689)	$(9,055)
Non-U.S.	(10,854)	(6,920)	(5,631)
	$(31,009)	$(15,609)	$(14,686)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

The reconciliation between the provision for income taxes computed at the U.S. federal tax rate and the amount reported is as follows:

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Period From March 7, 2003 to December 31, 2003
Computed at U.S. statutory income tax rate of 35%	$(10,853)	$(5,463)	$(5,140)
Lower effective tax rates on losses	1,965	-	-
Tax losses for which no tax benefit has been recorded	8,888	5,463	3,846
Increase in valuation allowances	-	1,333	-
Provision for income taxes	$-	$1,333	$(1,294)

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at December 31, 2005 and 2004 are set forth in the table below.

	December 31, 2005	December 31, 2004
Deferred tax liabilities:
Tax versus book basis of fixed assets	$(1,923)	$-
Total deferred tax liabilities	(1,923)	-

Deferred tax assets:
Bad debt reserves	6	-
Interest expense	1,426	-
Acquisition related costs	3,359	-
Net operating loss carry-forwards	12,580	5,607
Other, net	170	-
Total deferred tax assets	17,541	5,607
Valuation allowance for deferred tax assets	(17,476)	(5,607)
Deferred tax assets, net of allowances	65	-

Net deferred tax liability	$(1,858)	$-

Other Items

At December 31, 2005, the Company had approximately $22 million of U.S. operating loss carry-forwards expiring from 2006 through 2025; approximately $2 million of foreign loss carry-forwards expiring from 2006 through 2012 and approximately $18 million with an indefinite life. The Company has not made any provision for United States federal or foreign taxes that may result from future remittance of undistributed earnings of foreign subsidiaries because it is expected that such earnings will be permanently reinvested in the foreign operations.

Note 25.  Related Party Transactions

JK Services, a partnership of companies owned by the Company’s Chairman and CEO and his immediate family members, provides the services of the Chairman and CEO to the Company under certain sales commission and management services agreements. During the year ended December 31, 2005, the Company paid sales commissions of $642,000 to JK Services related to new commercial contracts initiated and completed by the Company’s Chairman and CEO. For the year ended December 31, 2005, such amounts are included in selling expenses in the Company’s consolidated statement of operations. There were no similar sales commission expenses paid to the Company’s Chairman and CEO for the year ended December 31,2004.In March 2003, the Company’s Chairman and CEO agreed to contribute £400,000 to Inyx Pharma so it could meet the shareholders equity requirement of its lender Venture Finance. Such contribution was made with an understanding that the Company would repay it when it could meet the financial covenant on its own, and the contribution was returned in November 2003 in the form of a management fee to JK Services. During 2003, amounts paid to JK Services were approximately $753,000 and were included in the Company’s general and administrative expenses in the consolidated statement of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

Kachkar Air LLC (“Kachkar Air”), a holding company owned by the Company’s Chairman and CEO leased a private aircraft from an unrelated aircraft management company, Priester Aviation. From time to time, the Company was allowed to utilize such leased aircraft for the Company’s own corporate travel requirements. In such instances, the Company paid Priester Aviation directly for the use of the aircraft and such fees amounted to the direct costs of the usage of the aircraft. Kachkar Air and Dr. Kachkar did not directly or indirectly receive any fees or compensation for allowing the Company to utilize its leased aircraft. For the year ended December 31, 2005, the Company paid approximately $680,000 to Priester Aviation for the use, service and maintenance of the Kachkar Air leased aircraft. The Priester Aviation charges were included in the Company’s general and administrative expenses in the consolidated statement of operations. There were no similar transactions in 2004 and 2003, respectively.

Carr Pharmaceuticals, Inc. (f/k/a Miza Pharmaceuticals USA, Inc.) (“Carr”), was an eye care product manufacturing and marketing company that was placed into Chapter 11 bankruptcy protection by its owners in May 2003, and was then subsequently liquidated by its secured lenders under a bankruptcy plan during 2005. Carr was previously owned by an entity controlled by the spouse of the Company’s Chairman and CEO. For the year ended December 31, 2005, the Company paid approximately $1.1 million to acquire all of the intellectual property of Carr. Such intellectual property consists of all of the manufacturing protocols, standard operating procedures, know-how, testing, stability and technical data, and FDA product registrations for seven prescription eye care formulations and five over-the-counter eye care and contact lens solutions which accounted for approximately $6.0 million in annual revenues during Carr’s last fiscal year of operations. Approximately $1.0 million of the total acquisition cost recorded in purchased intangibles on the Company’s consolidated balance sheet as of December 31, 2005, and the balance of approximately $100,000 was included in the Company’s general and administrative expenses in the consolidated statement of operations. The Company has subsequently transferred all of the acquired eye care intellectual property to its manufacturing facility in Puerto Rico in February 2006, and intends to commence manufacturing and commercializing the acquired eye care products in 2007.

Karver International, Inc. (“Karver”) is an affiliated company that subleases office space from the Company at its headquarters in New York City. This consists of approximately 25% of the Company’s total office space on the 40th Floor, 825 Third Avenue, New York, 10022. For the year ending December 31, 2005 and 2004, the Company charged Karver International approximately $36,000 and $30,000, respectively, for the sublease of furnished office space and approximately $15,000 in 2005 for management services in accordance with a related management services agreement. Under that management services agreement, certain Inyx employees located at the Company’s office in Toronto, Canada provide information technology and book-keeping services to Karver International; such services consist of approximately ten hours of allocated work-time per week. There were no similar charges in 2003.

During the years ended December 31, 2004 and 2003, the Company also paid to an affiliate approximately $12,000 and $66,000, respectively, for the sublease of office furniture and equipment in Toronto, Canada. Such costs were included in general and administrative expenses in the Company’s consolidated statement of operations for those respective years. There were no such sublease fees paid by the Company for the year ended December 31, 2005.

During the year ended December 31, 2004, the Company issued three promissory notes in aggregate amounting to $700,000 to two of the Company’s executives and an independent director. These notes carry interest of 10% per annum. The parties were issued warrants with a fair value of $178,000 for the issuance of the notes. This amount was charged to interest and financing costs in the consolidated statement of operations. The Company renewed these promissory notes upon maturity and as additional consideration for the renewal, the Company granted five-year warrants to the lenders to purchase an aggregate of 700,000 shares of its common stock at $0.95 per share. The fair values of these warrants amounted to $246,000 was charged to interest and financing costs in the consolidated statement of operations. During 2005, all amounts under these promissory notes including accrued interest were repaid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

On April 14, 2004, Inyx Realty, Inc., a subsidiary which the Company established solely to operate a corporate office lease in Miami Florida, was sold to First Jemini Trust, a discretionary family trust for the benefit of the Company’s Chairman/CEO’s family. As consideration for the sale, this related party assumed $100,000 of Inyx Realty’s liabilities. First Jemini Trust unconditionally assumed all of the liabilities associated with Inyx Realty, thus terminating all of the Company’s obligations under that lease.

During the year the Company paid $1.47 million to Aldo Union for pharmaceutical product dossiers. The Aldo Union dossiers are for products to be manufactured in Spain only - in this instance, we are extracting from those dossiers, relevant information/technical data/historical validation and stability information in order for us to copy generic versions of those products for other markets (i.e. outside of Spain) and to create new drug delivery formats for the active ingredients of these products. We have more work to do before these products will be ready for commercial production.  Therefore, these are only technical data dossiers that we are expending money on to create new products. We have expensed these payments for we are not absolutely certain whether these dossiers will have a definitive benefit to future periods. Dr. Santiago Calzada, who owns 100,000 shares in the Company as of December 31, 2005 is a principal of Aldo-Union. None of the Company’s management or its affiliates have or have had any interest or equity associations, or directorships in Aldo Union.

The table below summarizes the related party transactions of the Company for the periods discussed:

Summary of Related Party Expenses (Income)

	Year ended December 31, 2005	Year ended December 31, 2004	Period from March 7, 2003 through December 31, 2003
Rental income from affiliates	$(36)	$(30)	$-
Management fee charged to affiliates	(15)	-	-
Sales commission expense to JK Services	642	-	-
Consulting expense to JK Services	-	-	753
Costs for Priester Aviation	680	-	-
Interest expense for promissory notes to two of the Company’s executives and an independent director	37	12	-
Office furnishings expense to affiliate	-	12	66
Interest and financing charges on warrants issued to two of the Company’s executives and an independent director	-	424	-
Compensation costs associated with warrants issued to two of the Company’s executives and an independent director for finders fees relating to the acquisition of Aventis PR	-	158	-
Compensation costs associated with warrants issued to two of the Company’s executives and an independent director relating to private placements	-	530	158
Purchase of intellectual properties from Carr Pharmaceuticals	1,000	-	-
Finders fee to Carr Pharmaceuticals	100	-	-

Amounts due to related parties are included in accrued expenses and other current liabilities which were approximately $200,000 as of December 31, 2005. There were no amounts due from related parties as of December 31, 2005.

Note 26.  Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has experienced recurring operating losses and has an accumulated deficit and negative working capital. Additionally, the Company has significant debt which is due within the next twelve months.

The management of the Company intends to mitigate any factors relating to future liquidity and capital resources from:

1) Income generated from its recent acquisitions - the Ashton business, that the Company acquired, through its wholly-owned subsidiary, Inyx Europe, on August 31, 2005, has historically been a profitable operation and the Company expects it to continue to be so. The Company also expects to generate profits from its manufacturing facility in Puerto Rico that it acquired on March 31, 2005, and from its Inyx Pharma facility as two previously delayed major customer contracts have now commenced in late 2005. Additionally, the Company’s Exaeris subsidiary commenced operations in January, 2006 and the Company believes that it can establish new sources of revenue by marketing its own proprietary pharmaceutical products or selected clients’ products through collaborative agreements with its clients such as its September 8, 2005 product marketing an collaborative agreements with King Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

2) Its Westernbank credit facilities including its revolving working capital lines of credit and capital expenditure loans. During 2005, the Company received increased limits on the First Westernbank Credit Facility amounting in aggregate to $10 million. In addition, subsequent to year end, the Company received an additional $5 million increase to its limit under the Second Westernbank Credit Facility.

3) Issuance of equity or debt securities to assist funding its operations and growth strategies.

There can be no assurances that the Company’s intentions will be achieved or that additional financing will be obtained.

Note 27.  Financial Information about Geographic Areas

Net revenue, classified by the major geographic areas in which we operate, is set forth in the following table. The sum of the regions may not be equal to the total in the Consolidated Statements of Operations due to rounding:

	Year ended December 31, 2005	Year ended December 31, 2004	Period from March 7, 2003 through December 31, 2003
United States	$17,276	$1,566	$993
North America, excluding United States	1,178	1,780	2,016
United Kingdom	23,895	9,146	7,536
Europe, excluding United Kingdom	6,774	2,852	2,171
South America	348	296	375
Australia/New Zealand	94	22	8
Other	-	37	-
Total	$49,565	$15,699	$13,099

The net book value of our long-lived assets, classified by the major geographic areas in which we operate, is set forth in the following table:

	December 31, 2005	December 31, 2004
United States	$14,086	$1,554
North America, excluding the United States	191	68
United Kingdom	26,504	4,608
Total	$40,781	$6,230

Note 28.  Quarterly Selected Financial Information (Unaudited)

The following tables set forth unaudited consolidated quarterly selected financial information for the years ended December 31, 2005 and 2004. The Company believes that this information includes all adjustments necessary for a fair presentation of such quarterly information when read in conjunction with the “Notes to Consolidated Financial Statements” included herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

	2005 For the Three Months Ended
	December 31(3)	September 30	June 30	March 31
Net revenues	$25,479	$12,908	$8,501	$2,677
Gross profit	6,856	5,071	2,637	142
Total operating expenses	17,419	9,565(1(2))	6,132	2,540
Loss from operations before interest and financing costs and income tax expense and extraordinary item	(10,563)	(4,494)	(3,495)	(2,398)
Interest and financing costs	2,163	1,750	1,534	4,612
Loss before extraordinary item	(12,726)	(6,244)	(5,029)	(7,010)
Extraordinary item, net of taxes	(917)	-	917	-
Net loss	$(12,726)	$(6,244)	$(5,029)	$(7,010)
Basic and fully diluted loss per share	$(0.33)	$(0.16)	$(0.13)	$(0.18)
Weighted-average number of shares used in computing basic and fully diluted loss per share	40,802,851	39,985,613	39,983,983	38,296,035

(1)	Includes approximately $951,000 adjustment to costs relating to the acquisition of CMSL from UCB Pharma on August 31, 2005

(2)
Includes approximately $352,000 relating to stocks options granted in September of 2005. Certain vesting periods of such options were modified subsequent to grant date. As a result, it was determined that compensation costs recorded in the third quarter of 2005 were understated.

(3)
Reflects a reclassification of approximately $917,000 from extraordinary item, relating to the acquisition of the business assets of Aventis PR pursuant to a settlement agreement between the Company and the Seller dated November 2005.

	2004 For the Three Months Ended
	December 31	September 30	June 30	March 31
Net revenues	$4,150	$4,249	$2,774	$4,526
Gross profit (loss)	226	678	(136)	615
Total operating expenses	4,649	3,755	2,549	2,669
Loss from operations before interest and financing costs and income tax expense (benefit)	(4,423)	(3,077)	(2,685)	(2,054)
Interest and financing costs	896	750	698	1,026
Income tax expense (benefit)	1,726	-	-	(393)
Net loss	(7,045)	(3,827)	(3,383)	(2,687)
Basic and fully diluted loss per share	$(0.19)	$(0.12)	$(0.12)	$(0.09)
Weighted-average number of shares used in computing basic and fully diluted loss per share	38,013,000	32,523,000	28,747,582	28,747,582

UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

The following unaudited consolidated pro forma statements of operations presented herein for the years ended December 31, 2005 and 2004, respectively, give effect to the acquisitions of the business assets of Aventis PR and the Ashton operations as if these acquisitions had taken place at the beginning of the respective periods presented.

The pro forma results for the year ended December 31, 2005, as summarized below, include the actual results of the Company for the year ended December 31, 2005 combined with the results of the acquired business of Aventis PR for the three months ended March 31, 2005, and the results of the acquired business of Ashton for the eight month period ended August 31, 2005; i.e. prior to the acquisition dates of those two respective businesses.

The comparative pro forma results for the year ended December 31, 2004, as summarized below, include the actual results of the Company for the year ended December 31, 2004 combined with the results of the acquired business of Aventis PR for the year ended December 31, 2004, and the results of the acquired business of Ashton for the year ended December 31, 2004.

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

Unaudited Consolidated Pro Forma Statement of Operations
For the Twelve Months Ended December 31, 2005

	Aventis Pharmaceuticals Puerto Rico, Inc.	Adjustments	Aventis Puerto Rico (Acquired)	CMSL Ashton UK (Acquired)	Inyx, Inc.	Aventis PR Pro Forma Adjustments	CMSL UK Pro Forma Adjustments	Combined
Net revenues	15,575	(11,905)	3,670	28,042	49,565	-	-	81,277
Cost of sales	12,242	(10,261)	1,981	22,127	34,859	-	-	58,967
Gross profit	3,333	(1,644)	1,689	5,915	14,706	-	-	22,310

Operating expenses:
Research and development	-	-	-	-	3,406	-	-	3,406
General and administrative	2,609	(1,729)	880	2,401	24,575	-	-	27,856
Selling	-	12	12	635	3,005	-	-	3,652
Depreciation and amortization	-	71	71	2,690	3,283	220	248	6,512
Amortization of intangible assets	-	226	226	440	1,387	89	605	2,747
Total Operating expenses	2,609	(1,420)	1,189	6,166	35,656	309	853	44,173

Income (loss) from operations before interest and financing costs and income tax (benefit) expense	724	(224)	500	(251)	(20,950)	(309)	(853)	(21,863)

Interest (benefit) expense	(1,159)	1,524	365	-	10,059	(3,061)	1,728	9,091
Restructuring expense (benefit)	7,965	(7,965)	-	-	-	-	-	-

(Loss) profit before income tax expense	(6,082)	6,217	135	(251)	(31,009)	2,752	(2,581)	(30,954)

Income tax expense	-	-	-	98	-	-	774	872

Net (loss) income	(6,082)	6,217	135	(153)	(31,009)	2,752	(1,807)	(30,082)

Unaudited Consolidated Pro Forma Statement of Operations
For the Twelve Months Ended December 31, 2004

	Aventis Pharmaceuticals Puerto Rico, Inc.	Adjustments	Aventis Puerto Rico (Acquired)	CMSL Ashton UK (Acquired)	Inyx, Inc.	Aventis PR Pro Forma Adjustments	CMSL UK Pro Forma Adjustments	Combined
Net revenues	64,761	(52,620)	12,141	45,762	15,699	-	-	73,602
Cost of sales	44,438	(36,122)	8,316	35,506	14,316	-	-	58,137
Gross profit	20,323	(16,498)	3,825	10,256	1,383	-	-	15,465

Operating expenses:
Research and development	-	-	-	-	2,745	-	-	2,745
General and administrative	9,567	(6,517)	3,050	3,187	9,725	-	-	15,962
Selling	-	50	50	898	367	-	-	1,315
Depreciation and amortization	4,845	(4,268)	577	3,727	619	589	372	5,884
Amortization of intangible assets	-	-	-	134	166	1,259	909	2,469
Total Operating expenses	14,412	(10,735)	3,677	7,946	13,622	1,848	1,281	28,375

Income (loss) from operations before interest and financing costs and income tax expense (benefit)	5,911	(5,763)	148	2,310	(12,239)	(1,848)	(1,281)	(12,910)

Interest (benefit) expense	(2,632)	2,632	-	-	3,370	2,867	2,304	8,541
Restructuring expense (benefit)	42,822	(42,822)	-	-	-	-	-	-

(Loss) income before income tax and expense (benefit)	(34,279)	34,427	148	2,310	(15,609)	(4,715)	(3,585)	(21,451)

Income tax (benefit) expense	(13,116)	13,116	-	777	1,333	-	(1,076)	1,034

Net (loss) income	(21,163)	21,311	148	1,533	(16,942)	(4,715)	(2,509)	(22,485)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

Notes to Unaudited Pro Forma Consolidated Statement of Operations

For the Years Ended December 31, 2005 and 2004

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

(2)
Reflects the actual revenue and expenses historically recorded by CMSL. The figures have been converted from GBP’s to US dollars based on average exchange rates for each year. Adjustments were made to reduce the cost of sale and correspondingly increase the selling, general and administration cost to reflect consistent with US reporting format.

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

SIGNATURES

Pursuant to the requirements of the Securities Act, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 31, 2006.

INYX, INC.

By:	/s/ Jack Kachkar
Jack Kachkar, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Office	Date

/s/ Jack Kachkar	Chairman, Chief Executive	March 31, 2006
Jack Kachkar	Officer and Director
(Principal Executive Officer)

/s/ Rima Goldshmidt	Vice President of Finance	March 31, 2006
Rima Goldshmidt	and Acting Chief Financial
Officer
(Principal Accounting Officer)

/s/ Steven Handley	President and Director	March 31, 2006
Steven Handley

/s/ Colin Hunter	Vice President and Director	March 31, 2006
Colin Hunter

/s/ Douglas Brown	Director	March 31, 2006
Douglas Brown

/s/ Joseph Rotmil	Director	March 31, 2006
Joseph Rotmil