Form 10-Q
period 2006-03-31
INYX INC
filed 2006-05-17
CIK 1114241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

At May 4, 2006, the registrant had outstanding 50,389,860 shares of par value $0.001 common stock.

INYX, INC.
QUARTERLY REPORT ON 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Consolidated Balance Sheets
	Consolidated Statements of Operations
	Consolidated Statements of Cash Flows
	Notes to Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	36
Item 4.	Controls and Procedures	36

PART II — OTHER INFORMATION

Item 6.	Exhibits	37

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INYX, INC.
Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except for share amount)

	March 31,	December 31,
	2006	2005
	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$1,588	$1,023
Accounts receivable, net	22,241	19,782
Inventory, net	10,974	11,331
Prepaid expenses and other current assets	2,928	2,589
Total current assets	37,731	34,725

Property, plant and equipment, net	40,725	40,781
Deferred financing costs, net	1,384	1,434
Deferred costs and deposits	2,808	431
Purchased intangible assets, net	14,817	14,782
	59,734	57,428

Total assets	$97,465	$92,153

Liabilities and Stockholders' Deficit

Current liabilities:
Borrowings under working capital lines of credit	$30,839	$30,011
Accounts payable	14,523	11,589
Accrued expenses and other current liabilities	10,402	9,557
Deferred tax liability	1,809	1,858
Deferred revenues	76	-
Loan payable to Seller of Ashton	14,147	14,014
Current portion of long-term debt	9,255	9,288
Total current liabilities	81,051	76,317
Long term debt, net of current portion	44,185	46,236
Total liabilities	125,236	122,553

Commitments and contingencies

Stockholders' deficit:
Preferred stock - $0.001 par value, 10,000,000 shares
authorized - 0 shares issued and outstanding	-	-
Common stock - $0.001 par value, 150,000,000 shares
authorized - 47,996,994 shares issued and outstanding
at March 31, 2006 net of 600,366 treasury stock:
43,389,922 shares issued and outstanding at December 31, 2005	48	43
Additional paid-in capital	38,070	33,315
Accumulated deficit	(63,936)	(61,343)
Subscriptions receivable	(293)	(293)
Accumulated other comprehensive loss -
foreign currency translation adjustment	(1,660)	(2,122)
Total stockholders' deficit	(27,771)	(30,400)

Total liabilities and stockholders' deficit	$97,465	$92,153

The accompanying notes are an integral part of these consolidated financial statements.

INYX, INC.
Consolidated Statements of Operations
(Expressed in thousands of U.S. dollars, except per share amounts)

	For the Three Months Ending
	March 31,
	2006	2005
	(unaudited)

Net revenues	$21,412	$2,677
Cost of sales	13,111	2,535
Gross profit	8,301	142

Operating expenses:
Research and development	682	357
General and administrative	4,730	1,841
Selling	1,242	134
Depreciation	1,514	161
Amortization of intangible assets	436	47
Total operating expenses	8,604	2,540

Loss before interest and financing costs	(303)	(2,398)

Interest and financing costs	2,290	4,612

Net loss	$(2,593)	$(7,010)

Basic and fully diluted loss per share	$(0.06)	$(0.18)

Weighted-average number of shares used in computing
basic and fully diluted loss per share amounts	45,867,546	38,296,035

The accompanying notes are an integral part of these consolidated financial statements.

 INYX, INC.
Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

	For the Three Months Ending
	March 31,
	2006	2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,593)	$(7,010)
Adjustments to reconcile net loss to net cash provided by
operating activities-
Depreciation	1,514	161
Amortization of financing costs and debt discount	160	2,096
Amortization of intangible assets	436	47
Provision for bad debts	(687)	24
Reserve for inventory obsolescence	185	64
Compensation expense on stock options issued to employees	157	66
Warrants issued for financing and consulting fees	-	162
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(1,960)	811
Decrease in inventory	63	142
(Increase) decrease in prepaid and other current assets	(355)	1,427
Increase in deferred financing costs	(110)	-
Increase in deferred revenue	76	-
Increase in customer advance	-	3,392
Increase in accounts payable and accrued expenses	3,919	1,704
Other, net	(218)	16
Total adjustments	3,180	10,112
Net cash provided by operating activities	587	3,102

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,158)	(120)
Increase in deferred acquisition costs	(2,687)	-
Acquisition of Aventis Pharmaceuticals, Puerto Rico	-	(597)
Net cash used in investing activities	(3,845)	(717)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under working capital lines of credit	928	-
Proceeds from issuance of long term debt	246	-
Repayment of long term debt	(2,297)	-
Proceeds from issuance of demand notes to shareholders	-	600
Repayment of demand note to shareholders	-	(67)
Proceeds from issuance of common stock and warrants	4,577	-
Costs related to issuance of stock	(13)	-
Cost of registering stock (SB2 registration)	-	(82)
Proceeds from exercise of stock options	5	-
Repayment of capital lease obligation	-	(42)
Net cash provided by financing activities	3,446	409
Effect of exchange rate changes on cash	377	147

Net increase in cash and cash equivalents	565	2,941
CASH AND CASH EQUIVALENTS, at beginning of the period	1,023	336
CASH AND CASH EQUIVALENTS, at end of the period	$1,588	$3,277

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,078	$644

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

Note 1.  Business Description

Inyx, Inc. (“Inyx” or the “Company”) through its wholly-owned subsidiaries, Inyx Pharma Limited (“Inyx Pharma”), Inyx Canada Inc. (“Inyx Canada”), Inyx USA, Ltd. (“Inyx USA”), Inyx Europe Limited (“Inyx Europe”), including Inyx Europe’s wholly-owned subsidiary, Ashton Pharmaceuticals Limited (“Ashton Pharmaceuticals” or “Ashton”), and Exaeris Inc. (“Exaeris”), is a specialty pharmaceutical company which focuses on the development and manufacturing of prescription and over-the-counter aerosol pharmaceutical products and drug delivery technologies for the treatment of respiratory, allergy, cardiovascular and dermatological and topical conditions. In addition, the Company performs certain sales and marketing functions to market and promote its manufacturing, technical and product development capabilities to its client base.

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

On March 31, 2005, the Company’s Inyx USA operation acquired the business assets of Aventis Pharmaceuticals Puerto Rico, Inc. (“Aventis PR”) from the Sanofi-Aventis Group. The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standard No. 141 “Business Combinations” (“SFAS No. 141”). In connection with this acquisition, Inyx USA paid approximately $20.7 million as a total purchase price.  The results of operations of the acquired Aventis PR business assets are included in the Company’s consolidated results of operations effective April 1, 2005 (the day after completion of the acquisition of such business assets).

On August 31, 2005, the Company through its wholly-owned United Kingdom subsidiary, Inyx Europe, completed the purchase of all of the outstanding shares of Celltech Manufacturing Services Limited, (“CMSL”), a United Kingdom pharmaceutical manufacturing company, from UCB Pharma Limited (“UCB Pharma”), for approximately $40.7 million, thereby assuming possession and control of the operations of CMSL effective September 1, 2005. On September 9, 2005, the Company changed the “CMSL” name to Ashton Pharmaceuticals Limited. Ashton currently operates as a wholly-owned subsidiary of Inyx Europe, and its operating results are included in the Company’s consolidated results of operations effective September 1, 2005 (the day after completion of the acquisition of all of the outstanding stock of Ashton).

On March 29, 2005, Exaeris Inc. (“Exaeris”), a Delaware corporation, was incorporated as the Company’s wholly-owned subsidiary to manage and operate the Company’s product promotion and marketing activities, including those through collaborative agreements with other companies.

Inyx currently manages and operates its business as one operating segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

Note 2.   Basis of Presentation

The financial information presented herein should be read in conjunction with our consolidated financial statements for the year ended December 31, 2005. The accompanying consolidated financial statements for the three months ended March 31, 2006 and 2005 are unaudited but, in the opinion of management, include all necessary adjustments (consisting of normal, recurring in nature) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2006, however, are not necessarily indicative of operating results to be expected for the year.

Significant accounting policies are detailed in our annual report on Form 10-K for the year ended December 31, 2005.

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

The Aventis PR acquisition was funded through a credit facility from Westernbank Business Credit, a Division of Westernbank Puerto Rico (“Westernbank”). The Westernbank financing consists of a revolving loan, three term loans and a mezzanine loan, together referred to as the “First Westernbank Credit Facility” (see Note 14, footnote (1)).

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

The fair values assigned to the acquired assets are based on estimates and assumptions provided and other information compiled by management, including independent valuations that utilize established valuation techniques appropriate for the industry in which the Company operates. The property, plant and equipment are depreciated based on the Company’s existing depreciation policies. The intangible assets, which represent the value assigned to customer contracts, are amortized on a straight line basis over three years. The intangible asset which represents the value assigned to customer relationships is amortized on an accelerated period of ten years.

Note 4.  Acquisition of CMSL

On August 31, 2005, Inyx Europe, a wholly-owned United Kingdom subsidiary of the Company, completed the purchase of all of the outstanding shares of CMSL from UCB. On September 9, 2005, the Company changed the “CMSL” name to Ashton Pharmaceuticals Limited.

The Ashton share acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standard No. 141 “Business Combinations” (“SFAS No. 141”). The acquisition cost of $40.7 million consisted of an initial deposit of approximately $610,000, a cash payment at closing of approximately $23.2 million, a purchase price deferral of approximately $9.8 million payable in six installments commencing at the end of May 2006, an amount equivalent to $4.6 million representing the additional net current assets acquired not considered when purchase price was negotiated and direct transaction costs of approximately $2.4 million.

The Ashton acquisition was funded through a credit facility from Westernbank. The Westernbank financing consists of a revolving loan, three term loans and a mezzanine loan, together referred to as the “Second Westernbank Credit Facility” (see Note 14, footnote (2)).

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

The fair value of the assets acquired from the transaction totaled approximately $55.6 million based on independent third-party appraisals and valuations, which resulted in negative goodwill of $14.9 million. The negative goodwill was proportionately allocated over the non-current tangible and intangible assets acquired as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

	Fair Value of Assets and Liabilities Acquired	Allocation of Negative Goodwill	Allocation of Purchase Price of Assets and Liabilities Acquired
Land	$1,787	$(577)	$1,210
Buildings	7,146	(2,310)	4,836
Machinery and equipment	26,799	(8,661)	18,138
Net working capital	7,000	-	7,000
Excess over agreed working capital	4,607	-	4,607
Identifiable intangible assets subject to amortization:
Trademarks and trade names	160	(52)	108
Customer relationships	8,400	(2,715)	5,685
Product Licenses	1,820	(588)	1,232
Deferred tax liability	(1,858)	-	(1,858)
Assumed liability	(230)	-	(230)

	$55,631	$(14,903)	$40,728

Note 5.  Accounts Receivable, Net

Accounts receivable consist of the following:

	March 31, 2006 (Unaudited)	December 31, 2005
Trade receivables	$22,620	$20,824
Less allowance for doubtful accounts	(379)	(1,042)
	$22,241	$19,782

For the three months ended March 31, 2006, there was a release of bad debt provision of approximately $687,000 related to the subsequent collection of an aged debt. In comparison, for the three months ended March 31, 2005 there was a bad debt expense of approximately $24,000.

As of March 31, 2006 the Company had billed certain customers approximately $14.6 million in advance for raw materials and for services to be provided pursuant to arrangements under contract manufacturing and product support and services agreements that it has in place. Such advance invoicing has allowed the Company to acquire certain raw materials and components that have longer lead times and are required to manufacture such customers’ production requirements on a timely basis. Such amounts have been offset against deferred revenue for financial statement presentation purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

Note 6.  Inventory, Net

Inventory is comprised of the following:

	March 31, 2006 (Unaudited)	December 31, 2005
Finished goods	$1,498	$1,244
Work in process	4,057	3,145
Raw materials	8,209	8,000
	13,764	12,389
Less provision for obsolescence	(2,790)	(1,058)
	$10,974	$11,331

Note 7.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2006 (Unaudited)	December 31, 2005
Prepaid vendor invoices	$2,207	$1,501
Prepaid legal and consulting fees	169	67
Prepaid rent, property and sales tax	226	85
Prepaid insurance	13	289
Other prepaid expenses	104	292
Other non-trade receivables	209	355
	$2,928	$2,589

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

Note 8.      Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	March 31, 2006 (Unaudited)	December 31, 2005
Land	$2,681	$2,662
Buildings	9,306	9,144
Machinery, equipment and office furniture	29,408	26,152
Computer hardware and software	1,215	1,156
	42,610	39,114
Less accumulated depreciation	(5,726)	(4,201)
	36,884	34,913

Equipment held for future use (a)	1,541	1,541
Construction in progress (b)	2,300	4,327
	$40,725	$40,781

(a) The equipment held for future use consists of a manufacturing line which the Company is in the process of developing. Management expects to incur approximately $500,000 in additional costs to equip this manufacturing line for the filling and gassing of non-CFC aerosol pharmaceutical products.

(b) The construction in progress relates to costs associated with building a hydrocarbon aerosol manufacturing line for a number of pending customer projects at the Company’s Inyx USA facility. Additional costs and expenses necessary to complete the manufacturing line and commence commercial manufacturing on the line are estimated to be in excess of $11.0 million over the next two years.

For the three months ended March 31, 2006, depreciation of property, plant and equipment was approximately $1.5 million and for the same period in 2005 it was approximately $161,000.

Note 9.  Deferred Financing Costs, Net

As of March 31, 2006, the deferred financing costs, net, are comprised of bank fees and legal costs incurred in connection with obtaining the First and Second Westernbank Credit Facility. The Company incurred $969,000 in such costs and fees on March 31, 2005, when obtaining the First Westernbank Credit Facility, and an additional $788,000 on August 31, 2005 in obtaining the Second Westernbank Credit facility used to fund the Company’s acquisition of Ashton. During the three months ended March 31, 2006, the Company incurred an additional amount of $110,000 relating to amendment to the agreements increasing the limits under these credit facilities. Such deferred financing costs are being amortized to interest and financing costs over the three year term of the Westernbank credit facilities.

Deferred financing costs, net consist of the following:

	March 31, 2006 (Unaudited)	December 31, 2005
Deferred financing costs	$1,867	$1,757
Less accumulated amortization	(483)	(323)
	$1,384	$1,434

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

Note 10.     Deferred Costs and Deposits

Deferred costs and deposits consist of the following:

	March 31, 2006 (Unaudited)	December 31, 2005
Deferred acquisition costs (a)	$2,162	$407
Deposits and other	646	24
	$2,808	$431

(a)
The Company has deferred legal, consulting, translation, environmental, regulatory and risk assessment fees and costs for appraisals, third party travel and other direct costs relating to the strategic acquisitions (including business and intellectual property acquisitions) that the Company is currently working on. In management’s judgment, these business development activities and strategic acquisitions have a high probability of being successful and are expected to be completed within the next twelve months.

Deferred costs associated with successful negotiations will be included as part of the acquisition costs of such investments. If a related project is abandoned, deferred costs will be expensed in the Company’s results of operations.

Note 11.     Purchased Intangible Assets, Net

Purchased intangible assets consist of the following:

	March 31, 2006 (Unaudited)	December 31, 2005
Customer relationships (accelerated 10 year life and 15 year life)	$10,810	$10,810
Customer contracts (3 year life)	1,409	1,409
Customer list (12 year life)	1,280	1,280
Product licenses (10 year life)	1,232	1,232
Know-how (10 year life)	598	598
Patent (7 year life)	132	132
Trademarks and trade names (3 months)	108	108
	15,569	15,569
Effect of foreign currency transactions	(18)	(116)
Less accumulated amortization	(2,118)	(1,671)
Intangible assets, other (a)	1,384	1,000
	14,817	14,782

(a)
This amount relates to deposits made towards an intellectual property purchase which is in the process of being acquired and developed. The Company expects to incur additional costs and expenses to complete this project. Such costs are not currently being amortized.

Purchased intangible assets are carried at cost less accumulated amortization. For the three months ended March 31, 2006 and 2005, amortization expense related to intangible assets totaled approximately $436,000 and $47,000, respectively. The aggregate estimated amortization expense for intangible assets as of March 31, 2006 for the remainder of this year, each of the following four years and thereafter is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

9 months ending December 31, 2006	$1,348
Year ending December 31, 2007	1,766
Year ending December 31, 2008	1,534
Year ending December 31, 2009	1,251
Year ending December 31, 2010	1,223
Thereafter	6,311
$13,433

Note 12.     Borrowings under Working Capital Lines of Credit

 On March 31, 2005, the Company, through its wholly owned subsidiary Inyx USA, Ltd., obtained a three-year revolving working capital line of credit facility from Westernbank, under the First Westernbank Credit Facility, allowing the Company to borrow up to $10 million. On September 1, 2005, the limit was increased to $15 million.  Advances under this facility are limited to 85% of eligible accounts receivables and together with the reserve amounting to $500,000 shall not exceed $15 million, and 60% of eligible inventory which shall not exceed a sub-limit of $5 million for such inventory.  As of March 31, 2006, total advances under this facility amounted to approximately $13.2 million.

On August 31, 2005, the Company, through its wholly owned subsidiary Inyx Europe Limited, obtained an additional three-year revolving working capital line of credit facility with Westernbank, under the Second Westernbank Credit Facility, allowing the Company to borrow up to $11.7 million.  Advances under this facility are limited to 85% of eligible accounts receivables together with the reserve of $500,000 shall not exceed $11.7 million plus a reserve of $500,000, and 60% of eligible inventory which shall not exceed a sub-limit of $5 million for such inventory.  On January 19, 2006, this facility was increased to $16.7 million. As of March 31, 2006, total advances under this facility amounted to approximately $13.0 million.

On November 22, 2005, the Company obtained an additional facility of up to $5.0 million from Westernbank under the First Westernbank Credit Facility. This Secured Over Formula Advance (“SOFA”) facility is collateralized by the equity in Company owned fixed assets, to be utilized for prepayment of inventory purchases and is revolving in nature. As at March 31, 2006, total advances under this facility amounted to approximately $4.6 million.

Borrowings under the above facilities bear interest at Westernbank’s prime rate (7.5% as of March 31, 2006) plus 1.0%.  Borrowings under the revolving working capital lines of credit are collateralized by the eligible receivables and inventories and are guaranteed by the Company and its subsidiaries.  The Company is required to maintain compliance with certain financial covenants including a specified working capital and net worth levels based on the Company’s consolidated operating budget.  As of March 31, 2006, Westernbank has waived certain requirements of the loan and security agreements such that non-compliance of certain covenants shall not trigger an event of default.

Note 13.     Loan Payable to Seller of Ashton

As of March 31, 2006 the Company owed the previous owner of Ashton, UCB Pharma, approximately $9.6 million (€8.0 million) relating to a deferred purchase price of that business. The Company also owes approximately $4.5 million (£2.6 million) as payment due for the additional net current assets acquired not considered when the purchase price was negotiated between the parties (“excess working capital adjustment”).

The deferred purchase price is non-interest bearing and is payable by the Company to UCB in six monthly payments commencing at the end of May 2006, which may be extended by mutual agreement between the parties. The Company is also entitled, at any time prior to payment of the balance of the purchase price, to set-off against any unpaid claim it may have against UCB under the share purchase agreement of Ashton. As security collateral for the purchase price deferral, and to be released upon full payment of such deferral, the Company granted UCB a secondary security position over the Company’s assets behind Westernbank’s current first security position. Westernbank and UCB have also agreed to an inter-creditor agreement to be terminated upon full payment of the purchase price deferral. The excess working capital adjustment amounting to approximately $4.5 million, is interest bearing at Barclay’s Bank base rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

Note 14.     Long Term Debt, Net of Current Portion

Debt, net of current portion, consists of the following:

	March 31, 2006 (Unaudited)	December 31, 2005
Prime+ 2% Secured Term Promissory Note A issue to Westernbank (1)	$2,561	$2,315
Prime+ 2% Secured Term Promissory Note B issue to Westernbank (1)	12,070	12,780
Prime+ 2% Secured Term Promissory Note C issue to Westernbank (1)	11,210	11,407
15% Secured Term Loan D Promissory Note issued to Westernbank (1)	4,250	4,500
Prime+ 2% Secured Term Promissory Note A issue to Westernbank by Inyx Europe (2)	2,934	2,983
Prime+ 2% Secured Term Promissory Note B issue to Westernbank by Inyx Europe (2)	9,147	9,637
Prime+ 2% Secured Term Promissory Note C issue to Westernbank by Inyx Europe (2)	2,800	2,950
15% Secured Term Loan D-Europe Promissory Note issued to Westernbank by Inyx Europe (2)	8,400	8,850
Capital lease obligations, due to financial institutions, collateralized by software and equipment, due in monthly installments of $14,000 including interest of 10% to 27%, through 2006 (3)	68	102
	53,440	55,524
Less current portion	(9,255)	(9,288)
	$44,185	$46,236

(1)
On March 31, 2005 the Company secured a non-dilutive asset based secured credit facility from Westernbank originally totaling $46 million, and then subsequently increased to $51 million and $56 million in aggregate by Westernbank on September 1, 2005 and November 22, 2005 respectively (the “First Westernbank Credit Facility”). The First Westernbank Credit Facility is comprised of a revolving loan (see Note 12) of up to $15 million including a reserve of $500,000, a SOFA line of up to $5.0 million (see Note 12), capital expenditure loan Term Note “A” of up to $5 million, for the purpose of funding ongoing construction or the acquisition of new equipment, two term loans (Term Notes “B” and “C”) and a mezzanine loan (Term Loan “D”) amounting in aggregate to up to $31 million for purpose of refinancing the indebtedness to Laurus Funds and purchasing the business assets of Aventis PR,. The term notes are collateralized by substantially all the property of the Company and its subsidiaries whether now owned or thereafter to be acquired. All the term loans mature March 31, 2008 and are automatically renewed on a year to year basis unless terminated by the Company or Westernbank. Term Notes “A”, “B”, and “C” bear interest at Westernbank prime rate + 2%. The mezzanine loan (Term Loan “D”) bears interest at the rate of 15% per annum. Payment of the amounts due under the Term Notes accelerates upon the occurrence of an Event of Default.

(2)
In connection with the acquisition of Ashton, the Company, through its wholly owned subsidiary, Inyx Europe, obtained an additional non-dilutive asset based secured credit facility from Westernbank totaling $36.5 million (the “Second Westernbank Credit Facility”). The Second Westernbank Credit Facility is comprised of a revolving loan of up to $11.7 million including a reserve of $500,000 (see Note 12) plus a series of four term loans (Term Loan “A”, “B”, “C” and “D”), amounting in aggregate up to $24.8 million, and utilized to help fund the acquisition of all the outstanding shares of Ashton. The loans are secured by all of the assets of the Company and its subsidiaries whether now owned or thereafter to be acquired, The principal payments of Term Notes “A”, “B” and “C” commenced on December 1, 2005. All of the Term Notes mature on March 31, 2008, and are automatically renewed on a year-to-year basis unless terminated by the Company or Westernbank. Term Notes “A”, “B” and “C” bear interest at Westernbank prime rate + 2%. Term Loan “D” bears interest at the rate of 15% per annum, principal payments based on an agreed upon formula commenced January 1, 2006. Payment of the amounts due under the Term Notes accelerates upon the occurrence of an Event of Default.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

(3)	The Company leases computers and furniture under capital leases that expire in 2006. Interest rates range from 10% to 27%.

The aggregate maturities of the Westernbank long term debt facilities are as follows: for the nine month period ending December 31, 2006-$6.9 million, for the year ending December 31, 2007-$9.6 million, and for the year ending December 31, 2008-$36.9 million. These Westernbank loans are automatically renewable after the initial three year period ending on March 31, 2008 on a year to year basis, unless terminated by the Company or Westernbank. The amortization schedule for repayment of the term loans ranges from 60 months to 180 months.

Note 15.      Net Loss per Share

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

Accordingly, as of March 31, 2006 and December 31, 2005, the Company had common stock equivalents of approximately 11,717,852 and 3,043,172 shares respectively, related to options and warrants.

Note 16.     Commitments and Contingencies

Leases

The Company has commitments under various long-term operating lease agreements for various premises. For the three months ended March 31, 2006 and 2005, total rent of office space was approximately $64,000 and $40,000, respectively. In addition to rent, the Company and its subsidiaries are responsible for operating costs, real estate taxes and insurance. As of March 31, 2006, future minimum annual rental commitments under operating leases are as follows:

9 months ending December 31, 2006	$843
Year ending December 31, 2007	977
Year ending December 31, 2008	715
Year ending December 31, 2009	424
Year ending December 31, 2010	220
Thereafter	31
$3,210

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

Key Customers

For the three months ended March 31, 2006, the Company’s three top current customers in aggregate accounted for approximately $12.7 million of revenue or approximately 59% of total net revenues. In comparison, for the three months ended March 31, 2005, the Company’s top three customers in aggregate accounted for approximately $1.4 million in net revenues or approximately 51% of total net revenues.

The Company’s management believes that a delay in the production requirements for any one of the Company’s major customers or the loss of any one of the Company’s top three customers would have a material adverse affect on operations and on the realizability of the Company’s assets.

 Note 17.     Subsequent Events

Subsequent to March 31, 2006, the Company granted 420,000 stock options to purchase 420,000 shares of the Company’s common stock. The fair value of these shares approximating $634,000 was evaluated using the Black-Scholes option pricing model with the following assumptions: a risk free interest rate of 4.8%, an expected life of four years, a volatility factor of 64.4% and a dividend yield of 0%.

Subsequent to March 31, 2006, the Company issued 1,782,405 shares of its restricted common stock upon the exercise of 1,782,405 warrants at prices per share ranging from $1.00 to $1.50 for total cash proceeds of approximately $1.8 million. All such proceeds were used for operating activities and working capital. In addition, pursuant to certain cashless exercise of warrants 10,095 shares of common stock were returned into treasury.

Note 18.     Stockholders’ Deficit

During the three months ended March 31, 2006, the Company recorded approximately $157,000 of additional paid-in capital resulting from stock option compensation costs incurred during the period. The fair value was calculated using the Black-Scholes option pricing model with the following assumptions: a risk free interest rate of 3.14% to 4.20%, an expected life of four years, a volatility factor of 53% to 77%, and a dividend yield of 0%. This amount is included in general and administrative expenses in the consolidated statement of operations.

During the three months ended March 31, 2006 the Company issued 5,000 shares of its common stock with a value of approximately $6,000 for exercising stock options at a price of $1.10 per share.

For the three months ended March 31, 2006, the Company charged approximately $13,000 to additional paid in capital for stock offering costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

During the three months ended March 31, 2006, the Company received approximately $4.6 million in cash proceeds from the exercise of 4,602,072 warrants at prices per share ranging from $0.81 to $2.60. All such proceeds were used for operating activities and working capital. In addition, pursuant to certain cashless exercise of warrants, approximately 391,000 shares of common stock were returned into treasury.

Note 19.     Equity Incentive Plans

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

For the three months ended March 31, 2006, the Company granted 277,000 stock options to purchase 277,000 shares of the Company’s common stock. The fair value of these shares approximating $371,000 was evaluated using the Black-Scholes option pricing model with the following assumptions: a risk free interest rate of 4.2%, an expected life of four years, a volatility factor of 53% to 67% and a dividend yield of 0%.

During the three months ended March 31, 2006 the Company issued 5,000 shares of its common stock with a value of approximately $6,000 for exercising stock options at a price of $1.10 per share.

For the three months ended March 31, 2006 and 2005, 310,000 and 400,000 stock options respectively were forfeited and cancelled.

Total compensation costs relating to stock options granted to employees, officers, directors, and other persons approximated $157,000 for the three months ended March 31, 2006 and $66,000 for the three months ended March 31, 2005. These amounts are included in general and administrative expenses in the consolidated statement of operations, as the Company expects that it will continue to issue stock options to such persons.

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

Note 21.     Warrants

During the three months ended March 31, 2006, the Company received approximately $4.6 million in cash proceeds from the exercise of 4,602,072 warrants at prices per share ranging from $0.81 to $2.60. All such proceeds were used for operating activities and working capital. In addition, pursuant to certain cashless exercise of warrants, approximately 391,000 shares of common stock were returned into treasury.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts are expressed in thousands of U.S. dollars except per share amounts)

Comparatively, during the three months ended March 31, 2005, the Company issued to Laurus Funds, 300,000 five year warrants in conjunction with a waiver received and certain amendments to the registration rights agreements with Laurus Funds. The waiver waived any Events of Default that may have occurred under the credit facility and term note due to Laurus Funds. These warrants allow the holders to purchase the Company’s common stock at a price of $0.95 per share. The fair value of these warrants was estimated using the Black-Scholes option pricing model with the following weighted average assumption: a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 57%, and a dividend yield of 0%. The value assigned to these warrants was approximately $162,000 and was charged as interest and financing costs to the Company’s consolidated statement of operations for the three months ended March 31, 2005.

Note 22.      Related Party Transactions

Karver International, Inc. (“Karver”) is an affiliated company that subleases office space from the Company on the 40th Floor, 825 Third Avenue, New York, New York 10022. This consists of approximately 25% of the Company’s total office space in New York. For the three months ended March 31, 2006 and 2005, the Company charged Karver $9,375 and $9,000, respectively, for the sublease of furnished office space. In addition, the Company charged Karver $7,500 for the three months ended March 31, 2006 for management services in accordance with a related management services agreement. Under that management services agreement, certain Inyx employees located at the Company’s office in Toronto, Canada provide information technology, word processing and bookkeeping services to Karver, with such services consisting of approximately ten hours of allocated work-time per week. There were no similar charges for the three months ended March 31, 2005.

During the three months ended March 31, 2006, the Company entered into a short-term lease agreement with Karver for sublease of an office space in Miami, Florida on a month to month basis. Monthly rent payments amount to $2,500. For the three month period, the Company paid a total of $5,000 to Karver for sublease of this office space.

Note 23.  Liquidity and Capital Resources

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

The management of the Company intends to mitigate any factors relating to future liquidity and capital resources from:

1) Income generated from its recent acquisitions - the Ashton business, that the Company acquired, through its wholly-owned subsidiary, Inyx Europe, on August 31, 2005, has historically been a profitable operation and the Company expects it to continue to be so. The Company also expects to generate profits from its manufacturing facility in Puerto Rico that it acquired on March 31, 2005, and from its Inyx Pharma facility as two previously delayed major customer contracts have now commenced in late 2005. Additionally, the Company’s Exaeris subsidiary commenced operations in January 2006, and the Company believes that it can establish new sources of revenue by marketing its own proprietary pharmaceutical products or selected clients’ products through collaborative agreements with its clients such as its September 8, 2005 product marketing and collaborative agreements with King Pharmaceuticals, Inc.

2) Its Westernbank credit facilities including its revolving working capital lines of credit and capital expenditure loans. During 2005, the Company received increased limits on the First Westernbank Credit Facility amounting in aggregate to $10 million. In addition, in January 2006, the Company received an additional $5 million increase to its limit under the Second Westernbank Credit Facility.

3) Issuance of equity or debt securities to assist funding its operations and growth strategies.

There can be no assurances that the Company’s intentions will be achieved or that additional financing will be obtained.

UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

The following unaudited consolidated pro forma statements of operations presented herein for the three months ended March 31, 2005 and the year ended December 31, 2005 give effect to the acquisitions of the business assets of Aventis PR and the CMSL (n/k/a Ashton) operations as if these acquisitions had taken place at the beginning of the respective periods presented.

The pro forma results for the three months ended March 31, 2005 and year ended December 31, 2005, as summarized below, include the actual results of the Company combined with the results of the acquired businesses of Aventis PR and CMSL (n/k/a Ashton) for the three months ended March 31, 2005.

The pro forma results for the year ended December 31, 2005, as summarized below, include the actual results of the Company combined with the results of the acquired business of Aventis PR for the three months ended March 31, 2005, and the results of the acquired business of CMSL (n/k/a Ashton) for the eight months ended August 31, 2005; i.e. prior to the respective acquisition dates of those two businesses.

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

The CMSL (n/k/a Ashton) acquisition was a share purchase agreement. As such, all historical financial information is assumed to be as recorded with the exception of the pro forma adjustments as described in the following notes.

Unaudited Consolidated Pro Forma Statement of Operations
For the Three Months Ended March 31, 2005

	Aventis Pharma-ceuticals Puerto Rico, Inc.	Adjustments(1)	Aventis Puerto Rico (Acquired)(1a)	CMSL (n/k/a Ashton) (Acquired)(2)	Inyx, Inc.	Aventis PR Pro Forma Adjustments		CMSL (n/k/a Ashton) Pro Forma Adjustments		Combined
Net revenues	$15,575	$(11,905)	$3,670	$12,699	$2,677	$-		$-		$19,046
Cost of sales	12,242	(10,261)	1,981	10,770	2,535	-		-		15,286
Gross profit	3,333	(1,644)	1,689	1,929	142	-		-		3,760

Operating expenses:
Research and development	-	-	-	-	357	-		-		357
General and administrative	2,609	(1,729)	880	956	1,841	-		-		3,677
Selling	-	12	12	279	134	-		-		425
Depreciation	-	71	71	941	161	(29	(3a)	93	(4a)	1,237
Amortization of intangible assets	-	226	226	165	47	57	(3b)	227	(4b)	722
Total Operating expenses	2,609	(1,420)	1,189	2,341	2,540	28		320		6,418

Income (loss) from operations before interest and financing costs and income tax benefit	724	(224)	500	(412)	(2,398)	(28)		(320)		(2,658)

Interest (benefit) expense	(1,159)	1,524	365	-	4,612	(3,778	(3c)	576	(4c)	1,775
Restructuring expense (benefit)	7,965	(7,965)	-	-	-	-		-		-

(Loss) profit before income tax benefit	(6,082)	6,217	135	(412)	(7,010)	3,750		(896)		(4,433)

Income tax benefit	-	-	-	160	-	-		269		429

Net (loss) income	$(6,082)	$6,217	$135	$(252)	$(7,010)	$3,750		$(627)		$(4,004)

Unaudited Consolidated Pro Forma Statement of Operations
For the Twelve Months Ended December 31, 2005

	Aventis Pharma-ceuticals Puerto Rico, Inc.	Adjustments(1)	Aventis Puerto Rico (Acquired)(1a)	CMSL (n/k/a Ashton) (Acquired)(2)	Inyx, Inc.	Aventis PR Pro Forma Adjustments		CMSL (n/k/a Ashton) Pro Forma Adjustments		Combined
Net revenues	$15,575	$(11,905)	$3,670	$28,042	$49,565	$-		$-		$81,277
Cost of sales	12,242	(10,261)	1,981	22,127	34,859	-		-		58,967
Gross profit	3,333	(1,644)	1,689	5,915	14,706	-		-		22,310

Operating expenses:
Research and development	-	-	-	-	3,406	-		-		3,406
General and administrative	2,609	(1,729)	880	2,401	24,575	-		-		27,856
Selling	-	12	12	635	3,005	-		-		3,652
Depreciation	-	71	71	2,690	3,283	220	(3a)	248	(4a)	6,512
Amortization of intangible assets	-	226	226	440	1,387	89	(3b)	605	(4b)	2,747
Total Operating expenses	2,609	(1,420)	1,189	6,166	35,656	309		853		44,173

Income (loss) from operations before interest and financing costs and income tax benefit	724	(224)	500	(251)	(20,950)	(309)		(853)		(21,863)

Interest (benefit) expense	(1,159)	1,524	365	-	10,059	(3,061	(3c)	1,728	(4c)	9,091
Restructuring expense (benefit)	7,965	(7,965)	-	-	-	-		-		-

(Loss) profit before income tax benefit	(6,082)	6,217	135	(251)	(31,009)	2,752		(2,581)		(30,954)

Income tax benefit	-	-	-	98	-	-		774		872

Net (loss) income	$(6,082)	$6,217	$135	$(153)	$(31,009)	$2,752		$(1,807)		$(30,082)

Notes to Unaudited Pro Forma Consolidated Statement of Operations

For the Three Months Ended March 31, 2005 and for the Year Ended December 31, 2005

(1)	Reflects adjustments to back out certain revenues and expenses historically recorded or incurred by Aventis PR which related to those operations not acquired by Inyx USA.

a.
Aventis PR’s revenue represents all manufacturing revenues relating to the carved-out business of Aventis PR and was derived using the actual product volumes of the products acquired in the acquisition on March 31, 2005, extended at the newly negotiated unit prices for each one of these products.

(2)
Reflects the actual revenue and expenses historically recorded by CMSL (n/k/a Ashton). The figures have been converted from GBP’s to US dollars based on average exchange rates for each year. Adjustments were made to reduce the cost of sale and correspondingly increase the selling, general and administration cost to remain consistent with US reporting format.

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

(4)	Reflects the following pro forma adjustments related to the CMSL (n/k/a Ashton) acquisition:

a.	Depreciation expense was adjusted to reflect the fair value of assets acquired as of the closing of the acquisition on August 31, 2005, based on valuations provided by a third party.

b.
Amortization of intangible assets was recorded to reflect the amortization of purchased intangible assets subject to amortization including customer contract renewals and customer relationships acquired in the CMSL (n/k/a Ashton) acquisition on August 31, 2005, and based on valuations provided by a third party.

c.	Reflects additional interest expense from the new Westernbank credit facility closed on August 31, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Statements included in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, but involve risks and uncertainties that could cause actual results to differ from those projected. The use of terminology such as “expect,” “believe,” “intend,” “continue,” “anticipate” and other similar expressions generally identify forward-looking statements. They include statements relating to, among other things, future capital, business strategies, expansion and growth of operations, cash flow, marketing of products and services, and development of new products and services. Factors that could cause actual results to differ materially include, but are not limited to, those described throughout this report. The Company disclaims any obligation to update or revise any forward-looking statements to reflect events or circumstances occurring hereafter.

General

Inyx, Inc. (“Inyx”, “we”, “us”, “our”, or the “Company”), through its wholly-owned subsidiaries, Inyx USA, Ltd. (“Inyx USA”), Inyx Pharma Limited (“Inyx Pharma”), Inyx Canada Inc. (“Inyx Canada”), Inyx Europe Limited (“Inyx Europe”), including Inyx Europe’s wholly-owned subsidiary, Ashton Pharmaceuticals Limited (“Ashton Pharmaceuticals” or “Ashton”) , and Exaeris Inc. (“Exaeris”), is a specialty pharmaceutical company. We focus our expertise on the development and manufacturing of prescription and over-the-counter (“OTC”) aerosol pharmaceutical products and drug delivery technologies for the treatment of respiratory, allergy, cardiovascular, dermatological and topical conditions. Our client base primarily consists of ethical pharmaceutical corporations, branded generic pharmaceutical distributors and biotechnology companies. Although we perform some sales and marketing functions, we have limited product distribution capabilities and so we depend on our customers’ distribution channels or strategic partners to market and sell the pharmaceutical products we develop and manufacture for them.

Recent Developments

Commencement of Operations of Exaeris

On March 29, 2005, we incorporated a wholly-owned subsidiary, Exaeris Inc. (“Exaeris”), a Delaware Corporation, to manage and operate our pharmaceutical marketing and commercial activities, including those through collaborative agreements with other companies. In January 2006, Exaeris commenced formal operations.

Exaeris is led by its President, Stephen Beckman, who we hired on September 1, 2005. Mr. Beckman has more than 15 years experience in the sales, marketing and commercialization of pharmaceutical products. Exaeris is currently building its management team and sales force.

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

In addition to continuing to develop a sales force, Exaeris’ management team’s initial primary focus will be to provide the sales, marketing and product promotion support required for our product development, manufacturing and marketing collaboration agreements with King Pharmaceuticals, Inc. (“King”) regarding King’s Intal® and Tilade® products. Intal® and Tilade® are non-steroidal, anti-inflammatory agents for the management of asthma. Such multi-year agreements were signed on September 8, 2005 and include the formation of an Alliance Management Committee (“AMC”), comprised of three senior executives from each company who will plan, administer and monitor the activities of parties under the noted agreements. Under the King marketing and collaboration agreements, Exaeris will commence co-promoting and marketing Intal® and Tilade® in 2006.

Acquisition of Celltech Manufacturing Services Limited

On August 31, 2005, our Company through our wholly-owned United Kingdom subsidiary, Inyx Europe, completed the purchase of all of the outstanding shares of Celltech Manufacturing Services Limited (“CMSL”), a United Kingdom pharmaceutical manufacturing company, from UCB Pharma Limited (“UCB Pharma”), for approximately $40.7 million comprised of an initial deposit of approximately $610,000, a cash payment at closing of approximately $23.2 million, a purchase price deferral of approximately $9.8 million payable in six installments, an amount equivalent to $4.6 million representing the excess working capital over the targeted working capital at closing agreed to between the parties and direct transaction costs of approximately $2.4 million, and thereby assumed possession and control of the operations of CMSL effective September 1, 2005. On September 9, 2005, the Company changed the “CMSL” name to Ashton Pharmaceuticals Limited. Ashton currently operates as a wholly-owned subsidiary of Inyx Europe, and its operating results are included in the Company’s consolidated results of operations effective September 1, 2005 (the day after completion of the acquisition of all of the outstanding stock of Ashton).

Ashton has over 50 years of experience in pharmaceutical development and manufacturing, and currently produces a portfolio of branded and non-branded products for third party customers including UCB, its previous parent company. Before its acquisition by the UCB Group in 2004, the Ashton business was part of the Celltech Group PLC.

Ashton operates a 152,000 square foot cGMP (current Good Manufacturing Practice) facility approved to manufacture pharmaceuticals products for the United Kingdom, Europe and Asia. The site is regulated by the United Kingdom MHRA (Medicines and Healthcare products Regulatory Agency) and the EMEA (the European Agency for the Evaluation of Medicinal Products). The manufacturing site is comprised of a complex of pharmaceutical manufacturing, laboratory and product support, storage space, and administrative office premises located on an approximately 7.3-acre piece of land in Ashton, near Manchester, in the North West of England, and approximately one hour away by car from our Company’s other United Kingdom operation, Inyx Pharma Limited, located in Runcorn, Cheshire. Ashton currently has approximately 300 employees consisting of management, commercial and finance, production, quality control and testing and technical and distribution support staff.

The Ashton facility is approved to produce pharmaceuticals, including solid dose, sterile and dry powder inhaler products, for the United Kingdom, Europe and Asia. Through the Ashton Site, the Company also manufactures steroids, hormonal products and highly potent product formulations. The Ashton site also possesses a controlled drug license from the MHRA.

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

Acquisition of the Business Assets of Aventis PR

On March 31, 2005, Inyx USA acquired the business assets of Aventis Pharmaceuticals Puerto Rico, Inc. (“Aventis PR”) from the Sanofi-Aventis Group. The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standard No. 141 “Business Combinations” (“SFAS No. 141”). In connection with this acquisition, Inyx USA paid approximately $20.7 million as a total purchase price comprising of a cash payment of approximately $19.7 million paid upon closing, approximately $2.7 million in direct transaction costs (including approximately $90,000 of additional transaction costs incurred subsequent to closing), a subsequent purchase price adjustment of approximately $570,000 paid to Aventis PR in August 2005, and received a purchase price reduction amounting to approximately $2.3 million relating to the final value assigned to the commercial contracts transferred to the Company on acquisition as agreed by the Company and Aventis PR, pursuant to a purchase price settlement adjustment in November 2005. Aventis PR is a pharmaceutical manufacturing operation producing dermatological, respiratory and allergy products under contract manufacturing agreements with third party customers. The results of operations of the acquired Aventis PR business assets are included in the Company’s consolidated results of operations effective April 1, 2005 (the day after completion of the acquisition of such business assets).

The Aventis PR business assets that we acquired are located on a 9.5 acre property in Manatí, Puerto Rico comprised of a 140,000 square foot pharmaceutical manufacturing operation with supporting equipment, laboratories, warehouse and office space. We retained 145 employees and the operation currently manufactures dermatological, respiratory and allergy products, including niche aerosol pharmaceutical products.

Prior to our acquisition of its manufacturing assets, Aventis PR previously produced pharmaceutical products in accordance with a contract manufacturing agreement with its parent company, Aventis Pharmaceuticals.

Consolidated Results

The accompanying consolidated financial information includes the accounts of Inyx and its wholly-owned subsidiaries, Inyx Pharma, Inyx Canada, Inyx USA, Inyx Europe, including Inyx Europe’s wholly-owned subsidiary Ashton Pharmaceuticals, and Exaeris. All inter-company accounts and transactions have been eliminated in consolidation. The Pro Forma results give effect to the acquisitions of Aventis PR (“Inyx USA”) and CMSL (“Ashton”) as if these operations had been owned and operated by Inyx for the three months ended March 31, 2005, along with our Company’s other operations.

RESULTS OF OPERATIONS

The financial information set forth in the following discussion should be read in conjunction with and qualified in its entirety by the financial statements of our Company presented elsewhere herein.

	Actual (unaudited)		Pro Forma
	For the three months ended March 31,		For the three months ended March 31,
	2006	2005	2005
Net revenues	$21,412	$2,677	$19,046
Cost of sales	13,111	2,535	15,286
Gross profit	8,301	142	3,760

Operating expenses:
Research and development	682	357	357
General and administrative	4,730	1,841	3,677
Selling	1,242	134	425
Depreciation	1,514	161	1,237
Amortization of intangible assets	436	47	722
Total operating expenses	8,604	2,540	6,418

Loss before interest and financing costs and income tax benefit	(303)	(2,398)	(2,658)

Interest and financing costs	2,290	4,612	1,775
Income tax benefit	-	-	429

Net loss	$(2,593)	$(7,010)	$(4,004)

Net Revenues

Our revenues are derived from pharmaceutical manufacturing revenues, product marketing and commercialization fees, and product formulation and development outsourcing services, including product stability, commercial scale-up, and validation and regulatory support for our clients’ products. Such revenues are dependant upon our clients maintaining or obtaining regulatory approval for the sale of their products in their designated markets.

Net revenues for the three months ended March 31, 2006 were approximately $21.4 million as compared to net revenues of approximately $2.7 million for the three months ended March 31, 2005. Net revenues increased by $18.7 million or approximately 693% for the comparative three months. On a pro forma basis, net revenues for the three months ended March 31, 2005 amounted to approximately $19.0 million.

The increase in net revenues for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, is primarily attributable to the addition of the Inyx USA, Ashton and Exaeris businesses to our operations, none of which were included in our operating results in the first quarter of 2005. Additionally, during the three months ended March 31, 2006, we commenced a number of contract development and product commercialization activities, including technology transfer, for a number of existing and new customers. We have also started to commercially manufacture hydrofluoroalkane (“HFA”) non-ozone depleting metered dose inhalers for two of our larger customers at our Inyx Pharma site. We believe our expertise in converting from CFC to CFC-free aerosol pharmaceuticals, particularly the production of HFA aerosol pharmaceutical products, should continue to generate increasing business as the Montreal Protocol continues to be implemented around the world, and most importantly, the U.S. market.

In January 2006, our commercial marketing subsidiary, Exaeris, commenced formal operations. During the three months ended March 31, 2006, we received a revenue contribution of approximately $428,000 from that operation as a result of our co-marketing collaboration with King, with respect to King’s Intal® and Tilade® products. We expect Exaeris to start to materially contribute to our revenues commencing in the second half of 2006 as a result of the King collaboration agreement and other strategic initiatives we are pursuing through Exaeris.

Although we do not currently derive any of our revenues from the sale of our own products, we believe that we can also increase our revenues and achieve greater margins through the addition of our own product lines in selected pharmaceutical market sectors, with marketing to be conducted through alliances and partnerships with certain strategic customers or directly through Exaeris. We expect that these types of revenues would include direct sales, royalty payments and marketing and licensing fees for our planned products.

For the three months ended March 31, 2006, our three top customers in aggregate accounted for approximately $12.7 million or approximately 59% of our total net revenues. During this period, these three customers accounted for approximately $8.7 million, or 41% of total revenues; approximately $2.0 million, or 9% of total revenues; and approximately $2.0 million, or 9% of total revenues, respectively.

In comparison, for the three months ended March 31, 2005, our three top customers in aggregate accounted for approximately $1.4 million or approximately 51% of our total net revenues. During this period, these three customers accounted for approximately $662,000, or 25% of total revenues; approximately $357,000, or 13% of total revenues; and approximately $350,000, or 13% of total revenues, respectively.

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

Cost of sales for the three months ended March 31, 2006 amounted to approximately $13.1 million, or approximately 61% of net revenues. In comparison, for the three months ended March 31, 2005, cost of goods sold amounted to approximately $2.5 million, or approximately 95% of net revenues of $2.7 million. On a pro forma basis, cost of sales for the three months ended March 31, 2005 was approximately $15.3 million, or approximately 80% of pro forma net revenues.

The improvement in cost of goods sold as a percentage of net revenues is primarily attributable to increasing business at our sites, including the noted technology transfers, and the addition of more profitable business as a result of the inclusion of Exaeris and Ashton in the first quarter of 2006, where we experienced overall lower manufacturing costs as a percentage of revenues.

Gross Profit

Gross profit for the three months ended March 31, 2006 amounted to approximately $8.3 million on net revenues of $21.4 million or approximately 39% of net revenues. In comparison, gross profit for the three months ended March 31, 2005 amounted to approximately $142,000 on net revenues of approximately $2.7 million or approximately 5% of net revenues. Pro forma gross profit for the three months ended March 31, 2005 amounted to approximately $3.8 million, or approximately 20% of pro forma net revenues.

The improvement in gross profitability is the result of several factors, including the achievement of development milestones in the quarter on several new customer contracts related to high-margin, technical transfer work required prior to the commencement of commercial manufacturing. Additionally, production volumes from commercial supply contracts with two of our larger current customers have increased due to regulatory approvals in certain markets having been granted for their respiratory products. This has all resulted in increased utilization of product development and manufacturing outsourcing capacity at our facilities in the United States and United Kingdom. Therefore, we have been able to absorb more of our fixed overhead and labor costs, thereby improving our overall gross profit margins.

We believe that we can further improve our gross profit margins as we continue to add more business at our facilities and through the addition of our own pharmaceutical product lines, which offer greater profit margins than those provided by contract manufacturing services. We also continue to pursue product in-licensing opportunities including those in collaboration with other pharmaceutical companies. Although we do not currently derive any revenues from the sale or marketing of our own products, we believe that our initial two proprietary products should be ready for commercial marketing before the end of 2006.

Operating Expenses

Our operating expenses consist of product research and development costs, general and administrative, selling, depreciation and amortization, as well as amortization of intangible assets expenses.

Operating expenses for the three months ended March 31, 2006 amounted to approximately $8.6 or approximately 40% of net revenues of $21.4 million. In comparison, operating expenses for the three months ended March 31, 2005 amounted to approximately $2.5 million or approximately 95% of net revenues of $2.7 million. On a pro forma basis, operating expenses amounted to approximately $6.4 million, or 34%, of pro forma net revenues for three months ended March 31, 2005.

The increase to our operating expenses for the three months ended March 31, 2006 is the result of higher general and administrative, selling and depreciation and amortization expenses as compared to the same period in 2005. This is primarily due to the addition of the Inyx USA, Ashton and Exaeris operations to our overall business. However, the increase in net revenues and resultant gross profit we had for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 was substantially higher than the increase in operating expenses, resulting, respectively, in operating expenses as a percentage of revenues being significantly reduced and the majority of our increased operating expenses being absorbed.

Research and Development Costs

Research and development costs for the three months ended March 31, 2006 were approximately $682,000 or approximately 8% of our operating expenses and 3% of our net revenues. In comparison, research and development costs for the three months ended March 31, 2005 were approximately $357,000 or 14% of our operating expenses and 13% of our net revenues. On a pro forma basis, research and development costs for the three months ended March 31, 2005 also amounted to approximately $357,000, which constituted 6% of our pro forma operating expenses and 2% of our pro forma net revenues.

As part of our strategy to evolve into a specialty pharmaceutical company with its own proprietary products, we will continue to incur research and development costs as part of our operating expenses. We also expect our research and development costs to generally increase as we increase our activities in these areas over the next twenty-four months. Such costs include intellectual property development costs, salaries for required technical staff, fees to consultants and costs associated with the use of external laboratory facilities as may be required. We believe that even though research and development costs may increase our operating expenses in the short term; in the long term, these costs should be offset by the higher profit margins derived from the manufacturing and sale of our own proprietary products as compared to the operating margins of our contract manufacturing services. We plan to distribute our proprietary products through our own customers’ distribution channels or in collaboration with other strategic marketing partners.

We are focusing our product development efforts on inhalation-therapy drug delivery devices and methods, and generic prescription and over-the-counter aerosol pharmaceutical products for respiratory, dermatological and topical, and cardiovascular applications. We also believe that we can enhance our competitive position through the acquisition of regulatory-approved pharmaceutical products and drug delivery devices for respiratory, dermatological, topical and cardiovascular medication applications or such products in development, including those through the acquisition of other pharmaceutical companies. One such example is our acquisition of a lipid-binding matrix for delivering incompatible or unstable drug substances. We plan to use this technology to develop our own proprietary metered dose inhalers (“MDIs”) for the treatment of asthma and other respiratory diseases, as well as across a broad-spectrum of other inhalation-therapy treatments including acute and chronic pain management.

At this time, we have not commercialized any of our own proprietary products although we do have a number of aerosol pharmaceutical products already under development or in late planning stages. These consist of single molecule and combination HFA respiratory inhalants, non-CFC propelled oral sprays for cardiovascular ailments, wound irrigation and cleansing sprays utilizing novel barrier technologies, and anti-inflammatory nasal pumps. Our initial two proprietary products, a wound-care spray and an anti-inflammatory nasal pump, are expected to be ready for commercial marketing in late 2006.

General and Administrative Expenses

Our General and Administrative expenses include corporate overhead costs such as salaries and benefits, insurance costs, administrative support, business and corporate development expenses, as well as business support costs incurred by our wholly owned subsidiaries.

General and administrative expenses amounted to approximately $4.7 million or approximately 22% of net revenues of approximately $21.4 million for the three months ended March 31, 2006 compared to general and administrative expenses of approximately $1.9 million or approximately 69% of net revenues of approximately $2.7 million for the three months ended March 31, 2005. Pro forma general and administrative expenses for the three months ended March 31, 2005 amounted to approximately $3.7 million, or approximately 19% of pro forma net revenues for the period.

The increase in general and administrative expenses is primarily due to the addition of the Inyx USA, Ashton and Exaeris operations, and included: approximately $2.5 million for salaries and benefits; insurance costs of approximately $866,000; building and rent expenses of approximately $807,000; legal, audit and outside consulting expenses of approximately $340,000 and travel expenses of approximately $213,000.

As we continue to implement our corporate development and growth strategy, we expect to incur additional salary and benefit, and administrative support costs due to the addition of senior business and financial executives to our management team in order to help manage our expanding operations. Subsequently, as we continue to grow our business and also begin to introduce our own proprietary products, we believe that we can continue to achieve better gross profit margins and that such improved margins will offset these administrative incremental costs.

Selling Expenses

Selling expenses consists primarily of salaries, commissions and marketing costs including those associated with Exaeris, the commercial, and sales and marketing operation of our business.

Selling expenses were approximately $1.2 million or approximately 6% of net revenues of $21.4 million for the three months ended March 31, 2006 compared to $134,000 or approximately 5% of net revenues of approximately $2.7 million for the three months ended March 31, 2005. On a pro forma basis, selling expenses for the three months ended March 31, 2005 amounted to approximately $425,000, or approximately 2% of pro forma net revenues for the period.

The increase in selling expenses is primarily attributable to the addition of our Exaeris marketing operation and enhanced sales and marketing activities across all of our operations as we continue to our efforts to improve the capacity utilization of our facilities.

Although we continue to expand our own proprietary product development programs, we have not yet commercialized or marketed our own products or drug delivery applications. Therefore, our selling expenses have remained relatively consistent on a percentage basis over the comparative periods. Our sales and marketing functions have been primarily focused on expanding our pharmaceutical manufacturing business with existing or potential clients. As we continue to ramp-up our business development and commercial activities, we expect our selling expenses to increase concomitantly with expected revenue expansion.

In addition, now under Exaeris, we have started to build a sales force through a contract services organization. Although part of this cost will be off-set as a result of our collaboration agreement with King, a larger sales force (which as of March 31, 2006 consisted of twenty-five sales representatives) will add to our selling expenses in 2006. We believe that we can offset such additional costs by the new revenue stream that this sales force is expected to generate, including through expected revenues as a result of the product in-licensing opportunities that we are currently actively pursuing.

Depreciation

The value of our property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from 25 years for buildings and 3-10 years for equipment.

Depreciation expenses were approximately $1.5 million or 7% of net revenues of $21.4 million for the three months ended March 31, 2006 as compared to $161,000 or 6% of net revenues of approximately $2.7 million for the three months ended March 31, 2005. Pro forma depreciation expenses for the three months ended March 31, 2005 amounted to approximately $1.2 million, or approximately 6% of pro forma net revenues for the period.

The higher depreciation expenses for the three months ended March 31, 2006 are attributable to the addition of the Inyx USA and Ashton facilities to our operations.

Amortization of Intangible Assets

The fair values assigned to the intangible assets acquired are based on estimates and assumptions provided and other information compiled by management, including independent valuations, that utilize established valuation techniques appropriate for the industry the Company operates in.

Amortization expenses for intangible assets for the three months ended March 31, 2006 were approximately $436,000 compared to $47,000 for the three months ended March 31, 2005. Pro forma amortization expenses for intangible assets were approximately $722,000 for the three months ended March 31, 2005.

For the three months ended March 31, 2006, the amortization expenses for intangible assets relates to acquired intangible assets which include trade marks, trade names, customer relationships, customer contracts, customer lists, product licenses, know-how, and a technology patent acquired by the Company.

The increase in amortization expenses related to intangible assets between the comparative periods ended March 31, 2006 and 2005 is due to the acquisition of identifiable intangible assets associated with the acquisition of certain business assets of Aventis PR, now the Inyx USA operation, and the acquisition of all of the outstanding shares of Ashton (“CMSL”) in 2005.

These intangible assets are amortized on a straight line basis over their estimated remaining useful lives in proportion to the underlying cash flows that were used in determining the acquired value.

Operating Loss before Interest and Financing Costs

Loss from operations before interest and financing costs amounted to approximately $303,000 for the three months ended March 31, 2006 compared to a loss of $2.4 million for the three months ended March 31, 2005. On a pro forma basis, loss from operations before interest and financing costs and income tax benefit amounted to approximately $2.7 million.

As noted above, our operating loss of approximately $303,000 for the three months ended March 31, 2006 includes approximately $2.0 million of non-cash depreciation and amortization expenses. The growth of our overall business and the resultant improved gross profits of our operations have allowed us to absorb more of our operating expenses than we had been able to do in the past. We expect that as we continue to enhance our business by increasing the capacity utilization of our facilities and introducing our own proprietary products, including those products we acquire through in-licensing and collaboration agreements, we will continue to grow our revenues and improve our profitability opportunities and thereby continue to offset our operating expenses.

Interest and Financing Costs

Interest and financing costs consist of interest expense related to the long term debt. For the three months ended March 31, 2006, interest and financing costs totaled approximately $2.3 million or 11% of net revenues of $21.4 million compared to interest and financing costs of approximately $4.6 million or 170% of net revenues of $2.7 million for the three months ended March 31, 2005. On a pro forma basis, for the three months ended March 31, 2005, interest and financing costs totaled approximately $1.8 million, or approximately 9% of pro forma net revenues of $19.0 million for the period.

Interest and financing costs for the three months ended March 31, 2006 included approximately $2.1 million in interest payments to Westernbank and approximately $160,000 in amortization of deferred financing charges. As of March 31, 2006, the weighted average interest rate on outstanding loans during the period amounted to approximately 10.0%.

The higher interest and financing costs are related to the asset-based funding that Westernbank has provided the Aventis PR and Ashton acquisitions and our operations of those sites to date.

Net Loss

The net loss for the three months ended March 31, 2006 was approximately $2.6 million or approximately 12% of net revenues of $21.4 million compared to a net loss of $7.0 million or approximately 260% of net revenues of $2.7 million for the three months ended March 31, 2005. Pro forma net loss for the three months ended March 31, 2005 amounted to approximately $4.0 million, or approximately 21% of pro forma net revenues for the period.

Our net loss of approximately $2.6 million for the three months ended March 31, 2006 includes approximately $2.0 million of depreciation and amortization expenses and interest charges of approximately $2.3 million.

We expect to continue benefiting from our recent acquisitions as a result of the diverse client base, commercial collaborations and business development opportunities that we believe these business assets are starting to provide to our overall operation in 2006, and that we believe should contribute increasingly in future years. We believe that once we fully integrate these new business acquisitions and continue to ramp-up our business and marketing efforts, we can obtain new contracts and purchase orders from existing and new customers. This should allow us to continue to improve the capacity utilization of our facilities, thereby improving our profitability opportunities and allowing us to absorb more of our depreciation and amortization expenses and interest and financing charges.

We also expect our profitability opportunities to improve once we have commercialized for sale our own proprietary products or those through collaborative or in-licensing agreements with other pharmaceutical companies. Additionally, we believe that we can enhance our competitive position through the acquisition of regulatory-approved pharmaceutical products and drug delivery devices for respiratory, dermatological, and topical and cardiovascular drug delivery applications or such products in development, including those through the acquisition of other pharmaceutical companies.

LIQUIDITY AND CAPITAL RESOURCES

We are financing our operations primarily through credit facilities, revenues from multi-year contract manufacturing and product development contracts and purchase orders, sale of equity securities, stockholder loans and capital lease financing.

For the three months ended March 31, 2006 we received net proceeds from the exercise of stock purchase warrants and stock options amounting to approximately $4.6 million which were used for operating activities and working capital. Subsequent to March 31, 2006, we received further net proceeds of approximately $1.8 million from the exercise of stock purchase warrants and stock options.

As of March 31, 2006, we had approximately $98.4 million in loan obligations (short-term and long-term debt) that are due through 2008, including approximately $84.2 million relating to our credit facilities with Westernbank which are automatically renewable on maturity in March 2008, on a year-to-year basis, unless terminated by us or Westernbank. The balance of the obligations includes approximately $14.1 million due within the next 12 months relating to amounts owed related to our purchase of the Ashton business.

As of March 31, 2006, our current assets, including cash and cash equivalents, accounts receivable (net of $14.6 million deferred revenue), inventory and other current assets amounted to approximately $37.7 million. Current liabilities amounted to approximately $81.1 million and include approximately $30.8 million in borrowings under working capital lines of credit (which automatically renews on maturity in March 2008, on a year-to-year basis unless terminated by either party); approximately $24.9 million in accounts payable and other current liabilities, approximately $9.3 million for the current portion of our long-term debt obligations, approximately $14.1 in a loans repayable related to our acquisition of the Ashton business, and approximately 1.8 million as a deferred tax liability.

We believe that we can continue to adequately service our debt with Westernbank and fund our operations through the business generated from our recent acquisitions and expanded business base. Our expanded business base has contributed significantly to our revenues, cash flows and profitability opportunities as it has diversified and grown our client base, enhanced our product development, manufacturing and marketing capabilities, and enlarged our overall scope of operations.

Ashton has historically been a highly profitable operation and is expected to continue to be so. Customer production demand at Ashton continues to be strong in both the sterile and dry powder inhaler areas, which traditionally provide higher margins. We expect that our Inyx USA facility will be profitable due to the increasing demand for respiratory, allergy and cardiovascular products from that facility, as the Montreal Protocol is implemented in the United States, and due to new contracts commencing at this facility. In addition two large multi-year contracts that have been delayed at our Inyx Pharma facility have now commenced and our HFA lines at that facility are now in full production.

We also expect Exaeris, which commenced formal operations in January 2006 to start to materially contribute to our revenues commencing in the second half of 2006 as a result of the King collaboration agreement and other strategic initiatives we are pursuing through Exaeris.

We also expect to achieve profitability by continuing to intensify our sales and marketing efforts to increase the number of customer purchase orders and contracts for our development and manufacturing services, especially as our two recent acquisitions have significantly strengthened and enlarged our Company’s operating scope. Additionally, these acquisitions have led to new and profitable multi-year exclusive manufacturing contracts with large pharmaceutical clients.

We also believe that we can establish new sources of revenue by marketing our own proprietary pharmaceutical products or selected clients’ products through collaborative agreements, such as our recent collaborative agreement with King Pharmaceuticals. Based on pharmaceutical industry profit margins for these types of proprietary products, we expect that the King Pharmaceuticals collaboration and product development agreements, including the promotion and marketing of King’s Intal® and Tilade® lead respiratory products, and the successful commercialization and marketing of our own proprietary products that should offer similar high profit margins, will provide us with greater operating cash flow and improve our performance and overall profitability.

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

Until that time, we will continue to depend on our Westernbank credit facilities, contract manufacturing and product support customer revenues, and any required placements of equity and debt securities to assist us with our working capital requirements and the implementation of our business development strategies, capital expenditure plans, and proprietary product development and commercialization initiatives.

Capital Resources

As of March 31, 2006, our total indebtedness outstanding (including current portion and amounts due to Seller of Ashton) was approximately $98.4 million, consisting of approximately $84.2 million under two credit facilities with Westernbank Business Credit, a division of Westernbank Puerto Rico (“Westernbank”) related to the two acquisitions made in 2005, and $14.1 million related to our acquisition of Ashton (f/k/a Celltech Manufacturing Services Limited). The sum owed to UCB Pharma is comprised of a non-interest bearing amount of $9.6 million relating to deferred purchase price, to be repaid in six monthly installments commencing May 2006. The balance of approximately $4.5 million is related to additional net current assets acquired not considered when the purchase price was negotiated with UCB Pharma, interest on which is accrued and payable at Barclay’s Bank base rate. For a more detailed discussion of our credit facilities with Westernbank and the loan from UCB Pharma see “Financing Activities” below.

 As of March 31, 2006, our annual long term debt service requirements are approximately $14.5 million (which includes approximately $5.3 million of interest.) Such debt is collateralized by all the existing and future assets of the Company and its subsidiaries. In the event we are unable to generate sufficient cash flow from our operations or use proceeds derived from our financing efforts including through issuance of debt or equity securities, we may face difficulties in servicing our substantial debt load.

During the three months ended March 31, 2006, the Company received approximately $4.6 million in cash proceeds from the exercise of 4,602,072 warrants at prices per share ranging from $0.81 to $2.60. All such proceeds were used for operating activities and working capital. In addition, pursuant to certain cashless exercise of warrants, approximately 391,000 shares of common stock were returned into treasury.

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

Analysis of Cash Flows

At March 31, 2006, we had cash of approximately $1.6 million as compared to cash of $3.3 million at March 31, 2005.

Cash Flows from Operating Activities

The net cash provided by operating activities for three months ended March 31, 2006 was approximately $587,000 compared to $3.1 million for the three months ended March 31, 2005.

For the three months ended March 31, 2006, the net cash provided by operating activities included a net loss of $2.6 million adjusted for non-cash charges totaling $1.8 million consisting primarily of $1.5 million in depreciation, $436,000 of amortization of intangible assets, a $185,000 provision for inventory obsolescence, $160,000 for amortization of financing costs and a compensation expense on stock options of $157,000. These charges were offset by a release of bad debt provision of approximately $687,000. Net cash provided by changes in working capital of approximately $1.4 million resulted primarily from an increase in accounts payable and accrued liabilities of $3.9 million offset by an increase in accounts receivable of $2.0 million, increase in prepaid expenses and other assets of $355,000 and increase in deferred financing costs of $110,000 and increase in other net assets of $218,000.

For the three months ended March 31, 2005, the net cash provided by operating activities included a net loss of $7 million adjusted for non-cash charges totaling $2.6 million consisting primarily of $2.1 million of amortization of financing cost and debt discounts and $161,000 of depreciation, an additional $64,000 provision for inventory obsolescence and $90,000 of all other changes. Working Capital changes provided net funds of $7.5 million resulting primarily from reductions to pre-paid of $1.4 million an increase in accounts payable and accrued liabilities of $1.7 million, an increase of $3.4 million in customer advance attributable to business development activities with Sanofi-Aventis and a decrease in accounts receivable of $811,000.

Cash Flows from Investing Activities

The net cash used in investing activities for the three months ended March 31, 2006 amounted to approximately $3.8 million compared to approximately $717,000 for the comparative period in 2005.

For the three months ended March 31, 2006, there were capital expenditures of approximately $1.2 million consisting of approximately $700,000 for production machinery and equipment, $365,000 for construction in progress costs and approximately $88,000 for office furniture, computer hardware and building and leasehold improvements.

Cash Flows from Financing Activities

For the three months ended March 31, 2006, the net cash provided by financing activities approximated $3.4 million compared to approximately $409,000 for the three months ended March 31, 2005.

The cash provided by financing activities for the three months ended March 31, 2006 included net proceeds from the exercise of warrants and stock options of approximately $4.6 million, net proceeds from borrowings under working capital lines of credit of approximately $928,000 and net proceeds of $246,000 under the First Westernbank Credit Facility, relating to a promissory note issued to Westernbank for financing of capital expenditures and purchases of new equipment. These proceeds were offset by payments of principal of approximately $2.3 million on our Westernbank term loans.

External Sources of Liquidity

Financing Activities

On March 31, 2005, we obtained a non-dilutive, asset based secured credit facility from Westernbank Business Credit Division of Westernbank Puerto Rico, Puerto Rico's second largest bank and a wholly owned subsidiary of W Holding Company, Inc. originally totaling $46 million (the “First Westernbank Credit Facility"), the aggregate limit of this facility was increased to $51 million and then again to $56 million on September 1, 2005 and November 22, 2005 respectively. The second increase of up to $5.0 million as a Secured Over Formula Advance (“SOFA”), this SOFA facility is utilized to fund prepayment of inventory purchases and is revolving in nature. The First Westernbank Credit Facility provides up to $15.0 million under a revolving line of credit (the "Revolver") secured by accounts receivables and inventory and up to $36.0 million under a series of three term loans (the "Term Loans") and a mezzanine loan of $5 million, secured by all assets of the Company and its subsidiaries whether now owned or thereafter to be acquired.

The Revolver has a three-year term and bears interest at the Westernbank prime rate plus 1.0%. The availability on the Revolver is based on a percentage of our accounts receivable, unbilled finished good inventory and raw and in-process inventory. The three Term Loans bear interest at the Westernbank prime rate plus 2.0% with monthly payments having commenced on July 1, 2005. The mezzanine term loan bears interest at the rate of 15.0% with monthly principal payments having commenced on July 1, 2005. All of the Term Loans mature on August 31, 2008 and are automatically renewed on a year-to-year basis unless terminated by the Company or Westernbank. Payment of the amounts due under the Term Loans accelerates upon the occurrence of an event of default. As of March 31, 2006 total loan balance under the First Westernbank Credit Facility approximated $48 million.

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

On August 31, 2005, our Company, through our wholly owned subsidiary Inyx Europe Limited, obtained an additional non-dilutive asset based secured credit facility from Westernbank totaling $36.5 million (“the Second Westernbank Credit Facility”) to help fund its acquisition of Ashton. The Second Westernbank Credit Facility is comprised of a revolving loan of up to $11.7 million including a reserve of $500,000 plus a series of four term loans (Term Loan “A”, “B”, “C” and “D”) amounting in aggregate up to $24.8 million. On January 19, 2006, the limit available under this facility was increased by Westernbank from $5 million to $16.7 million thus increasing total availability under these facilities to $41.5 million. The revolving working capital line of credit associated with the Second Westernbank Credit Facility is secured by Ashton’s eligible receivables and inventory. The term loans associated with this credit facility are secured by all of the assets of the Company and its subsidiaries, Inyx Europe and Ashton, and a guaranteed by those parties pursuant to Guarantor General Security Agreement. In addition, the Company has pledged the stock of Inyx Europe, and Inyx Europe has pledged the stock of Ashton to Westernbank, as part of the collateral for the Credit Facility, in each case pursuant to a Pledge and Security Agreement. Term Loans “A”, “B” and “C” bear interest at Westernbank prime rate plus 2% with principal payments having commenced December 1, 2005. Term Loan “D” bears interest at the rate of 15% per annum with principal payments based on an agreed upon formula having commenced January 1, 2006.

All of the Term Loans mature on August 31, 2008 and are automatically renewed on a year-to-year basis unless terminated by the Company or Westernbank. Payment of the amounts due under the Term Notes accelerates upon the occurrence of an event of default. As of March 31, 2006 total loan balance under the Second Westernbank Credit Facility approximated $36 million.

The Westernbank prime interest rate at March 31, 2006 was 7.5%.

Certain Indebtedness and Other Matters

As of March 31, 2006, in addition to our Westernbank Credit Facilities, we owed the previous owner of Ashton, UCB Pharma, approximately $9.6 million relating to deferred purchase price plus approximately $4.5 million in indebtedness related to the additional net current assets acquired but not considered when the purchase price was negotiated (“excess working capital adjustment”).

The purchase price deferral is non-interest bearing and is payable by us to UCB Pharma in six monthly payments commencing May 2006, which may be extended by mutual agreement between the parties. We are also entitled, at any time prior to payment in full of the purchase price deferral amount, to set off against any of that deferral amount still due, any unpaid claim we may have against UCB Pharma under the share purchase agreement of Ashton. As security collateral for the purchase price deferral, and to be released upon full payment of that deferral, we granted UCB Pharma a secondary security position over our Company’s assets behind Westernbank’s current first security position. Westernbank and UCB Pharma have also agreed to an inter-creditor agreement to be terminated upon full payment of the purchase price deferral.

In addition to indebtedness noted above, our Company’s stockholders have periodically advanced and received repayment of funds loaned to the Company. We have utilized such stockholder loans to support operations, settle outstanding trade accounts payable, and for general working capital purposes. Such loans are usually advanced on a short-term basis.

For the three months ended March 31, 2006, our interest and financing charges totaled approximately $2.3 million. This amount included approximately $2.1 million in interest payments to Westernbank and approximately $160,000 in amortization of deferred financing charges. As of March 31, 2006, the weighted average interest rate on outstanding loans during the period amounted to approximately 10.0%.

In comparison, for the three months ended March 31, 2005, interest and financing costs amounted to approximately $4.6 million, which included the acceleration of deferred charges, debt discount, an early termination penalty and additional warrants issued to Laurus Funds totaling approximately $3.8 million and approximately $465,000 in fees related to the Company’s 2004 equity financing activities. The normalized interest expense for the period was approximately $324,000 for the notes payable to Laurus Funds, Stiefel, and the short-term loans obtained by the Company. The weighted average interest rate paid on the gross outstanding debt during the year was approximately 7.7%.

Capital Expenditures

We continuously make capital improvements to our development and production facilities in order to improve operating efficiencies, increase automation, improve quality control and keep pace with regulatory requirements and market demand.

For the three months ended March 31, 2006, there were capital expenditures of approximately $1.2 million consisting of approximately $700,000 for production machinery and equipment, $365,000 for construction in progress costs and approximately $88,000 for office furniture, computer hardware and building and leasehold improvements.

Future Commitments

As of March 31, 2006, we have commitments under various long-term lease agreements for premises including those for our office and development and production facilities. These property leases range from one to fifteen years depending on the specific property. We also have a number of operating and capital leases for office equipment, fork lifts and staff automobiles in the United Kingdom.

As of March 31, 2006, we had operating lease contractual obligations totaling approximately $3.2 million due to various vendors over the next ten years.

As of March 31, 2006 the Company has billed approximately $14.6 million for services to be provided. The revenue recognized into income as services are performed.

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

Subsequent Events

On April 3, 2006, we announced that we had reached an agreement in principle to acquire a German pharmaceutical production business from a pan-European specialty company, with which we are also entering into a strategic 10-year collaboration agreement, whereby we will become the exclusive manufacturing resources for the European company's therapeutic products. The acquisition is subject to the completion of customary due diligence and execution of definitive documents. We expect to close the acquisition by the end of the second quarter of 2006 and to expense approximately $2.6 million in one-time costs and expenses related to the transaction.

Subsequent to March 31, 2006, the Company granted 420,000 stock options to purchase 420,000 shares of the Company’s common stock. The fair value of these shares approximating $634,000 was evaluated using the Black-Scholes option pricing model with the following assumptions: a risk free interest rate of 4.8%, an expected life of four years, a volatility factor of 64.4% and a dividend yield of 0%.

Subsequent to March 31, 2006, the Company issued 1,782,405 shares of its restricted common stock upon the exercise of 1,782,405 warrants at prices per share ranging from $1.00 to $1.50 for total cash proceeds of approximately $1.8 million. All such proceeds were used for operating activities and working capital. In addition, pursuant to certain cashless exercise of warrants 10,095 shares of common stock were returned into treasury.

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

The principal value of variable rate long-term debt as of March 31, 2006, including current maturities approximated $71.6 million. A hypothetical increase of one percentage point in the prime interest rate applicable to our long-term debt at March 31, 2006 would be approximately $716,000 per year in additional interest.

Foreign Exchange Rate Risk

Our functional currency is the U.S. dollar. The financial statements of the Company’s operating subsidiaries with a functional currency other than U.S. dollars are translated into U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated at period-end exchange rates while revenue and expenses are translated at the period’s average exchange rates. Adjustments resulting from these translations are accumulated and reported as a component of accumulated other comprehensive loss in stockholders’ equity. In the three months ended March 31, 2006, more than 84% of our consolidated sales were realized in Great Britain pounds, the balance of the consolidated sales were to customers in the European Union and realized in Euros.

While we incur expenses in those currencies, the impact of these expenses does not fully offset the impact of currency exchange rates on our revenues. As a result, currency exchange rate movements can have a considerable impact on our earnings. For the three month period ended March 31, 2006 a hypothetical 1% increase in the exchange rates between the U.S. dollar and the British pound would have a negative impact of approximately $104,000 on net revenues, or 0.5% of net revenues.

We do not currently engage in any hedging activities designed to stabilize the risks of foreign currency fluctuations. However, we intend to implement hedging transactions in the future.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II — OTHER INFORMATION

ITEM 6.  EXHIBITS

31.1      Certification by CEO under SEC Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      Certification by CFO under SEC Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

INYX, INC.

Date: May 16, 2006	By:	/s/ Rima Goldshmidt
Rima Goldshmidt,
Vice President and Acting Chief Financial Officer