Form 10-Q
period 2006-06-30
INYX INC
filed 2006-08-21
CIK 1114241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At August 11, 2006, the registrant had outstanding 53,106,650 shares of par value $0.001 common stock.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005;	F-2

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005;	F-3

Condensed Consolidated Statements of Cash Flows for six months ended June 30, 2006 and 2005;	F-4

Notes to Condensed Consolidated Financial Statements	F-5

 INYX, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,344	$1,023
Accounts receivable, net	23,189	19,782
Inventories, net	9,790	11,331
Prepaid expenses and other current assets	3,411	2,589
Total current assets	37,734	34,725

Property, plant and equipment, net	41,440	40,781
Deferred financing costs, net	1,262	1,434
Deferred costs and deposits	5,573	431
Intangible assets, net	14,534	14,782
	62,809	57,428

Total assets	$100,543	$92,153

Liabilities and Stockholders’ Deficiency

Current liabilities:
Borrowings under lines of credit	$37,856	$30,011
Accounts payable	14,368	11,589
Accrued expenses and other current liabilities	12,184	9,557
Deferred tax liability	1,889	1,858
Deferred revenues	3,620	-
Seller financing	13,090	14,014
Current portion of long term debt	9,350	9,288
Total current liabilities	92,357	76,317

Long term debt, net of current portion	41,760	46,236
Total liabilities	134,117	122,553

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock - $0.001 par value, 10,000,000 shares authorized - none issued and outstanding	-	-
Common stock - $0.001 par value, 150,000,000 shares authorized - 49,836,899 shares issued and outstanding at June 30, 2006, net of 610,461 shares of treasury stock; 43,389,922 shares issued and outstanding at December 31, 2005, net of 209,732 shares of treasury stock	50	43
Additional paid-in capital	40,152	33,315
Accumulated deficit	(73,781)	(61,343)
Subscriptions receivable	(293)	(293)
Accumulated other comprehensive income (loss) - foreign currency translation adjustment	298	(2,122)
Total stockholders’ deficiency	(33,574)	(30,400)

Total liabilities and stockholders’ deficiency	$100,543	$92,153

The accompanying notes are an integral part of these financial statements.

INYX, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Net revenues	$20,142	$8,501	$41,554	$11,178
Cost of sales	12,528	5,864	25,639	8,399
Gross profit	7,614	2,637	15,915	2,779

Operating expenses:
Research and development	485	590	1,167	947
General and administrative	10,531	4,585	15,261	6,426
Selling	2,032	40	3,274	174
Depreciation	1,538	555	3,052	716
Amortization of intangible assets	443	362	879	409
Total operating expenses	15,029	6,132	23,633	8,672

Loss from operations before interest and financing costs, provision for income taxes and extraordinary gain	(7,415)	(3,495)	(7,718)	(5,893)

Interest and financing costs	2,430	1,534	4,720	6,146

Net loss before provision for income taxes and extraordinary gain	(9,845)	(5,029)	(12,438)	(12,039)

Provision for income taxes	-	-	-	-

Net loss before extraordinary gain	(9,845)	(5,029)	(12,438)	(12,039)

Extraordinary gain, net of taxes	-	917	-	917

Net loss	$(9,845)	$(4,112)	$(12,438)	$(11,122)

Basic and fully diluted loss per share before extraordinary gain	$(0.20)	$(0.12)	$(0.26)	$(0.31)
Basic and fully diluted income from extraordinary gain	-	0.02	-	0.02
Basic and fully diluted loss per share	$(0.20)	$(0.10)	$(0.26)	$(0.29)

Weighted-average number of shares used in computing basic and fully diluted loss per share	49,529,321	39,983,983	47,698,433	39,144,672

The accompanying notes are an integral part of these financial statements.

INYX, INC.
Condensed Consolidated Statements of Cash Flows
 (in thousands)

	For the Six Months Ended June 30,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before extraordinary gain	$(12,438)	$(12,039)
Income from extraordinary gain	-	917
Net loss for the period	(12,438)	(11,122)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,052	716
Amortization of financing costs and debt discount	332	2,455
Amortization of intangible assets	879	409
Provision for bad debts	(517)	(96)
Provision for inventory obsolescence	392	239
Compensation expense on stock options issued to employees	442	131
Warrants issued for financing & consulting fees	-	162
Issuance of stock for termination fees and conversion of debt	-	1,578
Total adjustments	4,580	5,594
Changes in assets and liabilities:
Accounts receivable	(3,712)	(295)
Inventories	622	(407)
Prepaid and other current assets	(899)	(1,175)
Deferred financing costs	(160)	(919)
Deferred revenue	3,605	-
Customer advances	-	1,126
Accounts payable and accrued expenses	6,310	2,633
Other, net	(1,145)	21
Net cash used in operating activities	(3,237)	(4,544)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,232)	(163)
Increase in deferred acquisition costs	(5,034)	-
Acquisition of Aventis Pharmaceuticals, Puerto Rico	-	(23,035)
Net cash used in investing activities	(7,266)	(23,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit, net of fees	6,891	8,490
Proceeds from issuance of long term debt	246	31,731
Repayment of long term debt and related fees	(4,593)	(12,134)
Proceeds from issuance of demand notes to stockholders	-	600
Repayment of demand note to stockholders	-	(67)
Net proceeds from issuance of common stock and warrants	6,363	(138)
Proceeds from exercise of stock options	5	-
Repayment of capital lease obligation	(33)	(86)
Net cash provided by financing activities	8,879	28,396

Effect of exchange rate changes on cash	1,945	130
Net increase (decrease) in cash and cash equivalents	321	784
CASH AND CASH EQUIVALENTS, beginning of the period	1,023	336
CASH AND CASH EQUIVALENTS, end of the period	$1,344	$1,120

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,200	$1,167
Cash paid for taxes	$-	$-

 The accompanying notes are an integral part of these financial statements.

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts are expressed in thousands)

Note 1. Nature of Business and Basis of Presentation

Inyx, Inc. (“Inyx” or the “Company”) through its wholly-owned subsidiaries, Inyx Pharma Limited (“Inyx Pharma”); Inyx Canada Inc. (“Inyx Canada”); Inyx USA, Ltd. (“Inyx USA”); Inyx Europe Limited (“Inyx Europe”), including Inyx Europe’s wholly-owned subsidiary Ashton Pharmaceuticals Limited (“Ashton Pharmaceuticals” or “Ashton”); and Exaeris Inc. (“Exaeris”), is a specialty pharmaceutical company which focuses on the development, manufacturing and marketing of prescription and over-the-counter aerosol pharmaceutical products and drug delivery technologies for the treatment of respiratory, allergy, cardiovascular and dermatological conditions. In addition, the Company performs certain sales and marketing functions to market and promote its manufacturing, technical and product development capabilities to its client base.

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

The accompanying unaudited consolidated financial statements of Inyx have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read together with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005. The balance sheet data as of December 31, 2005 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to conform to the 2006 presentation. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the quarterly periods presented. The results of operations for the periods presented are not necessarily indicative of our future results of operations for the entire year.

All inter-company accounts and transactions have been eliminated in consolidation.

Note 2.  Summary of Significant Accounting Policies

Significant accounting policies are detailed in our annual report on Form 10-K for the year ended December 31, 2005. The financial information presented herein should be read in conjunction with our consolidated financial statements for the year ended December 31, 2005.

Revenue Recognition

The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin Topic 13, “Revenue Recognition” (“SAB Topic 13”). Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collection is reasonably assured. Revenue is recognized when products are shipped and are recorded at the invoiced value of goods supplied to customers net of discounts, sales tax and value-added tax. Development revenue in the form of products and services is recognized using the proportional-performance model, whereby revenue is recognized as performance occurs based on the relative value of the performance that has occurred to that point in time. The Company fulfills obligations for development revenue over a period of time as its customers receive value throughout the performance period.

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts are expressed in thousands)

The Company allocates revenue to separate elements in multiple element arrangements based on the guidance in Emerging Issues Task Force No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue is allocated to a delivered product or service when all of the following criteria are met: (1) the delivered item has value to the customer on a stand alone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery, or performance of the undelivered item is considered probable and substantially in our control. The Company uses the relative fair values of the separate deliverables to allocate revenue.

The Company obtains detailed credit evaluations of customers and establishes credit limits as required, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit risk losses and maintains an allowance for anticipated losses.

Multiple Deliverables

The Company has revenue arrangements whereby it delivers to the customer multiple products and services. Such arrangements have generally included some combination of the following: product commercialization services; licensed rights to technology, patented products, compounds, data and other intellectual property; and development services. In accordance with EITF 00-21, the Company analyzes our multiple element arrangements to determine whether the elements can be separated. The Company performs its analysis at the inception of the arrangement and as each product or service is delivered. If a product or service is not separable when it is delivered, no revenue is allocated. When a delivered product or service (or group of delivered products or services) meets the criteria in EITF 00-21, the Company allocates revenue. The Company determines the fair value of a separate deliverable using the price it charges other customers when it sells that product or service separately; however, if the Company does not sell the product or service separately, it uses third-party evidence of fair value. The Company considers licensed rights or technology to have stand-alone value to its customers if the Company or others have sold such rights or technology separately or the Company’s customers can sell such rights or technology separately without the need for our continuing involvement.

License Arrangements

License arrangements may consist of non-refundable up-front license fees, data transfer fees, various performance or sales milestones and future product royalty payments. Some of these arrangements are multiple element arrangements.

Non-refundable, up-front fees that are not contingent on any future performance by the Company, and require no consequential continuing involvement on its part, are recognized as revenue when the license term commences and the licensed data, technology and/or compound is delivered. Such deliverables may include physical quantities of compounds, design of the compounds and structure-activity relationships, the conceptual framework and mechanism of action, and rights to the patents or patents pending for such compounds. The Company defers recognition of non-refundable up-front fees if it has continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of the Company’s performance under the other elements of the arrangement. In addition, if the Company has continuing involvement through development services that are required because its know-how and expertise related to the technology is proprietary to the Company, or can only be performed by the Company, then such up-front fees are deferred and recognized over the period of continuing involvement.

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts are expressed in thousands)

Development Services

Payments related to substantive, performance-based milestones in a development arrangement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process. Revenue from development services is recognized during the period in which the services are performed and is based upon the number of full-time-equivalent personnel working on the specific project at the agreed-upon rate.  Payments received in advance are recorded as deferred revenue until the development services are performed, costs including labor, materials and overhead are incurred and a milestone has been achieved.

Shipping and Handling Costs

The Company typically does not charge customers for shipping and handling costs. Shipping and handling costs are classified as cost of sales in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes." FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109.

FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company does not believe the adoption of FIN 48 will have a material impact on our financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"). SFAS 156 provides relief for entities that use derivatives to economically hedge fluctuations in the fair value of their servicing rights and changes how gains and losses are computed in certain transfers or securitizations. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 156 to have a material impact on its consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position or results of operations.

Reclassifications

Certain reclassifications have been made to prior period consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on net income or earnings per share as previously reported.

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts are expressed in thousands)

Note 3. Acquisition of the Business Assets of Aventis PR

On March 31, 2005, Inyx USA acquired the business assets of Aventis PR from the Sanofi-Aventis Group. The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standard No. 141 “Business Combinations” (“SFAS No. 141”). In connection with this acquisition, Inyx USA paid approximately $20.8 million as a total purchase price comprising of a cash payment of approximately $19.7 million paid upon closing, approximately $2.7 million in direct transaction costs (including approximately $90,000 of additional transaction costs incurred subsequent to closing), a subsequent purchase price adjustment of approximately $570,000 paid to Aventis PR in August 2005, and received a purchase price reduction amounting to approximately $2.3 million relating to the final value assigned to the commercial contracts transferred to the Company on acquisition as agreed by the Company and Aventis PR, pursuant to a purchase price settlement adjustment in November 2005. Aventis PR is a pharmaceutical manufacturing operation producing dermatological, respiratory and allergy products under contract manufacturing agreements with third party customers. The results of operations of the acquired Aventis PR business assets are included in the Company’s consolidated results of operations effective April 1, 2005 (the day after completion of the acquisition of such business assets).

The Aventis PR acquisition was funded through a credit facility from Westernbank Business Credit, a Division of Westernbank Puerto Rico (“Westernbank”). The Westernbank financing consists of a revolving working capital line of credit, three term loans and a mezzanine loan, together referred to as the “First Westernbank Credit Facility” (see Note 13, footnote (1)).

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

The fair values assigned to the acquired assets are based on estimates and assumptions provided and other information compiled by management, including independent valuations that utilize established valuation techniques appropriate for the industry in which the Company operates. The property, plant and equipment are depreciated based on the Company’s existing depreciation policies. The intangible assets, which represent the value assigned to customer contracts, are amortized on a straight line basis over three years. The intangible asset which represents the value assigned to customer relationships is amortized over a period of ten years.

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts are expressed in thousands)

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

The Ashton acquisition was funded through a credit facility from Westernbank. The Westernbank financing consists of a revolving working capital line of credit, three term loans and a mezzanine loan, together referred to as the “Second Westernbank Credit Facility” (see Note 13, footnote (2)).

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

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts are expressed in thousands)

Note 5. Accounts Receivable, Net

Accounts receivable, net, consist of the following:

	June 30, 2006	December 31, 2005
	(Unaudited)
Trade receivables	$23,771	$20,824
Less allowance for doubtful accounts	(582)	(1,042)
	$23,189	$19,782

As of June 30, 2006, the Company billed certain customers in advance for products and services to be provided pursuant to arrangements under contract manufacturing and product support and service agreements. Such advance billings in the amount of $23.4 million are recorded as deferred revenue and offset against the related accounts receivable balance in the accompanying balance sheets. The Company has also received cash payments in advance of shipments or services provided relating to contract manufacturing and product support and service agreements. Such up-front cash payments in the amount of $3.6 million are recorded as deferred revenue in the accompanying balance sheets.

Note 6. Inventories, Net

Inventories, net, which are valued using the first-in, first-out method of accounting and is stated at the lower of cost or net realizable value, are comprised of the following:

	June 30, 2006	December 31, 2005
	(Unaudited)
Raw materials	$ 6,970	$ 8,000
Work in process	4,374	3,145
Finished goods	1,446	1,244
	12,790	12,389
Less provision for obsolescence	(3,000)	(1,058)
	$ 9,790	$ 11,331

Note 7. Property, Plant and Equipment, Net

Property, plant and equipment, net, consist of the following:

	June 30, 2006	December 31, 2005
	(Unaudited)
Land	$2,759	$2,662
Buildings	9,656	9,144
Machinery, equipment and office furniture	32,655	26,152
Computer hardware and software	1,683	1,156
	46,753	39,114
Less accumulated depreciation	(7,435)	(4,201)
	39,318	34,913

Equipment held for future use (a)	-	1,541
Construction in progress (b)	2,122	4,327
	$41,440	$40,781

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts are expressed in thousands)

(a)
Equipment held for future use consists of hydrofluoroalkane (“HFA”) metered dose inhaler (“MDI”) manufacturing equipment held for use that was placed in service during the current quarter to commercially manufacture products for two of our larger customers at our Inyx Pharma site.

(b)
The construction in progress relates primarily to costs associated with building a hydrocarbon aerosol manufacturing line for a number of pending customer projects at the Company’s Inyx USA facility. Additional costs and expenses necessary to complete the manufacturing line and commence commercial manufacturing on the line are estimated to be in excess of $8.8 million over the next two years.

For the three and six months ended June 30, 2006, depreciation of property, plant and equipment was approximately $1.5 million and $3.1 million, respectively. For the three and six months ended June 30, 2005, depreciation of property, plant and equipment was approximately $555,000 and $716,000, respectively.

Note 8. Deferred Financing Costs, Net

Deferred financing costs, net, are comprised of bank fees and legal costs incurred in connection with obtaining the First and Second Westernbank Credit Facilities. The Company incurred $969,000 in such costs and fees on March 31, 2005, when obtaining the First Westernbank Credit Facility, and an additional $788,000 on August 31, 2005 in obtaining the Second Westernbank Credit Facility used to fund the Company’s acquisition of Ashton. During the six months ended June 30, 2006, the Company incurred an additional amount of $160,000 relating to amendment to the agreements increasing the limits under these credit facilities. Such deferred financing costs are being amortized to interest and financing costs over the three year term of the Westernbank credit facilities.

Deferred financing costs, net, consist of the following:

	June 30, 2006	December 31, 2005
	(Unaudited)
Deferred financing costs	$1,917	$1,757
Less accumulated amortization	(655)	(323)
	$1,262	$1,434

Note 9. Deferred Costs and Deposits

Deferred costs and deposits consist of the following:

	June 30, 2006	December 31, 2005
	(Unaudited)
Deferred acquisition costs (a)	$4,121	$407
Deposits and other (b)	1,452	24
	$5,573	$431

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

(b)
This includes a refundable deposit of $500,000 for corporate equipment.  Such deposit was repaid to the Company subsequent to June 30, 2006.  This also includes a refundable deposit in the amount of $581,000 for the acquisition of a building to be used for office space, and meeting and training facilities, expected to close in November 2006. The total purchase price of the building is approximately $4.3 million which does not include renovation costs of approximately $500,000.

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts are expressed in thousands)

Note 10. Intangible Assets, Net

Intangible assets, net, consist of the following:

	June 30, 2006	December 31, 2005
	(Unaudited)
Customer relationships (accelerated 10 year life and 15 year life)	$10,810	$10,810
Customer contracts (3 year life)	1,409	1,409
Customer list (12 year life)	1,280	1,280
Product licenses (10 year life)	1,232	1,232
Know-how (10 year life)	598	598
Patent (7 year life)	132	132
Trademarks and trade names (3 months)	108	108
	15,569	15,569
Effect of foreign currency translation	371	(116)
Less accumulated amortization	(2,598)	(1,671)
	13,342	13,782
Intangible assets, other	1,192	1,000
	$14,534	$14,782

Intangible assets, other, consist of deposits made towards an intellectual property purchase that are in the process of being acquired and developed. Such costs will be amortized over their estimated useful lives upon completion of the purchased transaction. Intangible assets are carried at cost less accumulated amortization.

For the three and six months ended June 30, 2006, amortization expense related to intangible assets totaled approximately $443,000 and $879,000, respectively. In comparison, for the three and six months ended June 30, 2005, amortization expense related to intangible assets totaled approximately $362,000 and $409,000, respectively. The aggregate estimated amortization expense for intangible assets as of June 30, 2006, for the remainder of this year, each of the following four years and thereafter is as follows:

6 months ending December 31, 2006	$935
Year ending December 31, 2007	1,796
Year ending December 31, 2008	1,637
Year ending December 31, 2009	1,281
Year ending December 31, 2010	1,253
Thereafter	6,440
$13,342

Note 11. Borrowings under Lines of Credit

On March 31, 2005, the Company obtained a three-year revolving working capital line of credit facility from Westernbank, under the First Westernbank Credit Facility, allowing the Company to borrow up to $10.0 million. On September 1, 2005, the limit was increased to $15.0 million.  Advances under this facility are limited to 85% of eligible accounts receivables and together with the reserve amounting to $500,000, shall not exceed $15.0 million, and 60% of eligible inventory, which shall not exceed a sub-limit of $5.0 million for such inventory.

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts are expressed in thousands)

On August 31, 2005, the Company obtained an additional revolving working capital line of credit facility with Westernbank, under the Second Westernbank Credit Facility, allowing the Company to borrow up to $11.7 million.  Advances under this facility are limited to 85% of eligible accounts receivables together with the reserve of $500,000, not to exceed $11.7 million plus a reserve of $500,000, and 60% of eligible inventory, which shall not exceed a sub-limit of $5.0 million for such inventory.  On January 19, 2006, this facility was increased to $16.7 million, and during the three months ended June 30, 2006, this facility was further increased to $20.0 million.

As of June 30, 2006, total advances under the First and Second Westernbank Credit Facilities amounted to approximately $33.2 million.

On November 22, 2005, the Company obtained an additional facility of up to $5.0 million from Westernbank under the First Westernbank Credit Facility. This Secured Over Formula Advance (“SOFA”) facility is collateralized by the equity in Company owned fixed assets, to be utilized for prepayment of inventory purchases, and is revolving in nature. As at June 30, 2006, total advances under this facility amounted to approximately $4.6 million.

Borrowings under the above facilities bear interest at Westernbank’s prime rate (8.0% as of June 30, 2006 and 7.0% as of December 31, 2005) plus 1.0%.  Borrowings under the revolving working capital lines of credit are collateralized by the eligible receivables and inventories and are guaranteed by the Company and its subsidiaries.  The Company is required to maintain compliance with certain financial covenants including a specified working capital and net worth levels based on the Company’s consolidated operating budget.  As of June 30, 2006, the Company was in violation of certain financial covenants in its Westernbank Credit Facility; Westernbank has waived certain requirements of the loan and security agreements such that non-compliance of certain covenants shall not trigger an event of default. The Company expects to be in compliance as of September 30, 2006.

Note 12. Seller Financing

During the three month period ended June 30, 2006, the Company settled approximately $1.6 million (£900,000) to the previous owner of Ashton, UCB Pharma, relating to a deferred purchase price of that business. As of June 30, 2006, the amount owed to UCB Pharma was approximately $8.4 million (€6.7 million). The Company also owes approximately $4.7 million (£2.6 million) as payment due for the additional net current assets acquired not considered when the purchase price was negotiated between the parties (“excess working capital adjustment”). This excess working capital adjustment is non-interest bearing.

The Company is in the process of renegotiating the payment terms of the deferred purchase price, which is non-interest bearing, and is due to commence on September 29, 2006, payable in four equal monthly installments at the end of each respective month. The Company is also entitled, at any time prior to payment of the balance of the purchase price, to set-off against any unpaid claim it may have against UCB under the Ashton share purchase agreement. As collateral for the deferred portion of the purchase price, the Company granted UCB a secondary security position over the Company’s assets behind Westernbank’s current first security position, which is to be released upon full payment of the deferred purchase price. Westernbank and UCB have also agreed to an inter-creditor agreement to be terminated upon full payment of the deferred purchase price.

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts are expressed in thousands)

Note 13. Long term Debt, Net of Current Portion

Debt, net of current portion, consists of the following:

	June 30, 2006	December 31, 2005
	(Unaudited)
Prime+ 2% Secured Term Promissory Note A issue to Westernbank (1)	$2,562	$2,315
Prime+ 2% Secured Term Promissory Note B issue to Westernbank (1)	11,360	12,780
Prime+ 2% Secured Term Promissory Note C issue to Westernbank (1)	11,013	11,407
15% Secured Term Loan D Promissory Note issued to Westernbank (1)	4,000	4,500
Prime+ 2% Secured Term Promissory Note A issue to Westernbank by Inyx Europe (2)	2,883	2,983
Prime+ 2% Secured Term Promissory Note B issue to Westernbank by Inyx Europe (2)	8,657	9,637
Prime+ 2% Secured Term Promissory Note C issue to Westernbank by Inyx Europe (2)	2,650	2,950
15% Secured Term Loan D-Europe Promissory Note issued to Westernbank by Inyx Europe (2)	7,950	8,850
Capital lease obligations, due to financial institutions, collateralized by software and equipment, due in monthly installments of $14,000 including interest of 10% to 27%, through 2006 (3)	35	102
	51,110	55,524
Less current portion	(9,350)	(9,288)
	$41,760	$46,236

(1)
The First Westernbank Credit Facility, as amended, is comprised of a revolving loan (see Note 11) of up to $15.0 million including a reserve of $500,000, a SOFA line of up to $5.0 million (see Note 11), capital expenditure loan Term Note “A” of up to $5.0 million, for the purpose of funding ongoing construction or the acquisition of new equipment, two term loans (Term Notes “B” and “C”) and a mezzanine loan (Term Note “D”) amounting in aggregate to up to $31.0 million for the purpose of refinancing the indebtedness to Laurus Funds and purchasing the business assets of Aventis PR. The term notes are collateralized by substantially all the property of the Company and its subsidiaries whether now owned or thereafter to be acquired. All the term notes mature March 31, 2008 and are automatically renewed on a year-to-year basis unless terminated by the Company or Westernbank. Term Notes “A”, “B”, and “C” bear interest at Westernbank prime rate (8.0% and 7.0% at June 30, 2006 and December 31, 2005, respectively) plus 2.0%. The Term Note “D” bears interest at the rate of 15.0% per annum. Payment of the amounts due under the Term Notes accelerates upon the occurrence of an Event of Default.

(2)
In connection with the acquisition of Ashton, the Company, through its wholly owned subsidiary, Inyx Europe, obtained an additional non-dilutive, asset based, secured credit facility from Westernbank totaling $36.5 million (the “Second Westernbank Credit Facility”). The Second Westernbank Credit Facility is comprised of a revolving loan of up to $11.7 million including a reserve of $500,000 (see Note 12) plus a series of four term loans (Term Note “A”, “B”, “C” and “D”), amounting in the aggregate up to $24.8 million, and utilized to help fund the acquisition of all the outstanding shares of Ashton. The limit available under the revolving loan was increased by Westernbank on January 19, 2006 by $5.0 million to $16.7 million and again during the three months ended June 30, 2006 to $20.0 million, thus increasing total availability under these facilities to $44.8 million. The loans are secured by all of the assets of the Company and its subsidiaries whether now owned or thereafter to be acquired. The principal payments of Term Notes “A”, “B” and “C” commenced on December 1, 2005. All of the Term Notes mature on March 31, 2008, and are automatically renewed on a year-to-year basis unless terminated by the Company or Westernbank. Term Notes “A”, “B” and “C” bear interest at Westernbank prime rate + 2% (8.0% and 7.0% at June 30, 2006 and December 31, 2005, respectively). Term Note “D” bears interest at the rate of 15.0% per annum, and principal payments based on an agreed-upon formula commenced January 1, 2006. Payment of the amounts due under the Term Notes accelerates upon the occurrence of an Event of Default.

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts are expressed in thousands)

(3)	The Company leases computers and furniture under capital leases that expire in 2006. Interest rates range from 10% to 27%.

The aggregate maturities of the Westernbank long term debt facilities are as follows:

6 month period ending December 31, 2006	$4,593
Year ending December 31, 2007	9,571
Year ending December 31, 2008	36,911
$51,075

These Westernbank loans are automatically renewable after the initial three year period ending on March 31, 2008 on a year to year basis, unless terminated by the Company or Westernbank. The amortization schedule for repayment of the term loans ranges from 60 months to 180 months.

As of June 30, 2006, the Company was in violation of certain financial covenants in its Westernbank Credit Facility; Westernbank has waived certain requirements of the loan and security agreements such that non-compliance of certain covenants shall not trigger an event of default.

Note 14.  Net Loss per Share

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

Accordingly, as of June 30, 2006 and December 31, 2005, the Company had common stock equivalents of approximately 9,697,526 and 3,043,172 shares respectively, related to options and warrants with exercise prices ranging from $0.95 to $2.89 per share.

Note 15. Commitments and Contingencies

Leases

The Company has commitments under various long term operating lease agreements for various premises. In addition to rent, the Company and its subsidiaries are responsible for operating costs, real estate taxes and insurance. As of June 30, 2006, future minimum annual rental commitments under operating leases are as follows:

6 month period ending December 31, 2006	$609
Year ending December 31, 2007	1,065
Year ending December 31, 2008	731
Year ending December 31, 2009	428
Year ending December 31, 2010	220
Thereafter	31
$3,084

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts are expressed in thousands)

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

Key Customers

For the three months ended June 30, 2006, the Company’s three top current customers in the aggregate accounted for approximately $11.4 million of revenue or approximately 56.6% of total net revenues. In comparison, for the three months ended June 30, 2005, the Company’s top three customers in the aggregate accounted for approximately $5.8 million in net revenues or approximately 68% of total net revenues.

The Company’s management believes that a delay in the production requirements for any one of the Company’s major customers or the loss of any one of the Company’s top three customers would have a material adverse affect on operations and on the realizability of the Company’s assets.

Corporate Development Activities

The Company is also involved in a number of corporate development projects including research and development, and equipment acquisition activities that require the use of capital resources over extended periods of time. These activities may also include the use of external resources and third parties that require prepayment or cash deposits for supplies, equipment, and products or services that the Company may require from time to time.

Note 16. Subsequent Events

Subsequent to June 30, 2006, the Company issued 2,659,290 shares of its restricted common stock upon the exercise of 2,659,290 warrants at prices per share ranging from $0.95 to $1.35 for total cash proceeds of approximately $3.0 million. All such proceeds were used for operating activities and working capital.

On August 3, 2006, the Company entered into an Asset Purchase Agreement with a U.S.-based eye care pharmaceutical company to acquire that company’s right, title and interest in and all inventory, intellectual property, sales and marketing promotional materials and assigned contracts for six over-the-counter eye care products. The purchase price for such assets is $3,750,000. The Company made an initial payment of $750,000, and an additional $3.0 million is required to be paid upon consummation of transaction on August 31, 2006. The Company intends to fund the balance of this transaction from working capital.

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts are expressed in thousands)

Note 17. Equity Incentive Plans

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

All options granted pursuant to the 2003 Plan and the 2005 Plan shall be exercisable at a price per share at least equal to the fair market value at the time of grant. Unless otherwise specified, all options expire ten years from the date of grant. Both the 2003 Plan and the 2005 Plan are administered by the Company’s Compensation Committee.

For the three and six months ended June 30, 2006, the Company granted 720,000 and 997,000 stock options to purchase 720,000 and 997,000 shares of the Company’s common stock respectively. The fair value of these shares approximating $961,000 and $1.3 million respectively was evaluated using the Black-Scholes option pricing model with the following assumptions: a risk free interest rate of 4.20% to 5.11%, an expected life of four years, a volatility factor of 52% to 68% and a dividend yield of 0%.

During the three months and six ended June 30, 2006 the Company issued nil and 5,000 shares of its common stock with a value of approximately nil and $6,000 respectively for exercising stock options at a price of $1.10 per share.

For the three and six months ended June 30, 2006, nil and 310,000 stock options respectively were forfeited and cancelled, as compared to 150,000 and 550,000 shares for the three and six months ended June 30, 2005.

For the three and six months ended June 30, 2006, total compensation costs relating to stock options granted to employees, officers, directors, and other persons approximated $285,000 and $442,000, as compared to $65,000 and $131,000 for the three and six months ended June 30, 2005. These amounts are included in general and administrative expenses in the consolidated statements of operations, as the Company expects that it will continue to issue stock options to such persons.

Note 18. Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) reflected in the consolidated statement of changes in stockholders’ deficiency and other comprehensive loss represents accumulated foreign currency translation adjustments associated with the conversion of the Company’s United Kingdom and Canadian subsidiaries’ accounts to US dollars. These amounts are not adjusted for income taxes as they relate to an indefinite investment in a foreign subsidiary.

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts are expressed in thousands)

Note 19. Warrants

During the three and six months ended June 30, 2006, the Company received approximately $1.8 million and $6.4 million respectively in cash proceeds from the exercise of 1,839,905 and 6,441,977 warrants respectively at exercise prices per share ranging from $0.81 to $2.60. All such proceeds were used for operating activities and working capital. In addition, for the three and six months ended June 30, 2006, pursuant to certain cashless exercise of warrants, approximately 10,000 and 401,000 shares of common stock were returned into treasury respectively.

In comparison, the Company did not issue any warrants for the three months ended June 30, 2005. During the six months ended June 30, 2005, the Company issued to Laurus Funds, 300,000 five year warrants in conjunction with a waiver received and certain amendments to the registration rights agreements with Laurus Funds. The waiver covered any Events of Default that may have occurred under the credit facility and term note due to Laurus Funds. These warrants allow the holders to purchase the Company’s common stock at a price of $0.95 per share. The fair value of these warrants was estimated using the Black-Scholes option pricing model with the following weighted average assumption: a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 57.0%, and a dividend yield of 0.0%. The value assigned to these warrants was approximately $162,000 and was charged as interest and financing costs to the Company’s consolidated statement of operations for the six months ended June 30, 2005.

Note 20.  Related Party Transactions

Karver International, Inc. (“Karver”) is an affiliated company that subleases office space from the Company on the 40th Floor, 825 Third Avenue, New York, New York 10022. This consists of approximately 25% of the Company’s total office space in New York. For the three months ended June 30, 2006 and 2005, the Company charged Karver $10,125 and $9,000, respectively, for the sublease of furnished office space. In addition, the Company charged Karver $7,500 for the three months ended June 30, 2006 for management services in accordance with a related management services agreement. Under that management services agreement, certain Inyx employees located at the Company’s office in Toronto, Canada provide information technology, word processing and bookkeeping services to Karver, with such services consisting of approximately ten hours of allocated work-time per week. There were no similar charges for the three months ended June 30, 2005.

During the three months ended June 30, 2006, the Company entered into a short term lease agreement with Karver for sublease of an office space that the Company required in Miami, Florida, on a month-to-month basis. Monthly rent payments payable to Karver amount to $2,500. For the three month period ended June 30, 2006, Karver charged the Company a total of $7,500 for sublease of such office space.

Note 21. Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has experienced recurring operating losses and has an accumulated deficit and negative working capital. Additionally, the Company has significant debt payments due within the next twelve months. As of June 30, 2006, the Company was in violation of certain financial covenants in connection with its Westernbank Credit Facility and although the Company was granted a waiver regarding these covenants through August, 21, 2006 by Westernbank, there can be no assurances that the Company will meet such covenants in the future or that Westernbank will continue to grant such waivers.

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts are expressed in thousands)

Management of the Company intends to mitigate any factors relating to its future liquidity and capital resources from:

1) Cash generated from its operations. The Ashton business, which was acquired by the Company through its wholly-owned subsidiary, Inyx Europe, on August 31, 2005, has historically been a profitable operation and the Company expects it to continue to be so. The Company also expects to generate positive cash flow from its Inyx Pharma manufacturing facility as that operation continues to gain new products and new customers, especially in the HFA production area. The Company expects that the Inyx USA operation will commence to generate positive cash flow by the end of 2006, once the Company completes its transition of its Manatí, Puerto Rico site into an integrated business unit, capable of product commercialization, manufacturing and distribution for Inyx’s proprietary products. The Company also expects its Exaeris subsidiary, which commenced formal operations in January 2006, to start to materially contribute to its operating cash flow prior to the end of 2006 as a result of the King Pharmaceuticals collaboration, the MD Turbo co-promotion agreement, and other strategic initiatives including the acquisition of high margin proprietary products and complementary profitable businesses currently being completed by Exaeris.

2) Its Westernbank credit facilities including its revolving working capital lines of credit and capital expenditure loans. During 2005, the Company received increased limits on the First Westernbank Credit Facility amounting in aggregate to $10.0 million. In addition, in January 2006, the Company received an additional $5.0 million increase to its limit under the Second Westernbank Credit Facility, and a further increase of $3.3 million to this facility during the three months ended June 30, 2006.

3) The issuance of additional equity or debt securities to assist funding its operations and strategic growth plans including through product and business acquisitions.

There can be no assurances that the Company’s intentions will be achieved or that additional financing will be obtained.

Note 22. Extraordinary Gain

For the three and six months ended June 30, 2006, the Company recorded no income or expenses from extraordinary items.

By way of comparison, on March 31, 2005, Sanofi-Aventis advanced the Company, on a one time basis, $3.5 million for manufacturing, product support and business transition services to be provided from our Puerto Rico site. For the three months ended June 30, 2005, the Company recorded extraordinary income, net of costs and accrued interest, of approximately $917,000 for the services provided under the advance. As of June 30, 2005, approximately $1.2 million of the advance remained outstanding. This amount was repaid in December 2005.

UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

The following unaudited consolidated pro forma statements of operations presented herein for the three and six months ended June 30, 2005, give effect to the acquisitions of the business assets of Aventis PR and the CMSL (n/k/a Ashton) operations as if these acquisitions had taken place at the beginning of the respective periods presented.

The pro forma results for the three months ended June 30, 2005, as summarized below, include the actual results of the Company combined with the results of the acquired business of CMSL (n/k/a Ashton) for the three months ended June 30, 2005.

The pro forma results for the six months ended June 30, 2005, as summarized below, include the actual results of the Company combined with the results of the acquired business of Aventis PR for the three months ended March 31, 2005, and the results of the acquired business of CMSL (n/k/a Ashton) for the six months ended June 30, 2005; i.e. prior to the respective acquisition dates of those two businesses.

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

The preparation of the unaudited pro forma statement of operations for Aventis PR included an adjustment to reduce any revenues attributable to any Aventis PR inter-company sales and customer contracts not renewed at the date of acquisition. The Aventis acquisition was accounted for using the purchase method of accounting. The unaudited pro forma financial data is not necessarily indicative of the operations had the acquisition taken place at the beginning of the periods presented and such data is not intended to project the Company’s results of operations for any future period.

The CMSL (n/k/a Ashton) acquisition was a share purchase agreement. As such, all historical financial information is assumed to be as recorded with the exception of the pro forma adjustments as described in the following notes.

Unaudited Consolidated Pro Forma Statement of Operations
For the Six Months Ended June 30, 2005

	Aventis Pharma-ceuticals Puerto Rico, Inc.	Adjustments (1)	Aventis Puerto Rico (Acquired)	CMSL (n/k/a Ashton) (Acquired) (2)	Inyx, Inc.	Aventis PR Pro Forma Adjustments (3)		CMSL (n/k/a Ashton) Pro Forma Adjustments (4)		Combined
Net revenues	$15,575	$(11,905) (a)	$3,670	$22,184	$11,178	$-		$-		$37,032
Cost of sales	12,242	(10,261)	1,981	18,073	8,400	-		-		28,454
Gross profit	3,333	(1,644)	1,689	4,111	2,778	-		-		8,578

Operating expenses:
Research and development	-	-	-	-	947	-		-		947
General and administrative	2,609	(1,729)	880	1,819	6,426	-		-		9,125
Selling	-	12	12	658	174	-		-		844
Depreciation	-	71	71	1,952	716	220	(a)	186	(a)	3,145
Amortization of intangible assets	-	226	226	333	409	89(b	)	454	(b)	1,511
Total Operating expenses	2,609	(1,420)	1,189	4,762	8,672	309		640		15,572

Income (loss) from operations before interest and financing costs, income tax benefit and extraordinary gain	724	(224)	500	(651)	(5,894)	(309)	(c)	(640)	(c)	(6,994)

Interest (benefit) expense	(1,159)	1,524	365	-	6,146	(3,061)		1,152		4,602
Restructuring expense (benefit)	7,965	(7,965)	-	-	-	-		-		-

(Loss) profit before income tax benefit and extraordinary gain	(6,082)	6,217	135	(651)	(12,040)	2,752		(1,792)		(11,596)

Income tax benefit	-	-	-	253	-	-		538		791

Extraordinary gain	-	-	-	-	917	-		-		917

Net (loss) income	$(6,082)	$6,217	$135	$(398)	$(11,123)	$2,752		$(1,254)		$(9,888)

Unaudited Consolidated Pro Forma Statement of Operations
For the Three Months Ended June 30, 2005

	CMSL (n/k/a Ashton) (Acquired) (2)	Inyx, Inc.	Aventis PR Pro Forma Adjustments (3)		CMSL (n/k/a Ashton) Pro Forma Adjustments (4)		Combined
Net revenues	$9,486	$8,501	$-		$-		$17,987
Cost of sales	7,304	5,865	-		-		13,169
Gross profit	2,182	2,636	-		-		4,818

Operating expenses:
Research and development	-	590	-		-		590
General and administrative	863	4,584	-		-		5,447
Selling	379	40	-		-		419
Depreciation	1,011	555	249	(a)	93	(a)	1,908
Amortization of intangible assets	168	362	32	(b)	227	(b)	789
Total Operating expenses	2,421	6,131	281		320		9,153

Income (loss) from operations before interest and financing costs, income tax benefit and extraordinary gain	(239)	(3,495)	(281)	(c)	(320)	(c)	(4,335)

Interest (benefit) expense	-	1,534	717		576		2,827
Restructuring expense (benefit)	-	-	-		-		-

(Loss) profit before income tax benefit and extraordinary item	(239)	(5,029)	(998)		(896)		(7,162)

Income tax benefit	93	-	-		269		362

Extraordinary gain	-	917	-		-		917

Net (loss) income	$(146)	$(4,112)	$(998)		$(627)		$(5,883)

Notes to unaudited pro forma consolidated statement of operations

For the Three and Six Months Ended June 30, 2005

(1)	Reflects adjustments to eliminate certain revenues and expenses historically recorded or incurred by Aventis PR which related to those operations not acquired by Inyx USA.

a.
Aventis PR’s revenue represents all manufacturing revenues relating to the carved-out business of Aventis PR and was derived using the actual product volumes of the products acquired in the acquisition on March 31, 2005, extended at the newly negotiated unit prices for each one of these products.

(2)
Reflects the actual revenue and expenses historically recorded by CMSL (n/k/a Ashton). The figures have been converted from GBP’s to US dollars based on average exchange rates in effect for the three and six months ended June 30, 2005 and 2006. Adjustments were made to reduce the cost of sale and correspondingly increase the selling, general and administration cost to remain consistent with US reporting format.

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

General

Inyx, Inc. (“Inyx”, “we”, “us”, “our”, or the “Company”), through its wholly-owned subsidiaries, Inyx USA, Ltd. (“Inyx USA”); Inyx Pharma Limited (“Inyx Pharma”); Inyx Europe Limited (“Inyx Europe”), including Inyx Europe’s wholly-owned subsidiary Ashton Pharmaceuticals Limited (“Ashton Pharmaceuticals” or “Ashton”); Inyx Canada Inc. (“Inyx Canada”); and Exaeris Inc. (“Exaeris”) is a specialty pharmaceutical company. We focus our expertise on the development and manufacturing of prescription and over-the-counter (“OTC”) aerosol pharmaceutical products and drug delivery technologies for the treatment of respiratory, allergy, cardiovascular, dermatological and topical conditions. Our client base primarily consists of ethical pharmaceutical corporations, branded generic pharmaceutical distributors and biotechnology companies. Although we perform some sales and marketing functions, we have limited product distribution capabilities; therefore we depend on our customers’ distribution channels or strategic partners to market and sell the pharmaceutical products we develop and manufacture for them.

Recent Developments

Commencement of Operations of Exaeris

On March 29, 2005, we incorporated a wholly-owned subsidiary, Exaeris Inc. (“Exaeris”), a Delaware Corporation, to manage and operate our pharmaceutical marketing and commercial activities, including those through collaborative agreements with other companies. In January 2006, Exaeris commenced formal operations.

Our strategy is to have Exaeris focus on the sales and marketing of niche or enhanced generic pharmaceutical products, including our clients’ products and our own developed or acquired proprietary products to specialists in the respiratory, allergy, dermatological, topical and cardiovascular treatment market sectors. By also leveraging our manufacturing expertise in such treatment areas, we believe that we can develop a strong competitive position in these niche market sectors and more effectively evolve into a fully-integrated specialty pharmaceutical company.

Exaeris’ sales force has been initially established through a commercial relationship with a pharmaceutical contract sales representative organization, but we do intend to continue to develop and expand Exaeris’ sales and marketing functions in order to better serve our clients and collaborative partners. This includes the development or acquisition of managed care and national accounts sales teams, relationships with drug wholesalers, distributors and mass retailers, and the enhancement of Exaeris’ sales and market research and analytical operations,

In addition to continuing to develop and grow Exaeris’ sales and marketing functions and industry relationships, Exaeris’ management team’s initial primary focus will be to provide the sales, marketing and product promotion support required for our product development, manufacturing and marketing collaboration agreements with King Pharmaceuticals, Inc. (“King”) regarding King’s Intal® and Tilade® products. Intal® and Tilade® are non-steroidal, anti-inflammatory agents for the management of asthma. Such multi-year agreements were signed on September 8, 2005 and include the formation of an Alliance Management Committee, comprised of three senior executives from each company who plan, administer and monitor the activities of parties under the noted agreements. Under the King marketing and collaboration agreements, Exaeris commenced co-promoting and marketing Intal® and Tilade® in January 2006.

In April 2006, Exaeris also entered into a co-promoting and co-marketing agreement with Teamm Pharmaceuticals, Inc. (“Teamm”) to launch a new product, MD Turbo™, in the United States. Teamm has licensed MD Turbo™ for the U.S. market from a private company which developed the product. MD Turbo™ is believed to be the first product that converts the traditional metered dose inhaler (“MDI”) into a breath-activated device. According to its developer, MD Turbo™ is a patent-protected device that converts 90% of MDIs in use today into automated delivery by using a breath-actuated firing mechanism, better ensuring that the proper amount of medication is delivered into the lungs. MD Turbo™ also contains an electronic dose counter to further help patients improve medication compliance by tracking the number of doses remaining before a refill is required.  We believe that the combination of these two key features − breath activation and dose counting − should address two of the biggest challenges in MDI use. In June 2006, MD Turbo™ was commercially launched.

Exaeris Holdings Limited

Subsequent to June 30, 2006, in order to expand our sales and marketing operations, we also formed Exaeris Holdings Limited (“Exaeris Holdings”), a wholly owned subsidiary of Exaeris that was incorporated in the State of Delaware. Through Exaeris Holdings, we intend to pursue the acquisition of specialty pharmaceutical companies with sales forces and proprietary product lines that are complementary to our existing business.

Inyx Germany GmbH

During the three months ended June 30, 2006, we organized Inyx Germany GmbH (“Inyx Germany”) (f/k/a Vision Beteilgungs GmbH), registered in Hamburg, Germany, to pursue the development, manufacturing and distribution of pharmaceutical products, as well as the acquisition and management of interests of such pharmaceutical companies, primarily in Germany. As of the date of this report, Inyx Germany had not yet commenced formal operations.

Consolidated Results

The accompanying consolidated financial information includes the accounts of Inyx and its wholly-owned subsidiaries: Inyx USA, Inyx Pharma, Inyx Europe, including Inyx Europe’s wholly-owned subsidiary Ashton Pharmaceuticals, Inyx Canada and Exaeris.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The Pro Forma results give effect to the acquisitions of Aventis PR (“Inyx USA”) and CMSL (“Ashton”) as if these operations had been owned and operated by Inyx for the three and six months ended June 30, 2005, along with our Company’s other operations.

Critical Accounting Policies and Significant Estimates

Management’s discussion and analysis of Inyx’s financial condition and results of operations is based upon the consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. At least quarterly, management reevaluates its judgments and estimates which are based on historical experience, current trends and various other assumptions that are believed to be reasonable under the circumstances.

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company believes its most significant accounting policies are related to the following areas: revenue recognition, translation of foreign currency, valuation of long lived assets and intangible assets. Details regarding the Company’s use of these policies and the related estimates are described fully in the Company’s 2005 Form 10-K. During 2006, there have been no material changes to the Company’s significant accounting policies that impacted the Company’s financial condition or results of operations.

RESULTS OF OPERATIONS

The financial information set forth in the following discussion should be read in conjunction with and qualified in its entirety by the financial statements of our Company presented elsewhere herein.

	Actual Results for the Six Months Ended June 30,		Pro Forma Results for the Six Months Ended June 30,	Actual Results for the Three Months Ended June 30,		Pro Forma Results for the Three Months Ended June 30,
	2006	2005	2005	2006	2005	2005
Net revenues	$41,554	$11,178	$37,032	$20,142	$8,501	$17,987
Cost of sales	25,639	8,399	28,454	12,528	5,864	13,169
Gross profit	15,915	2,779	8,578	7,614	2,637	4,818

Operating expenses:
Research and development	1,167	947	947	485	590	590
General and administrative	15,261	6,426	9,125	10,531	4,585	5,447
Selling	3,274	174	844	2,032	40	419
Depreciation	3,052	716	3,145	1,538	555	1,908
Amortization of intangible assets	879	409	1,511	443	362	789
Total operating expenses	23,633	8,672	15,572	15,029	6,132	9,153

Loss before interest and financing costs and extraordinary gain	(7,718)	(5,893)	(6,994)	(7,415)	(3,495)	(4,335)

Interest and financing costs	4,720	6,146	4,602	2,430	1,534	2,827

Net loss before provision for income taxes and extraordinary gain	(12,438)	(12,039)	(11,596)	(9,845)	(5,029)	(7,162)

Provision for income taxes	-	-	791	-	-	362
Extraordinary gain, net of taxes	-	917	917	-	917	917

Net loss	$(12,438)	(11,222)	(9,888)	$(9,845)	(4,112)	(5,883)

NET REVENUES

Our revenues are derived from pharmaceutical manufacturing revenues, product marketing and commercialization fees, and product formulation and development outsourcing services, including product stability, commercial scale-up, and validation and regulatory support for our clients’ products. Such revenues are dependent upon our clients maintaining or obtaining regulatory approval for the sale of their products in their designated markets.

Revenue is recognized when products are shipped and are recorded at the invoiced value of goods supplied to customers net of discounts, sales tax and value-added tax. Development revenue in the form of products and services is recognized using the proportional-performance model, whereby revenue is recognized as performance occurs based on the relative value of the performance that has occurred to that point in time. Our Company fulfills obligations for development revenue over a period of time as we believe that our customers receive value throughout the performance period.

Net revenues for the three months ended June 30, 2006 increased by approximately $11.6 million or 137% to approximately $20.1 million as compared to net revenues of $8.5 million for the same period in the prior year. Pro forma net revenues amounted to $18.0 million for the three months ended June 30, 2005.

Net revenues for the six months ended June 30, 2006 increased by approximately $30.4 million or 272% to approximately $41.6 million from net revenues of approximately $11.2 million for the six months ended June 30, 2005. Pro forma net revenues amounted to $37.0 million for the six months ended June 30, 2005.

The increase in net revenues for the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005, is primarily attributable to the addition of the Ashton business and the commencement of the Exaeris business to our operations, neither of which contributed to our net revenues and results of operation during the same periods in 2005.

The Ashton business is currently our largest operation and, as a result of our increasing business development activities and overall business scope, we expect that business to continue to expand with the addition of new customers, new products and additional volume at the site, especially in the sterile and dry powder inhaler areas of the business.

We also believe that the Exaeris operation will continue to grow as a result of our current business development activities and the increasing industry awareness of our capabilities to assist our clients direct their respective products to specific and targeted markets.

Additionally, during the three and six months ended June 30, 2005, we commenced certain contract development and product commercialization activities at all of our manufacturing sites, including technology transfers for a number of existing and new customers, which are included in our results of operations. Such manufacturing commercialization activities include product manufacturing site transfers, scale-up and industrialization technical and regulatory support, product development and testing work and commercial manufacturing support for our customers. We also expect that for those customers with which we do not currently have a long term manufacturing relationship, these activities will lead to long term manufacturing contracts as a result of the associated product manufacturing site registration process that is regulated in our industry.

We also continue to expand the commercial manufacture of hydrofluoroalkane (“HFA”) non-ozone depleting MDIs at both our Inyx USA and Inyx Pharma manufacturing sites. We are currently commercializing and manufacturing at least ten HFA products for our customers; during the same period in 2005, we were involved in only four such products. We believe that as the Montreal Protocol continues to be implemented around the world, and most importantly in the U.S. market, our expertise in converting from CFC to CFC-free aerosol pharmaceuticals, and the commercialization and production of HFA and hydrocarbon foam products, should continue to generate increasing business, especially at our Inyx Pharma and Inyx USA manufacturing sites where we are currently focused on such technologies.

We do not currently derive any of our revenues from the sale of our own products. Our revenues are, therefore, dependent upon our clients maintaining or obtaining regulatory approval for the sale of their products in their designated markets. Although our net revenues improved between the comparative periods of 2006 and 2005 as a result of the additional business noted above, certain existing and new business we expected during the six months ended June 30, 2006 has been delayed into the fourth quarter of 2006 and early 2007, due to additional regulatory documentation and testing procedures that a number of our customers have had to complete as they commercialize their products or transfer their products into our sites. We expect to make up a majority of this delayed business in the second half of 2006 as a result of the timely completion of the regulatory approval processes for other new products being introduced at our sites, additional contract commercialization and manufacturing projects, the commercialization of our own proprietary products, and from certain business and corporate development opportunities we believe we can complete by the fourth quarter of 2006.

For the three months ended June 30, 2006, our three top customers in the aggregate accounted for approximately $11.4 million or 57% of our total net revenues. During this period, these three customers accounted for approximately $7.9 million, or 39% of total revenues; approximately $2.8 million, or 14% of total revenues; and approximately $671,000, or 3% of total revenues, respectively.

In comparison, for the three months ended June 30, 2005, our three top customers in the aggregate accounted for approximately $5.8 million, or 68% of our total net revenues. During this period, these three customers accounted for approximately $3.7 million, or 44% of total revenues; approximately $1.5 million, or 18% of total revenues; and approximately $495,000, or 6% of total revenues, respectively.

As noted above, a delay in the production for any one of our top three clients or the loss of any such client would have a material adverse affect on our revenues and profitability opportunities. As part of our strategic growth objectives, we continue to broaden our business scope, customer base and distribution channels to mitigate the risk of our economic dependence on any one client. We also believe that as we continue to expand our product commercialization, manufacturing, production, testing and regulatory support and product marketing and distribution infrastructure, we will be able to draw additional business and new clients who will want to leverage that infrastructure to reduce their own supply chain costs.

Additionally, although we do not currently derive any of our revenues from the sale of our own products, we believe that we can also increase our revenues and achieve greater margins through the addition of our own product lines in selected pharmaceutical market sectors, with marketing to be conducted through alliances and partnerships with certain strategic customers or directly through Exaeris. We expect that these types of revenues would include direct sales, royalty payments and marketing and licensing fees for our planned products.

Co-Promotion and Strategic Alliance Arrangements

     Our Company has entered into co-promotion and strategic alliance arrangements to co-promote certain respiratory products in the United States. Pursuant to these arrangements, we utilize Exaeris’ U.S. based sales force to promote such products. As noted above, Exaeris’ sales force has initially been established through a commercial relationship with a pharmaceutical contract sales representative organization.

In January 2006, under the King marketing and collaboration agreements, Exaeris commenced co-promoting and marketing Intal® and Tilade® (both non-steroidal anti-inflammatory respiratory MDIs), to the respiratory specialist market.

In April 2006, Exaeris also entered into a co-promoting and co-marketing agreement with Teamm to market and promote MD Turbo™ to respiratory specialists in the United States. The MD Turbo™ was commercially launched in June 2006.

COST OF GOODS SOLD

Cost of goods sold is associated with manufacturing and development revenues and includes materials, labor, factory overheads and technical affairs, including quality control and quality assurance regulatory support functions.

Cost of sales for the three months ended June 30, 2006 amounted to approximately $12.5 million, or 62% of net revenues. In comparison, for the three months ended June 30, 2005, cost of goods sold amounted to approximately $5.9 million, or 69% of net revenues. On a pro forma basis, for the three months ended June 30, 2005, pro forma cost of goods sold amounted to approximately $13.2 million or 73% of pro forma net revenues.

Cost of sales for the six months ended June 30, 2006 amounted to approximately $25.6 million, or 62% of net revenues. For the six months ended June 30, 2005, cost of goods sold amounted to approximately $8.4 million, or 75% of net revenues. On a pro forma basis, for the six months ended June 30, 2005, pro forma cost of goods sold amounted to approximately $28.5 million or 77% of pro forma net revenues.

The improvement in cost of goods sold as a percentage of net revenues between the respective reporting periods is primarily attributable to more efficiencies gained from the increasing utilization of our product commercialization, and manufacturing capacities and resources; and secondly, through the addition of more profitable business as a result of the inclusion of Exaeris and Ashton in our results of operation during the first half of 2006. Exaeris’ costs are primarily sales and administrative costs while Ashton has traditionally had a lower cost of sales in comparison to our Inyx Pharma and Inyx USA operations.

We do expect to further reduce our cost of sales, as a percentage of net revenues, as we continue to add more business at our facilities and further increase the utilization of our manufacturing capacities and resources companywide as well as grow our Exaeris operations.

GROSS PROFIT

Gross profit for the three months ended June 30, 2006 increased by approximately $5.0 million to approximately $7.6 million, or 38% of net revenues of $20.1 million. In comparison, for the three months ended June 30, 2005, we had a gross profit of approximately $2.6 million on net revenues of approximately $8.5 million. Pro forma gross profit for the three months ended June 30, 2005 amounted to approximately $4.8 million, or 27% of pro forma net revenue.

Gross profit for the six months ended June 30, 2006 amounted to approximately $15.9 million on net revenues of $41.6 million, or 38% of net revenues. In comparison, the gross profit for the six months ended June 30, 2005 amounted to approximately $2.8 million on net revenues of approximately $11.2 million, or 25% of net revenues. On a pro forma basis, gross profits amounted to $8.6 million for the six months ended June 30, 2006, or 23% of pro forma net revenue.

The improvement in gross profitability between the comparative periods is the result of several factors, including the achievement of development milestones during the three and six months ended June 30, 2006 on several new customer contracts related to high-margin, technical transfer work required prior to the commencement of commercial manufacturing. Additionally, production volumes from commercial supply contracts with our larger current European customers have increased due to regulatory approvals in certain European markets having been granted for their respiratory products. This has all resulted in increased utilization of product development and manufacturing capacity at our facilities in the United States and United Kingdom. In turn, we have been able to absorb more of our fixed overhead and labor costs, thereby improving our overall gross profit margins.

We believe that we can further improve our gross profit margins as we continue to add more business at our facilities and through the addition of our own pharmaceutical product lines, which offer greater profit margins than those provided by contract manufacturing services. We also continue to pursue product in-licensing opportunities, including those in collaboration with other pharmaceutical companies. Although we do not currently derive any revenues from the sale or marketing of our own products, we believe that we can commence to market our own proprietary products before the end of 2006.

OPERATING EXPENSES

Our operating expenses consist of product research and development costs, general and administrative, selling, depreciation as well as amortization of intangible assets expenses.

Operating expenses for the three months ended June 30, 2006 amounted to approximately $15.0 million, or 75% of net revenues of $20.1 million. In comparison, for the three months ended June 30, 2005, our operating expenses amounted to approximately $6.1 million, or 72% of net revenues of $8.5 million. On a pro forma basis, operating expenses for the three months ended June 30, 2005 amounted to approximately $9.2 million, or 51% of pro forma net revenues of $18.0 million.

Operating expenses for the six months ended June 30, 2006 amounted to approximately $23.6 million, or 57% of net revenues of $41.6 million. In comparison, operating expenses for the six months ended June 30, 2005 amounted to approximately $8.7 million, or 78% of net revenues of $11.2 million. On a pro forma basis, operating expenses for the six months ended June 30, 2005 amounted to approximately $15.6 million, or 42% of pro forma net revenues of $37.0 million.

 The increase in our operating expenses for the three and six months ended June 30, 2006 is the result of significantly increased general and administrative, selling and depreciation expenses as compared to the same periods in 2005 due to the addition of the Inyx USA and Ashton facilities and operations, and Exaeris’ selling costs to our overall business. In addition, for the three and six months ended June 30, 2006, we have been involved in a number of corporate and business development activities which has resulted in greater general and administrative costs, including travel and third-party costs that we are now expensing in anticipation of completing such activities. For example, for the three months ended June 30, 2006, we have expensed approximately $3.0 million in one-time, non-recurring due diligence, travel and other transaction-associated costs related to these pending business development and corporate development activities.

Research and Development Costs

Research and development costs for the three months ended June 30, 2006 were approximately $485,000, or 3% of our operating expenses and 2% of our net revenues for the period. In comparison, for the three months ended June 30, 2005, our research and development costs amounted to approximately $590,000, or 10% of our operating expenses and 7% of our net revenues for the comparable period. On a pro forma basis, research and development costs for the three months ended June 30, 2005 amounted to approximately $590,000, or 6% of pro forma operating expenses and 3% of pro forma net revenues.

Research and development costs for the six months ended June 30, 2006 were approximately $1.2 million, or 5% of our operating expenses and 3% of our net revenues. In comparison, research and development costs for the six months ended June 30, 2005 were approximately $947,000, or 11% of our operating expenses and 8% of our net revenues. On a pro forma basis, research and development costs for the six months ended June 30, 2005 amounted to approximately $947,000, or 6% of pro forma operating expenses and 3% of pro forma net revenues.

As part of our strategy to evolve into a specialty pharmaceutical company with our own proprietary products, we will continue to incur research and development costs as part of operating expenses. We also expect research and development costs to generally increase as we increase our activities in these areas over the next twenty-four months. Such costs include intellectual property development costs, salaries for required technical staff, fees to consultants and costs associated with the use of external laboratory facilities, as may be required. We believe that even though research and development costs may increase our operating expenses in the short term, in the long term, these costs should be offset by the higher profit margins derived from the manufacturing and sale of our own proprietary products as compared to the operating margins of our contract manufacturing services. We plan to distribute our proprietary products through our own customers’ distribution channels or in collaboration with other strategic marketing partners as well as through Exaeris’ sales and distribution channels.

We are focusing our product development efforts on inhalation-therapy drug delivery devices and methods, and generic prescription and over-the-counter aerosol pharmaceutical products for respiratory, dermatological, topical, and cardiovascular applications. We also believe that we can enhance our competitive position through the acquisition of regulatory-approved pharmaceutical products and drug delivery devices, including those through the acquisition of other pharmaceutical companies. One such example is our acquisition of a lipid-binding matrix for delivering incompatible or unstable drug substances. We plan to use this technology to develop our own proprietary metered dose inhalers (“MDIs”) for the treatment of asthma and other respiratory diseases, as well as across a broad-spectrum of other inhalation-therapy treatments, including acute and chronic pain management.

We have not yet commercialized any of our own proprietary products, although we do have a number of aerosol pharmaceutical products already under development or in late planning stages. These consist of single molecule and combination HFA respiratory inhalants, non-CFC propelled oral sprays for cardiovascular ailments, wound irrigation and cleansing sprays utilizing novel barrier technologies, and anti-inflammatory nasal pumps. Our initial two proprietary products, a wound-care spray and an anti-inflammatory nasal pump, are expected to be ready for commercial marketing in late 2006.

During 2006, we also expect to complete the acquisition of targeted pharmaceutical product lines that will assist in expanding our sales and marketing, product management and distribution infrastructure and capabilities. We believe that these types of capabilities are critical to our plans to evolve into a fully-integrated specialty pharmaceutical company with extensive distribution channels.

General and Administrative Expenses

Our general and administrative expenses include management and staff compensation; corporate overhead costs; administrative support; business and corporate development expenses including travel costs; property, business and liability insurance; and business support costs incurred by Company.

General and administrative expenses for the three months ended June 30, 2006 amounted to approximately $10.5 million, or 70% of our operating expenses and 52% of our net revenues for the period. In comparison, for the three months ended June 30, 2005, our general and administrative expenses amounted to approximately $4.6 million, or 75% of our operating expenses and 54% of our net revenues for the comparable period. On a pro forma basis, general and administrative expenses for the three months ended June 30, 2005 amounted to approximately $5.4 million, or 60% of our pro forma operating expenses and 30% of pro forma net revenues.

General and administrative expenses for the six months ended June 30, 2006 amounted to approximately $15.3 million, or 65% of our operating expenses and 37% of net revenues. In comparison, general and administrative expenses for the six months ended June 30, 2005 were approximately $6.4 million, or 74% of operating expenses and 57% of our net revenues for the comparative period. On a pro forma basis, general and administrative expenses for the six months ended June 30, 2006 amounted to approximately $9.1 million, or 59% of our pro forma operating expenses and 25% of pro forma net revenues.

The increase in our general and administrative expenses for the three and six months ended June 30, 2006 as compared to the same periods in 2005 is primarily due to the larger scope of our business as a result of the addition of the Inyx USA, Ashton and Exaeris operations. As a result, we are incurring additional salary, employee benefit and administrative support costs, including those due to the addition of senior business and financial executives to our management team in order to help manage our operations and business integration activities. For the three months ended June 30, 2006, we incurred approximately $3.5 million for salaries and benefits. Other general and administrative costs for the three months ended June 30, 2006 includes insurance costs of approximately $1.0 million, travel expenses of approximately $1.3 million, building and rent expenses of approximately $800,000, and legal, audit and outside consulting expenses of approximately $590,000.

In addition, for the three and six months ended June 30, 2006, we have been involved in a number of corporate and business development activities in both Europe and the U.S. that have resulted in an increase in general and administrative costs. These costs include travel, due diligence and other non-recurring charges relating to acquisitions, which amounted to approximately $1.7 million for the three months ended June 30, 2006.

Although we have been incurring additional general and administrative costs due to our corporate development activities, we believe that once we begin to introduce our own proprietary products and acquired products, we can continue to improve our revenue stream and subsequent gross profit margins, and that such improved margins will thereby offset any incremental general and administrative costs that we may have to incur as a result of our strategic development plans and overall business expansion.

Selling Expenses

Selling expenses consist primarily of salaries, commissions and marketing costs, including those associated with Exaeris, the commercial and marketing operation of our business.

Selling expenses for the three months ended June 30, 2006 amounted to approximately $2.0 million, or 14% of our operating expenses and 10% of our net revenues for the period. In comparison, for the three months ended June 30, 2005, our selling expenses amounted to approximately $40,000, or 1% of our operating expenses and 0.5% of our net revenues for the comparable period. On a pro forma basis, selling expenses for the three months ended June 30, 2005 amounted to approximately $419,000 or 5% of pro forma operating expenses and 2% of pro forma net revenues.

Selling expenses for the six months ended June 30, 2006 were approximately $3.3 million, or 14% of our operating expenses and 8% of net revenues. In comparison, selling expenses for the six months ended June 30, 2005 were approximately $174,000, or 2% of operating expenses and 2% of net revenues for the comparable period. On a pro forma basis, selling expenses for the six months ended June 30, 2005 amounted to approximately $844,000, or 5% of pro forma operating expenses and 2% of pro forma net revenues.

The increase in selling expenses is primarily attributable to the commencement of our Exaeris operation, and enhanced sales and marketing activities across all of our operations as we continue to increase our business and revenue base. We also expect our selling expenses to increase concomitantly with expected revenue increases as we continue to ramp-up our business development and commercial activities.

Although we continue to expand our own proprietary product development programs, we have not yet commercialized or marketed our own products or drug delivery applications. Our sales and marketing functions have, therefore, been primarily focused on expanding our pharmaceutical manufacturing and development business with existing or potential clients.

Under Exaeris, we continue to build a sales force through a contract services organization. Although part of this cost will be offset as a result of our collaboration agreement with King, a larger sales force will add to our selling expenses in 2006. We believe that we can offset such additional costs by the new revenue stream that this sales force is expected to generate, including through expected revenues from product in-licensing opportunities that we are actively pursuing.

Depreciation

The value of our property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from 25 years for buildings and 3-10 years for equipment.

Depreciation expenses for the three months ended June 30, 2006 amounted to approximately $1.5 million, or 10% of our operating expenses. In comparison, for the three months ended June 30, 2005, depreciation expenses amounted to $555,000 or 9% of operating expenses for the comparable period in the prior year. On a pro forma basis, depreciation expenses for the pro forma three months ended June 30, 2005 amounted to approximately $1.9 million, or 21% of pro forma operating expenses.

Depreciation expenses for the six months ended June 30, 2006 were approximately $3.1 million, or approximately 13% of operating expenses. In comparison, depreciation expenses for the six months ended June 30, 2005 were approximately $716,000 or approximately 8% of operating expenses for the comparable period in the prior year. On a pro forma basis, depreciation expenses for the pro forma six months ended June 30, 2005 amounted to approximately $3.1 million or 20% of pro forma operating expenses.

The increase in depreciation expenses for the three months ended June 30, 2006 is primarily attributable to depreciation expenses of approximately $944,000 relating to the addition of the Ashton facility to our operations. This primarily consists of building, and machinery and equipment in the amount of $4.8 million and $18.1 million, respectively. In addition, depreciation expense increased between the comparative periods as a result of additional office furniture and fixtures acquired to accommodate our growth.

The increase in depreciation expenses for the six months ended June 30, 2006 is primarily attributable to the depreciation expense of approximately $2.3 million relating to addition of the Inyx USA and Ashton facilities to our operations. This primarily consists of building, and machinery and equipment in the amount of $8.6 million and $24.8 million, respectively. The increase also consists of a depreciation expense relating to HFA manufacturing equipment held for use that has now been placed in service during the current six-month period to commercially manufacture products for two of our larger customers at our Inyx Pharma site. In addition, depreciation expense increased between the comparative six-month periods as a result of additional office furniture and fixtures acquired to accommodate our growth.

Amortization of Intangible Assets

The fair values assigned to the intangible assets acquired are based on estimates and assumptions provided and other information compiled by management, including independent valuations that utilize established valuation techniques appropriate for the industry in which our Company operates. Amortization expenses for intangible assets relate to acquired intangible assets, which include trade marks, trade names, customer relationships, customer contracts, customer lists, product licenses, know-how, and a technology patent acquired by our Company.

The amortization expense for intangible assets for the three months ended June 30, 2006 was approximately $443,000, or 3% of operating expenses for the period. In comparison, for the three months ended June 30, 2005, the amortization expense for intangible assets amounted to approximately $362,000 or 6% of operating expenses for the comparable period in the prior year. On a pro forma basis, such amortization expense amounted to approximately $789,000, or 9% of pro forma operating expenses for the three months ended June 30, 2005.

The amortization expense for intangible assets for the six months ended June 30, 2006 was approximately $879,000, or 4% of our operating expenses. In comparison, the amortization expense for the six months ended June 30, 2005 was approximately $409,000 or 5% of operating expenses for the comparable six month period in the prior year. On a pro forma basis, such amortization expense amounted to approximately $1.5 million, or 10% of pro forma operating expenses for the six months ended June 30, 2005.

The increase in amortization expenses for the three months ended June 30, 2006 is attributable to amortization expense of approximately $128,000 relating to the addition of the Ashton facility to our operations. This primarily consists of customer relationships and product licenses in the amount of $5.7 million and $1.2 million, respectively.

The increase in amortization expense for the six months ended June 30, 2006 is primarily attributable to the amortization expense of approximately $474,000 relating to the addition of the Inyx USA and Ashton facilities to our operations. This primarily consists of customer contracts, customer relationships and product licenses in the amount of $1.4 million, $10.8 million and $1.2 million, respectively.

These intangible assets are amortized on a straight line basis over their estimated remaining useful lives in proportion to the underlying cash flows that were used in determining the acquired value.

INTEREST AND FINANCING COSTS

Interest and financing costs consist of interest expense related to borrowings under working capital lines of credit and long term debt.

For the three months ended June 30, 2006, interest and financing costs were approximately $2.4 million as compared to approximately $1.5 million for the three months ended June 30, 2005. For the pro forma three months ended June 30, 2005, pro forma interest and financing costs amounted to approximately $2.8 million.

For the six months ended June 30, 2006, interest and financing costs were approximately $4.7 million as compared to approximately $6.1 million for the six months ended June 30, 2005. For the pro forma six months ended June 30, 2005, pro forma interest and financing costs amounted to approximately $4.6 million.

Interest and financing costs for the three months ended June 30, 2006 included approximately $2.2 million in interest payments to Westernbank and approximately $171,000 in amortization of deferred financing charges.

Interest and financing costs for the six months ended June 30, 2006 included approximately $4.3 million in interest payments to Westernbank and approximately $332,000 in amortization of deferred financing charges. During the six months ended June 30, 2005, our Company incurred interest on debt, debt discount, beneficial conversion feature relating to a convertible debt, and amortization of interest costs in the amounts of approximately $2.3 million, $1.4 million, $1.7 million and $716,000 relating to the repayment of debt, respectively.

The higher interest and financing costs for the three months ended June 30, 2006 are related to the asset-based funding that Westernbank has provided the Aventis PR and Ashton acquisitions, and our operations of those sites to date. As of June 30, 2006, the weighted average interest rate on outstanding loans during the period amounted to approximately 10.24%.

EXTRAORDINARY GAIN

On March 31, 2005, Sanofi-Aventis advanced our Company, on a one time basis, $3.5 million for manufacturing, product support and business transition services to be provided from our Puerto Rico site. For the three months ended June 30, 2005, our Company recorded extraordinary income, net of costs and accrued interest, of approximately $917,000 for the services provided under the advance. As of June 30, 2005, approximately $1.2 million of the advance remained deferred and was subsequently repaid as services were not provided.

NET LOSS

The net loss for the three months ended June 30, 2006 was approximately $9.8 million as compared to a net loss of approximately $4.1 million for the three months ended June 30, 2005. For the pro forma three months ended June 30, 2005, the pro forma net loss was approximately $5.9 million.

The net loss for the six months ended June 30, 2006 was approximately $12.4 million as compared to a net loss of $11.1 million for the six months ended June 30, 2005. For the pro forma six months ended June 30, 2005, the pro forma net loss was approximately $9.9 million.

Although our net revenues and gross profits continue to grow, the increase in our net loss for the three and six months ended June 30, 2006 is the result of our increased general and administrative, selling and depreciation expenses as compared to the same periods in 2005 due to the recent addition and integration of the Inyx USA and Ashton facilities and operations into our business, and a result of the addition of Exaeris’ administrative and selling costs on our overall business. Although Exaeris’ costs are partly offset as a result of our collaboration agreement with King, we expect that it will take until the end of 2006 before Exaeris’ revenue stream, including as a result of the King collaboration, the MD Turbo™ co-promotion agreement, and any revenues we are expecting from product in-licensing and acquisition opportunities that we are actively pursuing, will totally offset its administrative and selling costs.

In addition, as noted earlier, for the three and six months ended June 30, 2006, we have been involved in a number of corporate and business development activities that has resulted in greater general and administrative costs, including travel and third-party costs that we are now expensing in anticipation of completing such activities. For example, for the three months ended June 30, 2006, we have expensed approximately $3.0 million in one-time, non-recurring due diligence, travel and other transaction-associated costs related to these pending business development and corporate development activities.

Subsequently, we do expect to continue benefiting from our recent acquisitions as a result of the diverse client base, commercial collaborations and business development opportunities that we believe these business assets are starting to provide to our overall operations in 2006, and that we believe should contribute increasingly in future years. We believe that once we fully integrate these new acquisitions and continue to ramp-up our business and marketing efforts, we can obtain new contracts and purchase orders from existing and new customers. This should allow us to continue to improve the capacity utilization of our facilities, thereby improving our profitability and allowing us to absorb more of our fixed expenses, overhead costs, and interest and financing charges.

We also expect our profitability opportunities to improve once we have commercialized for sale our own proprietary products that we are currently developing or acquiring, or those through collaborative or in-licensing agreements with other pharmaceutical companies. We believe that we can continue to enhance our competitive position through the acquisition of additional regulatory-approved pharmaceutical products and drug delivery devices for respiratory, dermatological, topical and cardiovascular drug delivery applications or such products in development, including those through the acquisition of other pharmaceutical companies.

LIQUIDITY AND CAPITAL RESOURCES

General

We are financing our operations primarily through our credit facilities with our lenders, revenues from multi-year contract manufacturing and product development contracts and purchase orders, and as may be required, the sale of equity securities, proceeds from option and warrant exercises, stockholder loans and capital lease financing.

As of June 30, 2006, we had approximately $102.1 million in loan obligations (short term and long term debt) that are due through 2008, including approximately $88.9 million relating to our credit facilities with Westernbank which are automatically renewable on maturity in March 2008, on a year-to-year basis, unless terminated by us or Westernbank. The balance of the obligations includes approximately $13.1 million due within the next 12 months relating to amounts owed related to our purchase of the Ashton business.

As of June 30, 2006, our current assets, including cash and cash equivalents, accounts receivable (net of $23.4 million deferred revenue), inventory and other current assets amounted to approximately $37.7 million. Current liabilities amounted to approximately $92.4 million and include approximately $37.9 million in borrowings under working capital lines of credit (which automatically renew on maturity in March 2008, on a year-to-year basis unless terminated by either party); approximately $26.6 million in accounts payable and other current liabilities; approximately $9.4 million for the current portion of our long term debt obligations; approximately $13.1 in a loans repayable related to our acquisition of the Ashton business; and approximately $1.9 million as a deferred tax liability.

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

Ashton has historically been a highly profitable operation but for certain non-recurring items and is expected to continue to be so. Customer production demand at Ashton continues to be strong in both the sterile and dry powder inhaler areas, which traditionally provide higher margins. We expect that our Inyx USA facility will be profitable due to the increasing demand for respiratory, allergy and cardiovascular products from that facility, as the Montreal Protocol is implemented in the United States, and due to new contracts commencing at this facility. In addition, the HFA line at our Inyx Pharma site is currently running at fully capacity as we ramp-up production for our customers in that area of our business.

We also expect Exaeris, which commenced formal operations in January 2006, to start to materially contribute to our revenues prior to the end of 2006 as a result of the King collaboration agreement, the MD Turbo™ co-promotion agreement, and other strategic initiatives that we are currently pursuing with Exaeris.

We also expect to achieve profitability by continuing to intensify our sales and marketing efforts to increase the number of customer purchase orders and contracts for our development and manufacturing services, especially as our recent acquisitions have significantly strengthened and enlarged our Company’s operating scope. Additionally, these acquisitions have led to new and profitable multi-year exclusive manufacturing contracts with large pharmaceutical clients.

We also believe that we can establish new sources of revenue by marketing our own proprietary pharmaceutical products or selected clients’ products through collaborative agreements, such as our recent collaborative agreement with King Pharmaceuticals and the MD Turbo™ co-promotion agreement. Based on pharmaceutical industry profit margins for these types of proprietary products, we expect that such types of agreements and the successful commercialization and marketing of our own proprietary products should offer higher profit margins and will thereby improve our performance and overall profitability, and provide us with greater operating cash flow.

As a result, we cannot predict exactly if, or when, additional funds will be needed. We may obtain funds through a public or private financing, including equity financing, debt financing, a combination of debt and equity financing, and/or through collaborative arrangements. Additionally, we cannot predict whether any such financing will be available on acceptable terms. If our funding requirements are not met, we may have to delay, reduce in scope or to raise additional funds through additional borrowings or the issuance of additional debt or equity securities.

Therefore, until that time, we will continue to depend on our Westernbank credit facilities, contract manufacturing and product support customer revenues, and any required placements of equity and debt securities to assist us with our working capital requirements and the implementation of our business development strategies, capital expenditure plans, and proprietary product development and commercialization initiatives.

Capital Resources

As of June 30, 2006, our total indebtedness outstanding (including current portion and amounts due to Seller of Ashton) was approximately $102.1 million, consisting of approximately $88.9 million under two credit facilities with Westernbank Business Credit, a division of Westernbank Puerto Rico, (“Westernbank”) related to the two acquisitions made in 2005, and $13.1 million related to our acquisition of Ashton (f/k/a Celltech Manufacturing Services Limited). The sum owed to UCB Pharma is comprised of a non-interest bearing amount of approximately $8.4 million (€6.7 million) relating to deferred purchase price, plus approximately $4.7 million (£2.6 million) in indebtedness related to the additional net current assets acquired but not considered when the purchase price was negotiated. For a more detailed discussion of our credit facilities with Westernbank and the loan from UCB Pharma see “Financing Activities” below.

As of June 30, 2006, our annual long term debt service requirements are approximately $14.4 million (which includes approximately $5.1 million of interest.) Such debt is collateralized by all the existing and future assets of our Company and its subsidiaries. In the event we are unable to generate sufficient cash flow from our operations or use proceeds derived from our financing efforts including through issuance of debt or equity securities, we may face difficulties in servicing our substantial debt load.

During the three and six months ended June 30, 2006, our Company received approximately $1.8 million and $6.4 million, respectively, in cash proceeds from the exercise of 1,839,905 and 6,441,977 warrants, respectively, at exercise prices per share ranging from $0.81 to $2.60. All such proceeds were used for operating activities and working capital. In addition, for the three and six months ended June 30, 2006, pursuant to certain cashless exercise of warrants, approximately 10,000 and 401,000 shares of common stock were returned into treasury, respectively.

Subsequent to June 30, 2006, our Company received approximately $3.0 million in cash proceeds from the exercise of 2,659,290 warrants at prices per share ranging from $0.95 to $1.35. All such proceeds were used for operating activities and working capital.

We believe that the funding provided by our current asset-based facilities provide us with the necessary capital to fund our core operations, including raw material and component purchases, research and development and business development activities, and capital expenditures and debt servicing requirements. On a short term basis, these financings have provided us with sufficient capital to fund all of our present operations, including our immediate capital expenditure plans and the commercialization of our first two proprietary products, which we plan to commence marketing by the end of 2006. On a longer term basis, over the next three years, we will require additional funding of approximately $8.6 million to continue to implement our business development strategies, capital expenditure plans and the development and commercialization of our own proprietary pharmaceutical products. We intend to raise such funds through the issuance of debt or equity securities at the time we require such funding, although no such financing plans have been formalized at this time.

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

Furthermore, as we need additional funds to expand our sales and marketing activities and fully develop, manufacture, market and sell our potential products, we may have to delay our product development or reduce in scope, commercialization and marketing programs if we are unable to continue to obtain the necessary capital to fund these operations. We expect to meet our short term liquidity requirements through net cash provided by operations and borrowings under the debt agreements with Westernbank. We believe that these sources of cash will be sufficient to meet our Company’s operating needs and planned capital expenditures for at least the next twelve months.

Analysis of Cash Flows

At June 30, 2006, we had cash of approximately $1.3 million as compared to cash of $1.1 million at June 30, 2005.

Cash Flows from Operating Activities for the Six Months Ended June 30, 2006 and 2005

The net cash used in operating activities for six months ended June 30, 2006 was approximately $3.2 million compared to approximately $4.5 million for the six months ended June 30, 2005.

Our net cash used in operations was primarily the result of a $12.4 million net loss, adjusted by non-cash charges including amortization of financing costs and debt discount of approximately $332,000, depreciation of approximately $3.1 million, a reversal of reserve for bad debts of approximately $517,000 and provision for obsolete inventory amounting to approximately $392,000, amortization of intangible assets of approximately $879,000 and compensation expense on stock options issued to employees of approximately $442,000. Working capital changes reducing cash flow from operations were due to increases to our accounts receivables amounting to approximately $3.7 million, an increase to our prepaid deposits and other current assets amounting to approximately $899,000, and an increase of $160,000 in deferred financing costs, and other, net, of approximately $1.1 million. Working capital changes increasing cash flow from operations were due primarily to a decrease to inventory amounting to approximately $622,000, an increase in accounts payable and accrued liabilities of approximately $6.3 million, and an increase in deferred revenue of approximately $3.6 million.

Cash Flows from Investing Activities for the Six Months Ended June 30, 2006 and 2005

The net cash used in investing activities for the six months ended June 30, 2006 amounted to approximately $7.3 million compared to approximately $23.2 million for the comparative period in 2005.

For the six months ended June 30, 2006, there were capital expenditures of approximately $2.2 million consisting of approximately $1.6 million for production machinery and equipment and construction in progress costs, and approximately $656,000 for office furniture, computer hardware and building and leasehold improvements.

Cash Flows from Financing Activities for the Six Months Ended June 30, 2006 and 2005

For the six months ended June 30, 2006, the net cash provided by financing activities approximated $8.9 million compared to approximately $28.4 million for the six months ended June 30, 2005.

The cash provided by financing activities for the six months ended June 30, 2006 included net proceeds from the exercise of warrants and stock options of approximately $6.4 million, net proceeds from borrowings under working capital lines of credit of approximately $6.9 million net proceeds of approximately $246,000 from the issuance of long term debt, and proceeds of approximately $5,000 from the exercise of stock options. These proceeds were offset by payments of principal of approximately $4.6 million on our Westernbank term loans and costs of approximately $64,000 relating to the issuance and registering of stock.

External Sources of Liquidity

Financing Activities

On March 31, 2005, we obtained a non-dilutive, asset based secured credit facility from Westernbank Business Credit Division of Westernbank Puerto Rico, Puerto Rico's second largest bank and a wholly owned subsidiary of W Holding Company, Inc. originally totaling $46.0 million (the “First Westernbank Credit Facility"), the aggregate limit of this facility was increased to $51.0 million and then again to $56.0 million on September 1, 2005 and November 22, 2005 respectively. The second increase of up to $5.0 million as a Secured Over Formula Advance (“SOFA”), this SOFA facility is utilized to fund prepayment of inventory purchases and is revolving in nature. The First Westernbank Credit Facility provides up to $15.0 million under a revolving line of credit (the "Revolver") secured by accounts receivables and inventory and up to $36.0 million under a series of three term notes (the "Term Notes") and a mezzanine loan of $5.0 million, secured by all assets of our Company and its subsidiaries whether now owned or thereafter to be acquired.

The Revolver has a three-year term and bears interest at the Westernbank prime rate plus 1.0%. The availability on the Revolver is based on a percentage of our accounts receivable, unbilled finished good inventory and raw and in-process inventory. The three Term Notes bear interest at the Westernbank prime rate plus 2.0% with monthly payments having commenced on July 1, 2005. The mezzanine term loan bears interest at the rate of 15.0% with monthly principal payments having commenced on July 1, 2005. All of the Term Notes mature on August 31, 2008 and are automatically renewed on a year-to-year basis unless terminated by our Company or Westernbank. Payment of the amounts due under the Term Notes accelerates upon the occurrence of an event of default. As of June 30, 2006 total loan balance under the First Westernbank Credit Facility approximated $48.9 million.

The availability under the First Westernbank Credit Facility allowed our Company to complete the acquisition of certain assets and business of Aventis Pharmaceuticals Puerto Rico Inc. from Aventis Pharmaceuticals, Inc., a member of the Sanofi-Aventis Group, to restructure debt by repaying the $12.4 million Credit Facility with the Laurus Funds and to provide funding for working capital requirements.

On August 31, 2005, our Company, through our wholly owned subsidiary Inyx Europe Limited, obtained an additional non-dilutive asset based secured credit facility from Westernbank totaling $36.5 million (“the Second Westernbank Credit Facility”) to help fund its acquisition of Ashton. The Second Westernbank Credit Facility is comprised of a revolving loan of up to $11.7 million including a reserve of $500,000 plus a series of four term notes (Term Notes “A”, “B”, “C” and “D”) amounting in aggregate up to $24.8 million.  The limit available under the revolving loan was increased by Westernbank on January 19, 2006 by $5.0 million to $16.7 million and again during the three months ended June 30, 2006 to $20.0 million, thus increasing total availability under these facilities to $44.8 million. The revolving working capital line of credit associated with the Second Westernbank Credit Facility is secured by Ashton’s eligible receivables and inventory. The term notes associated with this credit facility are secured by all of the assets of our Company and its subsidiaries, Inyx Europe and Ashton, and a guaranteed by those parties pursuant to Guarantor General Security Agreement. In addition, our Company has pledged the stock of Inyx Europe, and Inyx Europe has pledged the stock of Ashton to Westernbank, as part of the collateral for the Credit Facility, in each case pursuant to a Pledge and Security Agreement. Term Note “A”, “B” and “C” bear interest at Westernbank prime rate plus 2% with principal payments having commenced December 1, 2005. Term Note “D” bears interest at the rate of 15% per annum with principal payments based on an agreed upon formula having commenced January 1, 2006.

All of the Term Notes mature on August 31, 2008 and are automatically renewed on a year-to-year basis unless terminated by our Company or Westernbank. Payment of the amounts due under the Term Notes accelerates upon the occurrence of an event of default. As of June 30, 2006 total loan balance under the Second Westernbank Credit Facility approximated $40.0 million.

The Westernbank prime interest rate at June 30, 2006 was 8.0%.

Certain Indebtedness and Other Matters

During the three month period ended June 30, 2006, our Company settled approximately $1.6 million (£900,000) to the previous owner of Ashton, UCB Pharma, relating to a deferred purchase price of that business. As of June 30, 2006, the amount owed to UCB Pharma was approximately $8.4 million (€6.7 million). Our Company also owes approximately $4.7 million (£2.6 million) as payment due for the additional net current assets acquired not considered when the purchase price was negotiated between the parties (“excess working capital adjustment”). This excess working capital adjustment is non-interest bearing.

Our Company is in the process of renegotiating the payment terms of the deferred purchase price which is non-interest bearing, and is due to commence on September 29, 2006, payable in four equal monthly installments, which may be extended by mutual agreement between the parties. Our Company is also entitled, at any time prior to payment of the balance of the purchase price, to set-off against any unpaid claim it may have against UCB under the Ashton share purchase agreement. As collateral for the deferred portion of the purchase price, our Company granted UCB a secondary security position over our Company’s assets behind Westernbank’s current first security position which is to be released upon full payment of the deferred purchase price. Westernbank and UCB have also agreed to an inter-creditor agreement to be terminated upon full payment of the deferred purchase price.

In addition to indebtedness noted above, our Company’s stockholders have periodically advanced and received repayment of funds loaned to our Company. We have utilized such stockholder loans to support operations, settle outstanding trade accounts payable, and for general working capital purposes. Such loans are usually advanced on a short term basis.

For the three and six months ended June 30, 2006, our interest and financing costs totaled approximately $2.4 million and $4.7 million respectively. These amounts included approximately $2.2 million and $4.3 million respectively in interest payments to Westernbank and approximately $171,000 and $332,000 respectively in amortization of deferred financing charges for the respective periods. As of June 30, 2006, the weighted average interest rate on outstanding loans during the period amounted to approximately 10.24%.

In comparison, for the three and six months ended June 30, 2005, interest and financing costs amounted to approximately $1.5 million and $6.1 million, respectively, which included the acceleration of deferred charges, debt discount, an early termination penalty and additional warrants issued totaling approximately $3.8 million and approximately $451,000 and $915,000, respectively, in fees related to our Company’s 2004 equity financing activities. As of June 30, 2005, the weighted average interest rate paid on the gross outstanding debt during the period was approximately 8.0%.

Capital Expenditures

We continuously make capital improvements to our development and production facilities in order to improve operating efficiencies, increase automation, improve quality control and keep pace with regulatory requirements and market demand.

For the three months ended June 30, 2006, there were capital expenditures of approximately $1.1 million consisting of approximately $505,000 for production machinery and equipment and construction in process costs and approximately $568,000 for office furniture, computer hardware and building and leasehold improvements.

For the six months ended June 30, 2006, there were capital expenditures of approximately $2.2 million consisting of approximately $1.6 million for production machinery and equipment and construction in progress costs, and approximately $656,000 for office furniture, computer hardware and building and leasehold improvements.

Future Commitments

As of June 30, 2006, we have commitments under various long term lease agreements for premises including those for our office and development and production facilities. These property leases range from one to fifteen years depending on the specific property. We also have a number of operating and capital leases for office equipment, fork lifts and staff automobiles in the United Kingdom.

As of June 30, 2006, we had operating lease contractual obligations totaling approximately $3.1 million due to various vendors over the next ten years.

As of June 30, 2006, our Company has billed approximately $27.0 million for services to be provided. The revenues are recognized into income as services are performed.

As an evolving specialty pharmaceutical company, we are also involved in a number of business development projects including research and development and equipment acquisition activities that require the use of capital resources over extended periods of time. Such activities may also include the use of external resources and third parties that require prepayment or cash deposits for supplies, equipment, and products or services that we may require from time to time. As we continue to grow our business and also intensify the development of our own proprietary products, our capital requirements and/or future commitments may increase accordingly. The profit margins on our proprietary products and consulting services are expected to be higher than our contract manufacturing services, although the time line for the commencement of revenues and earnings from these newly evolving business activities may be longer than that of our established contract manufacturing operations.

Subsequent Events

Subsequent to June 30, 2006, our Company issued 2,659,290 shares of its restricted common stock upon the exercise of 2,659,290 warrants at prices per share ranging from $0.95 to $1.35 for total cash proceeds of approximately $3.0 million. All such proceeds were used for operating activities and working capital.

On August 3, 2006, our Company entered into an Asset Purchase Agreement with Advanced Medical Optics, Inc., (“AMO”) a Delaware corporation (the “AMO Agreement”). Under the terms of the AMO Agreement, our Company will acquire all of AMO’s right, title and interest in and to all of inventory, intellectual property, sales and marketing promotional materials and assigned contracts for an amount of $3,750,000. Our Company made an initial non-refundable payment of $750,000 upon the effective date of the AMO Agreement, and an additional $3.0 million is required to be paid upon consummation of the transaction on August 31, 2006. Our Company intends to fund the balance of this transaction from working capital. In connection with the AMO Agreement, Inyx is acquiring six eyecare product licenses, including Lens Plus Aerosol; Lens Plus Rewetter Drops; Lens Plus Daily Cleaner; Hydrocare/Profree Fizzy Tablets (including Profree/GP); LC65 (including Liquinet and Lens Clear Wash); and Total Solution. We believe that in addition to expanding our business base, pharmaceutical distribution channels and profitability opportunities, these products should increase the utilization of our manufacturing capacities as we intend to ultimately manufacture all of these products at our sites.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Exchange Rate Risk

Our functional currency is the U.S. Dollar. The financial statements of our Company's operating subsidiaries with a functional currency other than U.S. dollars are translated into U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated at period-end exchange rates, while revenues and expenses are translated at the period's average exchange rates. Adjustments resulting from these translations are accumulated and reported as a component of accumulated other comprehensive loss in stockholders' equity.

We neither hold nor issue financial instruments for trading purposes and we do not currently engage in any hedging activities designed to stabilize the risks of foreign currency fluctuations. Such fluctuations could adversely affect the value of our revenues and the results of our operations stated in U.S. Dollars. We are currently in the process of evaluating the potential benefits of implementing hedging strategies with a financial institution with expertise in this area.

Interest Rate Risk

The principal value of variable rate long term debt as of June 30, 2006, including current maturities approximated $77.0 million. A hypothetical increase of one percentage point in the prime interest rate applicable to our long term debt at June 30, 2006 would be approximately $770,000 per year in additional interest.

Item 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company required to be included in our Exchange Act filings. The two Executive Officers responsible for the financial reporting and disclosure are in direct control of the books and records of our Company and are involved first-hand in the decision making process for material transactions.

There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II — OTHER INFORMATION

Item 1A. RISK FACTORS

Information about risk factors for the three and six months ended June 30, 2006, does not differ materially from that set forth in Part I, Item 1A, of Inyx’s 2005 Annual Report on Form 10-K.

Item 6.  EXHIBITS
*10.40	Asset Purchase Agreement, dated August 3, 2006, between the Registrant and Advanced Medical Optics, Inc.

*10.41	Co-Promotion Agreement, dated April 3, 2006, between Exaeris Inc. and TEAMM Pharmaceuticals, Inc.

10.42	Consultancy Agreement with Zircon Consultants LLC

31.1	Certification of CEO under SEC Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO under SEC Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidentiality has been requested with respect to certain provisions of these Agreements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 21, 2006

INYX, INC.

By:	/s/ David Zinn
David M. Zinn, CPA Vice President, Finance and Principal Accounting Officer