Form 10-Q
period 2006-09-30
INYX INC
filed 2006-12-04
CIK 1114241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Commission file number 333-83152

INYX, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2870720 (I.R.S. Employer Identification No.)

825 Third Avenue, 40th Floor, New York, New York (Address of principal executive offices)	10022 (Zip Code)

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

At November 30, 2006, the registrant had outstanding 53,106,650 shares of par value $0.001 common stock.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

 INYX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,518	$1,023
Accounts receivable, net	22,790	19,782
Inventories, net	12,117	11,331
Prepaid expenses and other current assets	3,262	2,589
Total current assets	39,687	34,725

Property, plant and equipment, net	41,528	40,781
Deferred financing costs, net	1,363	1,434
Deferred costs and deposits	5,318	431
Advances for investment	5,603	-
Deposits for acquisition of office building	2,226	-
Intangible assets, net	18,769	14,782
	74,807	57,428

Total assets	$114,494	$92,153

Liabilities and Stockholders’ Deficiency
Current liabilities:
Borrowings under lines of credit	$58,778	$30,011
Term loans - current portion	49,366	9,288
Accounts payable	13,966	11,691
Accrued expenses	12,218	9,557
Deferred tax liability	1,948	1,858
Deferred revenues	5,865	-
Seller financing	11,216	14,014
Total current liabilities	153,357	76,419
Term loans, net of current portion	-	46,134
Total liabilities	153,357	122,553

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock - $0.001 par value, 10,000,000 shares authorized - none issued and outstanding	-	-
Common stock - $0.001 par value, 150,000,000 shares authorized - 52,496,189 shares issued and outstanding at September 30, 2006, net of 610,461 shares of treasury stock; 43,389,922 shares issued and outstanding at December 31, 2005, net of 209,732 shares of treasury stock	52	43
Additional paid-in capital	43,479	33,315
Accumulated deficit	(83,523)	(61,343)
Subscriptions receivable	(293)	(293)
Accumulated other comprehensive income (loss) - foreign currency translation adjustment	1,422	(2,122)
Total stockholders’ deficiency	(38,863)	(30,400)
Total liabilities and stockholders’ deficiency	$114,494	$92,153

The accompanying notes are an integral part of these financial statements.

INYX, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Net revenues	$18,006	$12,908	$59,560	$24,086
Cost of sales	10,593	7,837	36,231	16,236
Gross profit	7,413	5,071	23,329	7,850

Operating expenses:
Research and development	667	929	1,834	1,876
General and administrative	10,420	5,813	25,681	12,239
Selling	1,310	181	4,584	355
Depreciation	1,603	903	4,655	1,619
Amortization of intangible assets	448	436	1,327	845
Total operating expenses	14,448	8,262	38,081	16,934

Loss from operations before interest and financing costs, provision for income taxes and extraordinary gain	(7,035)	(3,191)	(14,752)	(9,084)

Interest and financing costs	2,708	1,750	7,428	7,896

Net loss before provision for income taxes and extraordinary gain	(9,743)	(4,941)	(22,180)	(16,980)

Provision for income taxes	-	-	-	-

Net loss before extraordinary gain	(9,743)	(4,941)	(22,180)	(16,980)

Extraordinary gain, net of taxes	-	-	-	917

Net loss	$(9,743)	$(4,941)	$(22,180)	$(16,063)

Basic and fully diluted loss per share before extraordinary gain	$(0.19)	$(0.12)	$(0.45)	$(0.43)
Basic and fully diluted income from extraordinary gain	-	-	-	0.02
Basic and fully diluted loss per share	$(0.19)	$(0.12)	$(0.45)	$(0.41)

Weighted-average number of shares used in computing basic and fully diluted loss per share	51,985,114	39,985,613	49,127,327	39,428,431

The accompanying notes are an integral part of these financial statements.

INYX, INC.
Condensed Consolidated Statements of Cash Flows
 (in thousands)
	For the Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)
Net loss before extraordinary gain	$(22,180)	$(16,980)
Income from extraordinary gain	-	917
Net loss for the nine months ended September 30, 2006	(22,180)	(16,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,655	1,619
Amortization of financing costs and debt discount	526	2,558
Amortization of intangible assets	1,327	845
Deferred income tax	90	-
Provision for bad debts	1,560	(63)
Provision for inventory obsolescence	437	116
Compensation expense on stock options issued to employees	752	196
Warrants issued for financing and consulting fees	-	162
Issuance of stock for termination fees and conversion of debt	-	1,578
Stock issuance costs	-	(165)
Total adjustments	9,347	6,846
Changes in assets and liabilities:
Accounts receivable	(8,648)	(4,860)
Inventories	(2,087)	(1,037)
Prepaid and other current assets	(801)	(1,860)
Deferred revenue	5,865	3,723
Customer advances	-	1,126
Accounts payable	3,022	2,463
Accrued expenses	3,366	2,614
Net cash used in operating activities	(12,116)	(7,048)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,073)	(980)
Deferred acquisition costs	(4,846)	-
Deposits for acquisition of office building	(2,226)	-
Acquisition of Aventis Pharmaceuticals, Puerto Rico	-	(23,035)
Acquisition of Celltech Manufacturing Services Limited	-	(28,024)
Advances for investment	(5,603)	-
Purchase of intangible assets	(4,621)	-
Net cash used in investing activities	(20,369)	(52,039)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit, net of fees	28,312	20,831
Proceeds from issuance of long term debt	843	56,744
Repayment of term loans and related fees	(6,890)	(4,013)
Repayment of borrowings under revolving line of credit	-	(10,395)
Proceeds from stockholder advances and demand notes	8,474	600
Repayment of stockholder advances and demand notes	(8,474)	(67)
Proceeds from exercise of stock options	5	-
Proceeds from exercise of warrants ( net of issuance costs)	9,382	50
Repayment of capital lease obligation	(94)	(123)
Net cash provided by financing activities	31,558	63,627
Effect of exchange rate changes on cash	1,422	(656)
Net increase in cash and cash equivalents	495	3,884
CASH AND CASH EQUIVALENTS, beginning of the period	1,023	336
CASH AND CASH EQUIVALENTS, end of the period	$1,518	$4,220
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,681	$2,188
Cash paid for taxes	$1	$-
Supplemental disclosure of non cash financing activities:
Repayment of seller financing with trade receivables	$(2,798)	$-
Issuance of stock options	$34	$-

The accompanying notes are an integral part of these financial statements.

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts are expressed in thousands)

Note 1. Nature of Business and Basis of Presentation

Inyx, Inc. (“Inyx” or the “Company”) through its wholly-owned subsidiaries, Inyx Pharma Limited (“Inyx Pharma”); Inyx Canada Inc. (“Inyx Canada”); Inyx USA, Ltd. (“Inyx USA”); Inyx Europe Limited (“Inyx Europe”), including Inyx Europe’s wholly-owned subsidiary Ashton Pharmaceuticals Limited (“Ashton Pharmaceuticals” or “Ashton”); and Exaeris Inc. (“Exaeris”), is a specialty pharmaceutical company which focuses on the development, manufacturing and marketing of prescription and over-the-counter aerosol pharmaceutical products and drug delivery technologies for the treatment of respiratory, allergy, cardiovascular and dermatological and topical conditions. On September 15, 2006, the Company also incorporated a new wholly-owned United Kingdom entity for business and corporate development activities in the Middle East, the Gulf region and the Asian Pacific markets.

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

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has experienced recurring operating losses, and has an accumulated deficit and negative working capital.

The Company has been financing operations primarily through (i) credit facilities with its primary lender, Westernbank of Puerto Rico, a wholly-owned subsidiary of W Holding Company, Inc. (“Westernbank”); (ii) revenues from multi-year and short-term contract manufacturing, product development contracts and purchase orders; (iii) the sale of equity securities including proceeds from option and warrant exercises; (iv) stockholder advances, loans and financial guarantees.

The Westernbank credit facilities, consisting of both short-term and long-term debt, are due through 2008 and are automatically renewable on maturity in March 2008, on a year-to-year basis, unless terminated by Westernbank or the Company. On November 21, 2006, the Company informed Westernbank that it intends to pay off the loan amounts by December 31, 2006. As a result, on its September 30, 2006 balance sheet, the Company has classified as current liabilities, the amounts due under its credit facilities with the bank. As of November 21, 2006, the Company owed Westernbank approximately $120.0 million.

As of September 30, 2006, the Company had approximately $119.4 million in loan obligations, including approximately $108.2 million relating to the credit facilities with Westernbank, with the balance of the obligations, amounting to approximately $11.2 million, relating to the balance due to UCB Pharma Limited (“UCB Pharma”) as a result of the purchase of the Ashton business from UCB. The Company’s annual debt service requirements are approximately $14.4 million (which includes approximately $4.9 million of interest). Such debt is collateralized by all the existing and future assets of the Company and its subsidiaries.

As of September 30, 2006, the Company was in violation of certain financial covenants in connection with its Westernbank loan and security agreements. As it has previously done when requested so by the Company, Westernbank has waived, through December 15, 2006, certain requirements such that the Company’s non-compliance with its covenants under such agreements has not resulted in an event of default by the Company. There can be no assurances the Company will meet such covenants in the future or that Westernbank will continue to grant such waivers.

On November 20, 2006, the Company reported that a group comprised of Inyx senior management, which includes its Chairman and CEO and President, had approached the Company’s Board of Directors about taking the Company private in a transaction that would be in the best interests of all of the Company’s stockholders. As a result, the board authorized the formation of an independent committee to evaluate such offer. The Company’s Chairman and CEO then informed the Company’s board that before the group tries to finalize financing for any going-private offer, he will work to secure new debt financing to replace the Westernbank facilities by December 31, 2006. There is no assurance that the Company will be able to obtain such new debt financing. The Company’s Chairman and CEO and his spouse provided a personal guarantee to Westernbank for up to $10.0 million of the amount owed by the Company to the bank. Westernbank has requested that the Company provide a further personal guarantee from the Chairman and CEO and his spouse.

Until such time that the Company is refinanced, the Company expects to continue to meet short-term liquidity requirements through the existing credit facilities with Westernbank as well as:

1) Cash generated from operations.

2) As of September 30, 2006, the Company had approximately seven million warrants issued and outstanding with an average exercise price of $1.26, which, if exercised by stockholders, will provide additional funds to the Company.

3) The use of shareholder advances to continue to assist funding the Company's operations and strategic growth plans including planned product and business acquisitions. For the nine months ended September 30, 2006, Inyx’s Chairman and CEO, provided the Company approximately $8.5 million in the form of stockholder advances.

The Company’s management believes that through the end of the year, these sources of funds will continue to assist the Company with funding its operations, planned capital expenditures and business and corporate development strategies as it may require from time to time.

However, on a long-term basis, the Company cannot predict exactly if, or when, additional funds will be needed. The Company may obtain funds through additional financing, including equity financing, debt financing, a combination of debt and equity financing, and/or through collaborative arrangements. Additionally, the Company cannot predict whether any such financing will be available on acceptable terms or at all. If funding requirements are not available, the Company may have to delay, reduce in scope, or terminate business development activities, capital expenditure plans, proprietary product development, marketing and commercialization initiatives.

Note 3. Summary of Significant Accounting Policies

Significant accounting policies are detailed in our annual report on Form 10-K for the year ended December 31, 2005. The financial information presented herein should be read in conjunction with our consolidated financial statements for the year ended December 31, 2005.

Investments in Common Stock

Investments in common stock represent investments in which the Company maintains an interest in excess of 20%, but less than or equal to 50% and/or has significant influence over the investee. Investments in common stock are accounted for in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, under which investments are reported at cost and the carrying amount of the investments are adjusted by the Company’s proportionate share of the income or loss of  investees since its inception. Differences, if any, between the Company’s carrying value and the underlying equity in the net assets of  investees are accounted for as if the investees were a consolidated subsidiary.

Revenue Recognition

The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin Topic 13, “Revenue Recognition”. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collection is reasonably assured. Revenue is recognized when products are shipped and are recorded at the invoiced value of goods supplied to customers net of discounts, sales tax and value-added tax. Development revenue in the form of products and services is recognized using the proportional-performance model, whereby revenue is recognized as performance occurs based on the relative value of the performance that has occurred to that point in time. The Company fulfills obligations for development revenue over a period of time as its customers receive value throughout the performance period.

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

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts are expressed in thousands)

Development Services

Payments related to substantive, performance-based milestones in a development arrangement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process. Revenue from development services is recognized during the period in which the services are performed and is based upon the number of full-time-equivalent personnel working on the specific project at the agreed-upon rate. Payments received in advance are recorded as deferred revenue until the development services are performed, costs including labor, materials and overhead are incurred, or a milestone has been achieved.

Shipping and Handling Costs

The Company typically does not charge customers for shipping and handling costs. Shipping and handling costs are classified as cost of sales in the accompanying consolidated statements of operations.

Stock Option Compensation

On January 1, 2006, the Company adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance or such equity instruments. The statement generally requires that share-based compensation transactions be accounted for using a fair value based method and recognized as expenses in our consolidated statement of operations.

The adoption of the SFAS 123R did not impact the recognition or measurement of share-based compensation for the Company or its financial results, as the Company has been using the fair value method of SFAS 123 to measure stock based compensation since the inception of its stock option plan in 2003.  The impact of adopting the Statement was on the disclosure requirement and the Company has made the required changes (see Note 19).

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the provisions of SFAS 157.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB 108 is effective for years ending on or after November 15, 2006.

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

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts are expressed in thousands)

FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company does not believe the adoption of FIN 48 will have a material impact on the Company’s financial statements.

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

Note 4. Acquisition of the Business Assets of Aventis PR

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

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts are expressed in thousands)

The Aventis PR acquisition was funded through a credit facility from Westernbank Business Credit, a Division of Westernbank Puerto Rico (“Westernbank”). The Westernbank financing consists of a revolving working capital line of credit, three term loans and a mezzanine loan, together referred to as the “First Westernbank Credit Facility” (see Note 16).

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

Note 5. Acquisition of CMSL

On August 31, 2005, Inyx Europe, a wholly-owned United Kingdom subsidiary of the Company, completed the purchase of all of the outstanding shares of CMSL from UCB. On September 9, 2005, the Company changed the “CMSL” name to Ashton Pharmaceuticals Limited.

The Ashton share acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standard No. 141 “Business Combinations”. The acquisition cost of $40.7 million consisted of an initial deposit of approximately $610,000, a cash payment at closing of approximately $23.2 million, a purchase price deferral of approximately $9.8 million, an amount equivalent to $4.6 million representing the additional net current assets acquired not considered when purchase price was negotiated and direct transaction costs of approximately $2.4 million.

The Ashton acquisition was funded through a credit facility from Westernbank. The Westernbank financing consists of a revolving working capital line of credit, three term loans and a mezzanine loan, together referred to as the “Second Westernbank Credit Facility” (see Note 16).

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts are expressed in thousands)

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

The fair value of the assets acquired from the transaction totaled approximately $55.6 million based on independent third-party appraisals and valuations, which resulted in negative goodwill of $14.9 million. The negative goodwill was proportionately allocated over the non-current tangible and intangible assets acquired as follows:

	Fair Value of Assets and Liabilities Acquired	Allocation of Negative Goodwill	Allocation of Purchase Price of Assets and Liabilities Acquired
Land	$1,787	$(577)	$1,210
Buildings	7,146	(2,310)	4,836
Machinery and equipment	26,799	(8,661)	18,138
Net working capital	7,000	-	7,000
Excess over agreed working capital	4,607	-	4,607
Identifiable intangible assets subject to amortization:
Trademarks and trade names	160	(52)	108
Customer relationships	8,400	(2,715)	5,685
Product Licenses	1,820	(588)	1,232
Deferred tax liability	(1,858)	-	(1,858)
Assumed liability	(230)	-	(230)

	$55,631	$(14,903)	$40,728

Note 6. Accounts Receivable, Net

Accounts receivable, net, consist of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)
Trade receivables	$25,428	$20,824
Less allowance for doubtful accounts	(2,638)	(1,042)
	$22,790	$19,782

As of September 30, 2006, the Company billed certain customers in advance for products and services to be provided pursuant to arrangements under contract manufacturing and product support and service agreements. Such pre-billings are included with the Company's sales invoices for purposes of determining advances under the working capital lines of credit. Pre-billings of approximately $37.7 million were reversed from the related accounts receivable amount in the accompanying condensed consolidated balance sheets. Subsequent to September 30, 2006, Westernbank requested a personal guarantee from the Company’s Chairman and CEO as collateral for the advances made to the Company.

The Company has also received  payments in advance of shipments or services provided relating to contract manufacturing and product support and service agreements. As of September 30, 2006, total advance payments amounted to approximately $5.9 million and are recorded as deferred revenues in the accompanying balance sheets.

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts are expressed in thousands)

Note 7. Inventories, Net

Inventories, net, which are valued using the first-in, first-out method of accounting and are stated at the lower of cost or net realizable value, are comprised of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)
Raw materials	$8,606	$8,000
Work in process	3,139	3,145
Finished goods	2,115	1,244
	13,860	12,389
Less provision for obsolescence	(1,743)	(1,058)
	$12,117	$11,331

Note 8. Property, Plant and Equipment, Net

Property, plant and equipment, net, consist of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)
Land	$2,817	$2,662
Buildings	9,707	9,144
Machinery, equipment and office furniture	31,712	27,693
Computer hardware and software	1,825	1,156
	46,061	40,655
Less accumulated depreciation	(9,198)	(4,201)
	36,863	36,454
Construction in progress	4,665	4,327
	$41,528	$40,781

Machinery and equipment  includes hydrofluoroalkane (“HFA”) metered dose inhaler manufacturing equipment in the amount of approximately $1.5 million as of December 31, 2005, which was placed in service during the nine months ended September 30, 2006, to commercially manufacture products for two of our larger customers at our manufacturing facility in Astmoor, United Kingdom.

The construction in progress relates primarily to costs associated with building a hydrocarbon aerosol manufacturing line for a number of pending customer projects at manufacturing facilities in Manatí, Puerto Rico. Additional costs and expenses necessary to complete the manufacturing line and commence commercial manufacturing on the line are estimated to be in excess of $7.8 million over the next two years.

For the three and nine months ended September 30, 2006, depreciation of property, plant and equipment was approximately $1.6 million and $4.7 million, respectively. For the three and nine months ended September 30, 2005, depreciation of property, plant and equipment was approximately $903,000 and $1.6 million, respectively.

Note 9. Deferred Financing Costs, Net

Deferred financing costs, net, are comprised of bank fees and legal costs incurred in connection with obtaining the First and Second Westernbank Credit Facilities. The Company incurred approximately $919,000 in such costs and fees on March 31, 2005, when obtaining the First Westernbank Credit Facility, and an additional amount approximating $788,000 on August 31, 2005 in obtaining the Second Westernbank Credit Facility used to fund the Company’s acquisition of Ashton. In addition, in November 2005, the Company incurred approximately $50,000 in fees relating to the obtaining of a SOFA revolving facility (see Note 16). During the nine months ended September 30, 2006, the Company incurred an additional amount approximating $455,000 relating to amendment to the agreements increasing the limits under these credit facilities. Such deferred financing costs are being amortized to interest and financing costs over the three year term of the Westernbank credit facilities.

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts are expressed in thousands)

Deferred financing costs, net, consist of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)
Deferred financing costs	$2,212	$1,757
Less accumulated amortization	(849)	(323)
	$1,363	$1,434

Note 10. Deferred Costs and Deposits

Deferred costs and deposits consist of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)
Deferred acquisition costs	$3,355	$407
Deposits on hydrocarbon production line	1,409	-
Deposits and other	554	24
	$5,318	$431

The Company has incurred deferred acquisition costs consisting of legal, consulting, translation, environmental, regulatory and risk assessment fees and costs for appraisals, third party travel and other direct costs relating to the strategic acquisitions (including business and intellectual property acquisitions) that the Company is currently working on. In management’s judgment, these business development activities and strategic acquisitions have a high probability of being successful and are expected to be completed within the next twelve months. Deferred costs associated with successful negotiations will be included as part of the acquisition costs of such investments. If a related project is abandoned, deferred costs will be expensed in the Company’s results of operations.

On May 16, 2006, the Company entered into a Consultancy Agreement (the “Agreement”) with Zircon Consultants LLC, an unrelated third party, hereinafter referred to as “Consultants LLC”. Under terms of the Agreement, Consultants LLC will provide the Company with commercial project management and advisory services for business and corporate development initiatives including investments in the pharmaceutical industry within designated geographic territories including Eastern Europe, the Middle East and the Gulf Region. The Company has advanced payments to Consultants LLC for such services and investments, and Consultants LLC has made and managed investments and corporate initiatives on behalf of the Company, particularly in the early stages of such investment projects in the noted territories. The Agreement is effective through May 15, 2007, and may be extended for an additional one-year period. The Company, through Consultants LLC, is collaborating with a European-based specialty pharmaceutical company to develop and build a hydrocarbon aerosol pharmaceutical line at their facility in Eastern Europe. Such manufacturing line and related intellectual property is to be owned by the Company and operated by a European-based specialty pharmaceutical company. The Company, through Consultants LLC, has made advances of approximately $1.4 million for the assembly of the hydrocarbon production line. The Company believes that the hydrocarbon production line will be ready for commercial production by the end of 2007 under an equal revenue sharing relationship with a European-based specialty pharmaceutical company.

Note 11. Advances for Investment

During the three months ended September 30, 2006, the Company made advances through Consultants LLC amounting to approximately $5.6 million. The advances are to be invested in a newly formed legal entity with projects in Dubai, U.A.E. and in Qatar. The Company is in the process of obtaining its trading license for Dubai and Qatar, respectively, and is also working on a number of strategic partnership and distribution agreements with both private and governmental entities in the Gulf region (see Note 25), including working with such entities to develop, manufacture and distribute Inyx products in the Gulf region. Such products will initially include the eye-care products that the Company has acquired (see Note 13a) and then respiratory, allergy, cardiovascular, pain-management pharmaceuticals, initially to be manufactured by Inyx at its current facilities and later expected to be commercialized and manufactured locally at new production and distribution facilities planned for in Dubai and Qatar, respectively. The Company also plans to make strategic investments in established pharmaceutical distributors in the geographic region in order to distribute Inyx’s and its clients’ products, thereby enhancing the utilization of Inyx’s manufacturing facilities.

Note 12. Deposits for Acquisition of Office Building

As of September 30, 2006, the Company has advanced approximately $2.2 million towards the acquisition of a building in Miami, Florida, to be used for office space, meeting and training facilities. This acquisition is expected to close by December 31, 2006. The total purchase price of the building is approximately $4.3 million. The Company is in the process of obtaining certain permits to approve renovations which will cost approximately $500,000.

Note 13. Intangible Assets, Net

Intangible assets, net, consist of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)
Customer relationships (accelerated 10 year life and 15 year life)	$10,810	$10,810
Customer contracts (3 year life)	1,409	1,409
Customer list (4 year and 12 year life)(a)	2,580	1,280
Product licenses (6 year and 10 year life)	1,232	1,232
Know-how (10 year life)	1,907	1,415
Patent (7 year life)	132	132
Trademarks and trade names (3 month and 15 year life)(a)	2,019	108
Formula (8 year and 6 year life)(a)	1,101	183
	21,190	16,569
Effect of foreign currency translation	659	(116)
Less accumulated amortization	(3,080)	(1,671)
	$18,769	$14,782

(a) During the three months ended September 30, 2006, the Company completed the acquisition of the Carr assets including manufacturing protocols, standard operating procedures, know-how, testing, drug stability and technical data, and FDA registrations for seven prescription eye-care formulations and five over-the-counter eye-care and contact-lens solutions. In addition, on August 8, 2006, the Company also acquired a portfolio of complementary over-the-counter eye-care products from Advanced Medial Optics, Inc. (“AMO”). The AMO product line consisted primarily of trademarks, formulas and world-wide customer lists related to six non-prescription contact lens eye-care products. The Company expects to market these eye-care products in North America through its Exaeris subsidiary, in Europe through its Inyx Pharma subsidiary, in Latin America through is Inyx USA subsidiary and in the Middle East and the Asian-Pacific market through its investment vehicle in the Gulf region, once that company receives its required trade licenses for that region. The total purchase price of these Carr and AMO assets was approximately $5.6 million including direct transaction costs of approximately $372,000. The fair value of the assets acquired from the transactions totaled approximately $5.7 million based on independent third-party appraisals and valuations. The excess of the fair value of the assets acquired over amounts paid of approximately $100,000 was proportionately allocated over the non-current intangible assets acquired. The purchase price was allocated to the identifiable intangible assets based on their estimated fair market values at the date of acquisition as determined by an independent specialist.

For the three and nine months ended September 30, 2006, amortization expense related to intangible assets totaled approximately $448,000 and $1.3 million, respectively. In comparison, for the three and nine months ended September 30, 2005, amortization expense related to intangible assets totaled approximately $436,000 and $845,000, respectively. The aggregate estimated amortization expense for intangible assets as of September 30, 2006, for the remainder of this year, each of the following four years and thereafter is as follows:

3 months ending December 31, 2006	$713
Year ending December 31, 2007	2,637
Year ending December 31, 2008	2,551
Year ending December 31, 2009	2,122
Year ending December 31, 2010	1,962
Thereafter	8,784
$18,769

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts are expressed in thousands)

Note 14. Accrued Expenses

The components of accrued expenses are as follows:

	September 30, 2006	December 31, 2005
	(unaudited)
Value added tax and other taxes payable	$5,330	$1,511
Employee related expenses	2,122	2,383
Professional fees	1,509	1,218
Interest payable	937	1,359
All other	2,320	3,086
	$12,218	$9,557

The Company has certain local statutory tax requirements for its subsidiaries. Under these local statutory requirements, subsidiaries of the Company are required to pay local value added taxes. Such taxes are determined based on local laws and subject to review by the Company. Included within “Value added tax and other taxes payable” in the table above is approximately $4.7 million relating to value added tax (“VAT”) for our Ashton facility. An audit has been completed regarding the Ashton VAT amount due, and as a result such amount due is expected to be settled and paid in full by January 2007.

Note 15. Seller Financing

As of September 30, 2006, the amount owed to the previous owner of Ashton, UCB Pharma, was approximately $6.3 million (€5.0 million), relating to a deferred purchase price of that business. The Company also owes approximately $4.8 million (£2.6 million) as payment due for the additional net current assets acquired not considered when the purchase price was negotiated between the parties (“excess working capital adjustment”). This excess working capital adjustment is non-interest bearing, and was settled subsequent to September 30, 2006, (see Note 25).

The deferred purchase price is non-interest bearing and is payable in monthly installments. The Company also agreed with UCB Pharma to settle any outstanding balances due to UCB Pharma under the deferred purchase price arrangement by December 31, 2006, including if necessary through an offset against the amounts due from UCB Pharma for trade receivables. The Company is also entitled, at any time prior to payment of the balance of the purchase price, to offset against any unpaid claims it may have against UCB under the Ashton share purchase agreement. As collateral for the deferred portion of the purchase price, the Company granted UCB a secondary security position over the Company’s assets behind Westernbank’s current first security position, which is to be released upon full payment of the deferred purchase price. Westernbank and UCB have also agreed to an inter-creditor agreement to be terminated upon full payment of the deferred purchase price.

Note 16. Borrowings Under Lines of Credit and Term Loans

Pursuant to covenant waiver discussions, the Company informed Westernbank of its intent to pay off the loan amounts owed to Westernbank by December 31, 2006. As a result, the Company has classified the amounts due under its credit facilities with the bank as current liabilities in the accompanying balance sheet as of September 30, 2006. The Company's Chairman and CEO and his spouse also provided Westernbank a personal guarantee of up to $10.0 million of the amounts due under the credit facilities. Westernbank has requested that the Company provide a further personal guarantee from the Chairman and CEO and his spouse.

Borrowings under lines of credit and term loans, consist of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)
Borrowings under lines of credit	$58,778	$30,011

Term loans - First Westernbank Credit Facility:
Prime+ 2% Secured Term Promissory Note A issued to Westernbank	2,594	2,315
Prime+ 2% Secured Term Promissory Note B issued to Westernbank	10,650	12,780
Prime+ 2% Secured Term Promissory Note C issued to Westernbank	10,816	11,407
15% Secured Term Loan D Promissory Note issued to Westernbank	3,750	4,500
Term loans - Second Westernbank Credit Facility:
Prime+ 2% Secured Term Promissory Note A issued to Westernbank by Inyx Europe	2,833	2,983
Prime+ 2% Secured Term Promissory Note B issued to Westernbank by Inyx Europe	8,167	9,637
Prime+ 2% Secured Term Promissory Note C issued to Westernbank by Inyx Europe	2,500	2,950
15% Secured Term Loan D-Europe Promissory Note issued to Westernbank by Inyx Europe	7,500	8,850
Prime+2% Secured Term Promissory Note 1 issued to Westernbank by Inyx Europe	556	-
	49,366	55,422
Less current portion	(49,366)	(9,288)
Term loans, net of current portion	$-	$46,134

The Company is required to maintain compliance with certain financial covenants including a specified working capital and net worth levels based on the Company’s consolidated financial results. As of September 30, 2006, the Company was in violation of certain financial covenants pursuant to the Westernbank Credit Facilities, which were waived by Westernbank through December 15, 2006. As of September 30, 2006, the total loan limit under the First and Second Westernbank Credit Facility amounted to approximately $60.3 million and $49.7 million, respectively.

Borrowings under Lines of Credit

On March 31, 2005, the Company obtained a three-year revolving working capital line of credit facility from Westernbank, under the First Westernbank Credit Facility, allowing the Company to borrow up to $10.0 million. On September 1, 2005, the limit was increased to $15.0 million.  During the three months ended September 30, 2006, the facility was increased to $27.2 million. Advances under this facility are limited to 85% of eligible accounts receivables and together with the reserve amounting to $500,000, shall not exceed $28.0 million, and 60% of eligible inventory, which shall not exceed a sub-limit of $5.0 million for such inventory.

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts are expressed in thousands)

On August 31, 2005, the Company obtained an additional revolving working capital line of credit facility with Westernbank, under the Second Westernbank Credit Facility, allowing the Company to borrow up to $11.7 million.  During the nine months ended September 30, 2006, this facility was increased to $27.0 million. Advances under this facility are limited to 85% of eligible accounts receivables together with the reserve of $500,000, not to exceed $27.0 million plus a reserve of $500,000, and 60% of eligible inventory, which shall not exceed a sub-limit of $5.0 million for such inventory.

On November 22, 2005, the Company obtained an additional facility of up to $5.0 million from Westernbank under the First Westernbank Credit Facility. This Secured Over Formula Advance (“SOFA”) facility is collateralized by the equity in Company owned fixed assets, to be utilized for prepayment of inventory purchases, and is revolving in nature. As at September 30, 2006, total advances under this facility amounted to approximately $4.6 million.

Borrowings under lines of credit as of September 30, 2006, amounted to approximately $58.8 million, consisting of approximately $54.2 million relating to the revolving working capital lines under the First and Second Westernbank Credit Facilities, and approximately $4.6 million under the SOFA line.

Borrowings under the above facilities bear interest at Westernbank’s prime rate (8.25% as of September 30, 2006 and 7.0% as of December 31, 2005) plus 1.0%.  Borrowings under the revolving working capital lines of credit are collateralized by the eligible receivables and inventories and are guaranteed by the Company and its subsidiaries.

Term Loans

The First Westernbank Credit Facility as amended, which was originally obtained for the purpose of refinancing the indebtedness to Laurus Funds and purchasing the business assets of Aventis PR., in addition to the revolving working capital line of credit, also includes a capital expenditure loan Term Promissory Note “A” of up to $5.0 million, for the purpose of funding ongoing construction or the acquisition of new equipment, two term loans (Term Notes “B” and “C”) and a mezzanine loan (Term Note “D”) amounting in aggregate to $36.0 million originally. As of September 30, 2006, amounts due under these facilities in aggregate approximated $27.8 million. The term notes are collateralized by substantially all the property of the Company and its subsidiaries whether now owned or thereafter to be acquired. All the term notes mature March 31, 2008, and are automatically renewed on a year-to-year basis unless terminated by the Company or Westernbank. Term Notes “A”, “B”, and “C” bear interest at Westernbank prime rate (8.25% and 7.0% at September 30, 2006 and December 31, 2005, respectively) plus 2.0%. The Term Note “D” bears interest at the rate of 15.0% per annum. Payment of the amounts due under the Term Notes accelerates upon the occurrence of an Event of Default.

The Second Westernbank Credit Facility, as amended, in addition to the revolving working capital line of credit, is comprised of a series of four term loans (Term Note “A”, “B”, “C” and “D”), amounting in the aggregate to $24.8 million originally, and utilized to help fund the acquisition of all the outstanding shares of Ashton. As of September 30, 2006, amounts due under these four term loans amounted to approximately $21.0 million plus $556,000 due under a term promissory note (“Term Promissory Note 1”) established for the purpose of funding capital improvements to the Company’s Ashton facility. The loans are secured by all of the assets of the Company and its subsidiaries whether now owned or thereafter to be acquired. The principal payments of Term Notes “A”, “B” and “C” commenced on December 1, 2005. The principal payment of Term Promissory Note 1 shall commence on April 1, 2007. All of the Term Notes, including the Term Promissory Note, mature on March 31, 2008, and are automatically renewed on a year-to-year basis unless terminated by the Company or Westernbank. Term Notes “A”, “B” and “C” and Term Promissory Note 1 bear interest at Westernbank prime rate + 2% (8.25% and 7.0% at September 30, 2006 and December 31, 2005, respectively). Term Note “D” bears interest at the rate of 15.0% per annum, and principal payments based on an agreed-upon formula commenced January 1, 2006. Payment of the amounts due under the Term Notes accelerates upon the occurrence of an Event of Default.

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts are expressed in thousands)

Note 17. Net Loss per Share

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

Accordingly, as of September 30, 2006, and December 31, 2005, the Company had common stock equivalents of approximately 8,590,375 and 3,043,172 shares related to options and warrants, respectively.

Note 18. Commitments and Contingencies

Leases and Insurance Premiums

The Company has commitments under various long term operating lease agreements for various premises. In addition to rent, the Company and its subsidiaries are responsible for operating costs, real estate taxes and insurance.

In addition the Company finances insurance premiums in the ordinary course of business. As of September 30, 2006, the total commitment under such finance arrangements amounted to approximately $1.5 million and matures at various times through July 31, 2007.

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts are expressed in thousands)

As of September 30, 2006, future minimum annual commitments under operating leases and financing of insurance premiums are as follows:

3 month period ending December 31, 2006	$1,159
Year ending December 31, 2007	1,723
Year ending December 31, 2008	741
Year ending December 31, 2009	431
Year ending December 31, 2010	221
Thereafter	31
$4,306

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

Key Customers

For the three months ended September 30, 2006, the Company’s three largest customers in the aggregate accounted for approximately $9.7 million of revenue or approximately 54% of total net revenues. In comparison, for the three months ended September 30, 2005, the Company’s top three customers in the aggregate accounted for approximately $7.4 million in net revenues or approximately 57% of total net revenues.

The Company’s management believes that a delay in the production requirements for any one of the Company’s major customers or the loss of any one of the Company’s top three customers would have a material adverse affect on operations and on the realizability of the Company’s assets.

Corporate Development Activities

The Company is also involved in a number of corporate development projects including research and development, and equipment acquisition activities that require the use of capital resources over extended periods of time. These activities may also include the use of external resources and third parties that require prepayment or cash deposits for supplies, equipment, and products or services that the Company may require from time to time. The Company is currently developing two new hydrocarbon aerosol manufacturing lines. Costs and expenses necessary to complete such lines over the next two years are estimated to cost approximately $10.0 million.

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts are expressed in thousands)

Other

The Company had purchase obligations of approximately $3.3 million as of September 30, 2006 for manufacturer’s components and inventory items, including approximately $300,000 for approved capital expenditures.

On September 28, 2006, the Company announced that it had executed a definitive agreement to acquire all of the outstanding shares of Pharmapac UK Ltd. (“Pharmapac”), a United Kingdom based pharmaceutical contract manufacturing and packaging company, from its shareholders and management team. The acquisition is scheduled to complete on January 4, 2007. The Company has agreed to pay £10.5 million sterling (approximately $20.0 million) to the shareholders of Pharmapac.

The Company also has a pending acquisition of a German pharmaceutical production business. On November 20, 2006, the Company reported that it is reviewing this acquisition because of a recent disclosure that significantly reduces the mid-term operating results for the German site and, consequently, it is uncertain now if this transaction will be consummated.

Note 19. Equity Incentive Plans

On August 28, 2005, the Board of Directors approved, subject to stockholder approval, the Company’s 2005 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides that key employees, consultants and non-employee directors of the Company or an affiliate (“eligible participants”) may be granted: (1) options to acquire shares of the Company’s common stock, (2) shares of restricted common stock, (3) stock appreciation rights, (4) performance-based awards, (4) “Dividend Equivalents,” and (5) other stock-based awards. The Incentive Plan will permit eligible participants to acquire a proprietary interest in the growth and performance of the Company. The purposes of the Incentive Plan are (1) to increase the incentive of its participants to contribute to the Company’s success and prosperity, thus enhancing stockholder value; and (2) to provide the Company with a proven means to attract and retain exceptionally qualified individuals upon whom, in large measure, the sustained progress, growth and profitability of the Company depend.

 The Incentive Plan authorizes total stock awards of up to 6,000,000 shares of the Company’s common stock. The Incentive Plan was approved by the shareholders on August 24, 2006.

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

For the three and nine months ended September 30, 2006, the Company granted 462,500 and 1,469,500 stock options to purchase 462,500 and 1,469,500 shares of the Company’s common stock, respectively, which were subject to the provisions of SFAS 123R. The fair value of these shares approximating $465,000 and $1.8 million respectively was evaluated using the Black-Scholes option pricing model with the following assumptions: a risk free interest rate of 4.75% to 5.09%, an expected life of four years, a volatility factor of 38.4% to 49.7% and a dividend yield of 0%.

During the three months and nine ended September 30, 2006, the Company issued zero and 5,000 shares of its common stock with a value of approximately zero and $5,500 respectively for exercising stock options at a price of $1.10 per share.

For the three and nine months ended September 30, 2006, 325,000 and 635,000 stock options respectively were forfeited and cancelled, as compared to zero and 550,000 shares for the three and nine months ended September 30, 2005, respectively.

SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods. At September 30, 2006, there was approximately $2.1 million of unrecognized share-based compensation expense associated with these non-vested stock option grants. Stock based compensation expense is expected to be recognized over a weighted-average period of 3 years.

For the three and nine months ended September 30, 2006, total compensation costs relating to stock options granted to employees, officers, directors, and other persons approximated $310,000 and $752,000, as compared to $66,000 and $131,000 for the three and nine months ended September 30, 2005 respectively. These amounts are included in general and administrative expenses in the condensed consolidated statements of operations, as the Company expects that it will continue to issue stock options to such persons. The income tax benefit associated with options granted during the nine month period ending September 30, 2006, was approximately $263,000.

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts are expressed in thousands)

SFAS 123R requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits for the nine months ended September, 30, 2006, and therefore, there is no impact on the accompanying unaudited consolidated statements of cash flows.

Note 20. Accumulated Other Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards of reporting and displaying of comprehensive income or loss and the related components in a full set of financial statements. In addition to reported net income or loss, comprehensive income or loss includes revenues, expenses, gains and losses that are not included in reported net income or loss but rather are recorded directly in stockholders’ equity, such as certain unrealized gain or loss items. Comprehensive income for the three and nine months ended September 30, 2006, was $1.1 million and $3.5 million, respectively. Comprehensive losses for the three and nine months ended September 30, 2005, were $786,000 and $656,000 respectively.

The accumulated other comprehensive income (loss) reflected in the condensed consolidated balance sheets represents accumulated foreign currency translation adjustments associated with the conversion of the Company’s United Kingdom and Canadian subsidiaries’ accounts to US dollars. These amounts are not adjusted for income taxes as they relate to an indefinite investment in a foreign subsidiary.

Note 21. Warrants

During the three and nine months ended September 30, 2006, the Company received approximately $3.0 million and $9.4 million respectively in cash proceeds from the exercise of 2,659,290 and 9,101,267 warrants respectively at exercise prices per share ranging from $0.95 to $2.84. All such proceeds were used for operating activities and working capital. In addition, for the three and nine months ended September 30, 2006, pursuant to certain cashless exercise of warrants, zero and 610,461 shares of common stock were returned into treasury, respectively.

In comparison, the Company did not issue any warrants for the three months ended September 30, 2005. During the nine months ended September 30, 2005, the Company issued to Laurus Funds 300,000 five year warrants in conjunction with a waiver received and certain amendments to the registration rights agreements with Laurus Funds. The waiver covered any Events of Default that may have occurred under the credit facility and term note due to Laurus Funds. These warrants allow the holders to purchase the Company’s common stock at a price of $0.95 per share. The fair value of these warrants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: a risk free interest rate of 3.14%, an expected life of four years, a volatility factor of 57.0%, and a dividend yield of 0.0%. The value assigned to these warrants was approximately $162,000 and was charged as interest and financing costs to the Company’s consolidated statement of operations for the nine months ended September 30, 2005.

Note 22.  Related Party Transactions

During the three and nine months ended September 30, 2006, the Company’s Chairman and CEO advanced funds to the Company in the aggregate amount of approximately $7.1 million and $8.5 million, respectively. As of September 30, 2006, such amounts have been repaid by the Company.

INYX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts are expressed in thousands)

In February 2006, the Company entered into a short-term sub-lease agreement with Karver International, Inc. (“Karver”), an affiliated company, for office space in Miami, Florida on a month-to-month basis at a monthly rental rate of $2,500.That lease was terminated on August 31, 2006.   For the three and nine month periods ended September 30, 2006, Karver charged the Company a total of $9,000 and $21,500, respectively, for the office space.

In July 2004, Karver entered into a sub-lease agreement with the Company for the rental of approximately 25% of the Company’s office space in New York.  This sublease was terminated on August 31, 2006. For the three and nine months ended September 30, 2006, the Company charged Karver $6,750 and $26,250, respectively, for this furnished office space. For the three and nine months ended September 30, 2005, the Company charged Karver $9,000 and $27,000, respectively, for the sub-lease. In addition, for management services in accordance with a related management services agreement, the Company charged Karver $8,500 and $23,500, respectively, for the three and nine months ended September 30, 2006. For the three and nine months ended September 30, 2005, the Company charged Karver $7,500 and $7,500, respectively, for management services. Under the management services agreement, certain Inyx employees located at the Company’s office in Toronto, Canada provided information technology, word processing and bookkeeping services to Karver, with such services having consisted of approximately ten hours of allocated work-time per week.

Note 23.  Income Taxes

Significant management judgment is required in developing the Company’s provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is more likely that the asset will not be realized.

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

Due to the prior changes of control of the Company, the net operating loss carry over may be subject to the IRS Section 382 limitations. The Company had gross deferred tax assets of approximately $17.5 million and $17.5 million, against which the Company recorded full valuation allowances as of September 30, 2006 and December 31, 2005, respectively. For the quarters ended September 30, 2006 and 2005, the Company recorded no tax provision.

Note 24. Extraordinary Gain

For the three and nine months ended September 30, 2006, the Company recorded no income or expenses from extraordinary items.

By way of comparison, on March 31, 2005, Sanofi-Aventis advanced the Company, on a one time basis, $3.5 million for manufacturing, product support and business transition services to be provided from our Puerto Rico site. For the nine months ended September 30, 2005, the Company recorded extraordinary income, net of costs and accrued interest, of approximately $917,000 for the services provided for the amount advanced. As of September 30, 2005, approximately $1.2 million of the amount advanced remained deferred and was subsequently repaid as services were not provided.

Note 25. Subsequent Events

In October 2006, the Company obtained a $10.0 million aggregate increase in the available limit of its revolving working capital line of credit facilities with Westernbank, allowing the Company to borrow up to an aggregate of $64.2 million under the First and Second Westernbank Revolving Credit Facilities. In consideration of such increase in loan limits and for continuing to make and provide financial accommodations to Inyx pursuant to the Agreements, the Company’s Chairman and CEO and his spouse have provided a personal guarantee for payment of up to $10.0 million. Westernbank has requested that the Company provide a further personal guarantee from the Chairman and CEO and his spouse.

In November 2006, the Company settled the second monthly installment payment to UCB Pharma amounting to approximately $2.1 million regarding the deferred purchase price of that business. In addition, subsequent to September 30, 2006, the Company settled the working capital amount due to UCB Pharma and agreed with UCB Pharma, to settle any outstanding balances due to UCB Pharma under the deferred purchase price arrangement, by December 31, 2006, including if necessary through an offset against the amounts due from UCB Pharma for trade receivables. The Company is also entitled, at any time prior to payment of the balance of the purchase price, to offset against any unpaid claims it may have against UCB Pharma under the Ashton share purchase agreement.

On November 6, 2006, the Company incorporated, through a newly formed wholly-owned United Kingdom entity, L.I.N.X Investments, a new limited liability company headquartered in Dubai, U.A.E. (“Inyx UAE”), which is also in the process of establishing operations in Qatar. The Company owns 49% of Inyx UAE through advances made by its newly formed wholly-owned United Kingdom entity, which was incorporated on September 15, 2006. In accordance with the Memorandum of Association of the limited liability company, 10% of the annual net profits of Inyx UAE are required to be set aside toward the creation of the Statutory Reserve, as defined, until such time as the said Reserve reaches 50% of Inyx UAE’s initial paid-in capital or approximately $412,000. Profits remaining after the Statutory Reserve deductions are distributed 80% to Inyx through a wholly owned United Kingdom entity. Inyx UAE is currently obtaining its trading license for Dubai and Qatar, respectively, and is also working on a number of strategic partnership and distribution agreements with both private and governmental entities in the Gulf region.

On November 20, 2006, a group comprised of Inyx senior management and strategic outside investors approached the Company’s Board of Directors about taking the Company private.  The group said it is in the process of finalizing the financing to make a proposal shortly that it “believes will be in the best interests of all Inyx shareholders.”  On the same day, the Inyx board formed a Special Committee comprised of three independent directors, which will evaluate any specific proposal.  The committee will retain an independent investment-banking firm to review the fairness of any proposed offer made by the group.

UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

The following unaudited consolidated pro forma statements of operations presented herein for the three and nine months ended September 30, 2005, give effect to the acquisitions of the business assets of Aventis PR and the Ashton (f/k/a CMSL) operations as if these acquisitions had taken place at the beginning of the respective periods presented.

The pro forma results for the three months ended September 30, 2005, as summarized below, include the actual results of the Company combined with the results of the acquired business of Ashton (f/k/a CMSL) for the two months ended August 31, 2005.

The pro forma results for the nine months ended September 30, 2005, as summarized below, include the actual results of the Company combined with the results of the acquired business of Aventis PR for the three months ended March 31, 2005, and the results of the acquired business of Ashton (f/k/a CMSL) for the eight months ended August 31, 2005; i.e. prior to the respective acquisition dates of those two businesses.

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

The Ashton (f/k/a CMSL) acquisition was a share purchase agreement. As such, all historical financial information is assumed to be as recorded with the exception of the pro forma adjustments as described in the following notes.

Unaudited Consolidated Pro Forma Statement of Operations
For the Nine Months Ended September 30, 2005
(in thousands)

	Aventis Pharma-ceuticals Puerto Rico, Inc.	Adjustments(1)	Aventis Puerto Rico (Acquired)	Ashton (f/k/a CMSL) (Acquired)(2)	Inyx, Inc.	Aventis PR Pro Forma Adjustments (3)		Ashton (f/k/a CMSL) Pro Forma Adjustments (4)		Combined
Net revenues	$15,575	$(11,905(a ))	$3,670	$28,042	$24,086	$-		$-		$55,798
Cost of sales	12,242	(10,261)	1,981	22,127	16,236	-		-		40,344
Gross profit	3,333	(1,644)	1,689	5,915	7,850	-		-		15,454

Operating expenses:
Research and development	-	-	-	-	1,876	-		-		1,876
General and administrative	2,609	(1,729)	880	2,401	12,239	-		-		15,520
Selling	-	12	12	635	355	-		-		1,002
Depreciation	-	71	71	2,690	1,619	220(a	)	248(a	)	4,848
Amortization of intangible assets	-	226	226	440	845	89(b	)	605(b	)	2,205
Total Operating expenses	2,609	(1,420)	1,189	6,166	16,934	309		853		25,451

Income (loss) from operations before interest and financing costs, income tax benefit and extraordinary gain	724	(224)	500	(251)	(9,084)	(309(c	))	(853(c	))	(9,997)

Interest (benefit) expense	(1,159)	1,524	365	-	7,896	(3,061)		1,728		6,928
Restructuring expense (benefit)	7,965	(7,965)	-	-	-	-		-		-

(Loss) profit before income tax benefit and extraordinary gain	(6,082)	6,217	135	(251)	(16,980)	2,752		(2,581)		(16,925)

Income tax benefit	-	-	-	98	-	-		775		873

Extraordinary gain	-	-	-	-	917	-		-		917

Net (loss) income	$(6,082)	$6,217	$135	$(153)	$(16,063)	$2,752		$(1,806)		$(15,135)

Unaudited Consolidated Pro Forma Statement of Operations
For the Three Months Ended September 30, 2005
(in thousands)

	Ashton (f/k/a CMSL) (Acquired)(2)	Inyx, Inc.	Ashton (f/k/a CMSL) Pro Forma Adjustments (4)		Combined
Net revenues	$5,858	$12,908	$-			$18,766
Cost of sales	4,054	7,837	-			11,891
Gross profit	1,804	5,071	-			6,875

Operating expenses:
Research and development	-	929	-			929
General and administrative	583	5,813	-			6,396
Selling	(24)	181	-			157
Depreciation	738	903	62(a	)		1,703
Amortization of intangible assets	107	436	151(b	)		694
Total Operating expenses	1,404	8,262	213			9,879

Income (loss) from operations before interest and financing costs, income tax benefit and extraordinary gain	400	(3,191)	(213(c	))		(3,004)

Interest (benefit) expense	-	1,750	576			2,326
Restructuring expense (benefit)	-	-	-			-

(Loss) profit before income tax benefit and extraordinary item	400	(4,941)	(789)			(5,330)

Income tax benefit	(155)	-	237			82

Extraordinary gain	-	-	-			-

Net (loss) income	$245	$(4,941)	$(552)		$	$ (5,248)

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

(2)
Reflects the actual revenue and expenses historically recorded by Ashton (f/k/a CMSL). The figures have been converted from GBP’s to US dollars based on average exchange rates for each period. Adjustments were made to reduce the cost of sale and correspondingly increase the selling, general and administration cost to remain consistent with US reporting format.

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

(4)    Reflects the following pro forma adjustments related to the Ashton (f/k/a CMSL) acquisition:

a.	Depreciation expense was adjusted to reflect the fair value of assets acquired as of the closing of the acquisition on August 31, 2005, based on valuations provided by a third party.

b.
Amortization of intangible assets was recorded to reflect the amortization of purchased intangible assets subject to amortization including customer contract renewals and customer relationships acquired in the Ashton (f/k/a CMSL) acquisition on August 31, 2005, and based on valuations provided by a third party.

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

General

Inyx, Inc. (“Inyx”, “we”, “us”, “our”, or the “Company”), through its wholly-owned subsidiaries, Inyx USA, Ltd. (“Inyx USA”); Inyx Pharma Limited (“Inyx Pharma”); Inyx Europe Limited (“Inyx Europe”), including Inyx Europe’s wholly-owned subsidiary Ashton Pharmaceuticals Limited (“Ashton Pharmaceuticals” or “Ashton”); Inyx Canada Inc. (“Inyx Canada”); and Exaeris Inc. (“Exaeris”) is a specialty pharmaceutical company. On September 15, 2006, the Company also incorporated a new wholly-owned United Kingdom entity for business and corporate development activities in the Middle East, the Gulf region and the Asian Pacific markets.

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

On November 20, 2006, the Company reported that a group comprised of Inyx senior management, including Chairman and CEO, Dr. Jack Kachkar, and other strategic outside investors had approached the Company’s Board of Directors about taking the Company private in a transaction that the group said would be in “the best interests of all of the Company’s shareholders.” On the same day, the Inyx board formed a Special Committee comprised of three independent directors, which will evaluate any specific proposal. Such independent committee will retain an independent investment-banking firm to review the fairness of any proposed offer made by the group. Dr. Jack Kachkar then informed the Special Committee that, before the group tries to finalize financing for any going-private offer, he will work to secure new debt financing to replace the Westernbank facilities by December 31, 2006. Dr. Kachkar and his spouse also have provided a personal guarantee to Westernbank for up to $10.0 million of the amount owed by the Company to the bank. Westernbank has requested that the Company provide a further personal guarantee from the Chairman and CEO and his spouse.

Consolidated Results

The accompanying consolidated financial information includes the accounts of Inyx and its wholly-owned subsidiaries: Inyx USA, Inyx Pharma, Inyx Europe, including Inyx Europe’s wholly-owned subsidiary Ashton Pharmaceuticals, Inyx Canada and Exaeris.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The Pro Forma results give effect to the acquisitions of Aventis PR (“Inyx USA”) and CMSL (“Ashton”) as if these operations had been owned and operated by Inyx for the three and nine months ended September 30, 2005, along with our Company’s other operations.

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

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company believes its most significant accounting policies are related to the following areas: revenue recognition, investments, translation of foreign currency, valuation of long lived assets and intangible assets. Details regarding the Company’s use of these policies and the related estimates are described fully in the Company’s 2005 Form 10-K. During 2006, there have been no material changes to the Company’s significant accounting policies that impacted the Company’s financial condition or results of operations.

RESULTS OF OPERATIONS

The financial information set forth in the following discussion should be read in conjunction with and qualified in its entirety by the financial statements of our Company presented elsewhere herein.

	Actual Results for the Three Months Ended September 30,				Pro Forma Results for the Three Months Ended September 30,		Actual Results for the Nine Months Ended September 30,				Pro Forma Results for the Nine Months Ended September 30,
	2006		2005		2005		2006		2005		2005

Net revenues	$18,006	100%	$12,908	100%	$18,766	100%	$59,560	100%	$24,086	100%	$55,798	100%
Cost of sales	10,593	59%	7,837	61%	11,891	63%	36,231	61%	16,236	67%	40,344	72%
Gross profit	7,413	41%	5,071	39%	6,875	37%	23,329	39%	7,850	33%	15,454	28%

Operating expenses:
Research and development	667	4%	929	7%	929	5%	1,834	3%	1,876	8%	1,876	3%
General and administrative	10,420	58%	5,813	45%	6,396	34%	25,681	43%	12,239	51%	15,520	28%
Selling	1,310	7%	181	1%	157	1%	4,584	8%	355	1%	1,002	2%
Depreciation	1,603	9%	903	7%	1,703	9%	4,655	8%	1,619	7%	4,848	9%
Amortization of intangible assets	448	2%	436	3%	694	4%	1,327	2%	845	4%	2,205	4%
Total operating expenses	14,448	80%	8,262	64%	9,879	53%	38,081	64%	16,934	70%	25,451	46%

Loss before interest and financing costs and extraordinary gain	(7,035)	-39%	(3,191)	-25%	(3,004)	-16%	(14,752)	-25%	(9,084)	-38%	(9,997)	-18%

Interest and financing costs	2,708	15%	1,750	14%	2,326	12%	7,428	12%	7,896	33%	6,928	12%

Net loss before provision for income taxes and extraordinary gain	(9,743)	-54%	(4,941)	-38%	(5,330)	-28%	(22,180)	-37%	(16,980)	-71%	(16,925)	30%

Provision for income taxes	-	0%	-	0%	82	0%	-	0%	-	0%	873	2%
Extraordinary gain, net of taxes	-	0%	-	0%	-	0%	-	0%	917	4%	917	2%

Net loss	$(9,743)	-54%	$(4,941)	-38%	$(5,248)	-28%	$(22,180)	-37%	$(16,063)	-67%	$(15,135)	-27%

NET REVENUES

Our revenues are derived from pharmaceutical manufacturing revenues, product marketing and commercialization fees, and product formulation and development outsourcing services, including product stability, commercial scale-up, and validation and regulatory support for our clients’ products.

As a result, our revenues are dependent upon our clients maintaining or obtaining regulatory approval for the sale of their products in their designated markets. As of September 30, 2006, we did not derive any revenues as a result of the sale of our own products.

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

Net revenues for the three months ended September 30, 2006, increased by approximately $5.1 million or 39% to approximately $18.0 million as compared to net revenues of approximately $12.9 million for the same period in the prior year. Pro forma net revenues amounted to approximately $18.8 million for the three months ended September 30, 2005.

Net revenues for the nine months ended September 30, 2006, increased by approximately $35.5 million or 147% to approximately $59.6 million from net revenues of approximately $24.1 million for the nine months ended September 30, 2005. Pro forma net revenues amounted to approximately $55.8 million for the nine months ended September 30, 2005.

The increase in net revenues for the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005, is primarily attributable to the addition of the Ashton business that we acquired in August, 2005, and the commencement of our Exaeris operation in January, 2006.  The Ashton business is currently our largest operation and, as a result of our increasing business development activities and overall business scope, we expect that business to continue to grow with the addition of new customers, new products and additional volume at the site, especially in the sterile and dry powder inhaler (“DPI”) areas of that operation. We also believe that the Exaeris operation will continue to grow as a result of our current business development activities and the increasing industry awareness of our capabilities to assist our clients direct their respective products to specific and targeted markets.

Additionally, during the three and nine months ended September 30, 2006, we commenced certain contract development and product commercialization activities at all of our manufacturing sites, including technology transfers for a number of existing and new customers, which are included in our results of operations. Such manufacturing commercialization activities include product manufacturing site transfers, scale-up and industrialization technical and regulatory support, product development and testing work and commercial manufacturing support for our customers. We also expect for those customers with which we do not currently have a long-term manufacturing relationship, these development and commercialization activities will lead to long-term manufacturing contracts as a result of the associated product manufacturing site registration process that is regulated in our industry.

We also continue to expand the commercial manufacture of hydrofluoroalkane (“HFA”) non-ozone depleting metered dose inhalers (“MDIs”) at both our Inyx USA and Inyx Pharma manufacturing sites. We are currently commercializing and manufacturing at least ten HFA products for our customers; during the same period in 2005, we were involved in only four such products. We believe that as the Montreal Protocol continues to be implemented around the world, and most importantly in the U.S. market, our expertise in converting from CFC to CFC-free aerosol pharmaceuticals, and the commercialization and production of HFA and hydrocarbon foam products, should continue to generate increasing business, especially at our Inyx Pharma and Inyx USA manufacturing sites where we are currently focused on such technologies.

Although our net revenues improved between the comparative periods of 2006 and 2005 as a result of the additional business noted above, certain existing and new business we expected during the nine months ended September 30, 2006 has been delayed into the fourth quarter of 2006 and early 2007, due to additional regulatory documentation and testing procedures that several of our customers have had to complete before the commercialization or transfer of their products to our sites.

For the three months ended September 30, 2006, our three top customers in the aggregate accounted for approximately $9.7 million, or 54% of our total net revenues. In comparison, for the three months ended September 30, 2005, our three top customers in the aggregate accounted for approximately $7.4 million, or 57% of our total net revenues.

A delay in the production for any one of our three largest clients or the loss of any such client would have a material adverse affect on our revenues and profitability opportunities. As part of our strategic growth objectives, we continue to broaden our business scope, customer base and distribution channels to mitigate the risk of our economic dependence on any one client. We also believe that as we continue to expand our product commercialization, manufacturing, production, testing and regulatory support and product marketing and distribution infrastructure, we will be able to draw additional business and new clients who will want to leverage that infrastructure to reduce their own supply chain costs.

Additionally, although we do not currently derive any of our revenues from the sale of our own products, we believe that we can also increase our revenues and achieve greater margins through the addition of our own product lines in selected pharmaceutical market sectors and geographic territories that we believe have high growth potential, with marketing to be conducted through alliances and partnerships with certain strategic partners or directly through our Exaeris operation. We expect that these types of revenues would include direct sales, royalty payments and marketing and licensing fees for our planned products. For example, during the nine months ended September 30, 2006, we acquired a number of eye-care product licenses and related manufacturing know-how that we expect to commence marketing on a global basis during the fourth quarter of 2006. As a result of the world-wide customer base we have acquired with these products, and based on their historical financial performance, we believe that these products will commence to contribute to our revenues prior to the end of 2006. We expect to market these eye-care products in North America through our Exaeris subsidiary, in Europe through our Inyx Pharma subsidiary, in Latin America through our Inyx USA subsidiary and in the Middle East and the Asian-Pacific market through a new legal entity we are currently establishing in the Gulf region.

Co-Promotion and Strategic Alliance Arrangements

Our Company has entered into co-promotion and strategic alliance arrangements to co-promote certain respiratory products in the United States and other territories in North America. Pursuant to these arrangements, we expect to utilize Exaeris’ U.S. based contracted sales force to promote such products. Exaeris’ sales force has initially been established through a commercial relationship with a pharmaceutical contract sales representative organization.

In January 2006, under the King marketing and collaboration agreements, Exaeris commenced co-promoting and marketing Intal® and Tilade® (both non-steroidal anti-inflammatory respiratory MDIs), to the respiratory specialist market.

In April 2006, Exaeris also entered into a co-promoting and co-marketing agreement with Teamm to market and promote MD Turbo™ to respiratory specialists in the United States. MD Turbo™ was commercially launched in June 2006.

COST OF SALES

Cost of sales is associated with manufacturing and development revenues and includes materials, labor, factory overheads and technical affairs, including quality control and quality assurance regulatory support functions.

Our cost of sales for the three months ended September 30, 2006, amounted to approximately $10.6 million, or 59% of net revenues. In comparison, for the three months ended September 30, 2005, cost of goods sold amounted to approximately $7.8 million, or 61% of net revenues. On a pro forma basis, for the three months ended September 30, 2005, pro forma cost of goods sold amounted to approximately $11.9 million or 63% of pro forma net revenues.

Cost of sales for the nine months ended September 30, 2006, amounted to approximately $36.2 million, or 61% of net revenues. In comparison, for the nine months ended September 30, 2005, cost of goods sold amounted to approximately $16.2 million, or 67% of net revenues. On a pro forma basis, for the nine months ended September 30, 2005, pro forma cost of goods sold amounted to approximately $40.3 million or 72% of pro forma net revenues.

The improvement in cost of sales as a percentage of net revenues between the respective reporting periods is primarily attributable to more efficiencies gained from the increasing utilization of our product commercialization, and manufacturing capacities and resources; and secondly, through the addition of more profitable business as a result of the inclusion of Exaeris and Ashton in our results of operation during the first half of 2006. Exaeris’ costs are primarily sales and administrative costs, while Ashton has traditionally had a lower cost of sales in comparison to our Inyx Pharma and Inyx USA operations.

We expect to further reduce our cost of sales, as a percentage of net revenues, as we continue to add more business at our facilities and further increase the utilization of our manufacturing capacities and resources companywide, as well as grow Exaeris’ revenue opportunities while maintaining our cost base in that operation.

GROSS PROFIT

Gross profit for the three months ended September 30, 2006, increased by approximately $2.3 million to approximately $7.4 million, or 41% of net revenues of $18.0 million. In comparison, for the three months ended September 30, 2005, we had a gross profit of approximately $5.1 million on net revenues of approximately $12.9 million, or 39% of net revenues. Pro forma gross profit for the three months ended September 30, 2005 amounted to approximately $6.9 million, or 37% of pro forma net revenues.

Gross profit for the nine months ended September 30, 2006, amounted to approximately $23.3 million on net revenues of $59.6 million, or 39% of net revenues. In comparison, the gross profit for the nine months ended September 30, 2005 amounted to approximately $7.9 million on net revenues of approximately $24.1 million, or 33% of net revenues. On a pro forma basis, gross profits amounted to $15.5 million for the nine months ended September 30, 2005, or 28% of pro forma net revenue.

The improvement in gross profitability between the comparative periods is the result of several factors, including the achievement of development milestones, during the three and nine months ended September 30, 2006, on several new customer contracts related to high-margin, technical transfer work required prior to the commencement of commercial manufacturing. Additionally, production volumes from commercial supply contracts with our larger current European customers have increased due to regulatory approvals in certain European markets having been granted for their respiratory products. This has all resulted in increased utilization of product development and manufacturing capacity at our facilities in the United States and United Kingdom. In turn, we have been able to absorb more of our fixed overhead and labor costs, thereby improving our overall gross profit margins.

We believe that we can further improve our gross profit margins as we continue to add more business at our facilities and through the addition of our own pharmaceutical product lines, which offer greater profit margins than those provided by contract manufacturing services. We also continue to pursue product in-licensing opportunities, including those in collaboration with other pharmaceutical companies. Although we do not currently derive any revenues from the sale or marketing of our own products, as noted above, due to our acquisition of a number of eye care product licenses, we believe that we can commence to market our own proprietary products prior to the end of 2006. We also expect to commence marketing additional proprietary products that we are currently developing during 2007. Based on pharmaceutical industry margins, we expect that such proprietary products will help improve our profit margins once we begin to market and distribute them to our customers.

OPERATING EXPENSES

Our operating expenses consist of product research and development costs, general and administrative, selling, depreciation as well as amortization of intangible assets expenses.

Operating expenses for the three months ended September 30, 2006, amounted to approximately $14.4 million, or 80% of net revenues of $18.0 million. In comparison, for the three months ended September 30, 2005, our operating expenses amounted to approximately $8.3 million, or 64% of net revenues of $12.9 million. On a pro forma basis, operating expenses for the three months ended September 30, 2005 amounted to approximately $9.9 million, or 53% of pro forma net revenues of $18.8 million.

Operating expenses for the nine months ended September 30, 2006, amounted to approximately $38.1 million, or 64% of net revenues of $59.6 million. In comparison, operating expenses for the nine months ended September 30, 2005 amounted to approximately $16.9 million, or 70% of net revenues of $24.1 million. On a pro forma basis, operating expenses for the nine months ended September 30, 2005 amounted to approximately $25.5 million, or 46% of pro forma net revenues of $55.8 million.

The increase in our operating expenses for the three and nine months ended September 30, 2006, is the result of significantly increased general and administrative and selling and depreciation expenses, which are due to our increasing business scope and larger base operations as compared to the same periods in 2005. In addition, for the three and nine months ended September 30, 2006, we have been involved in a number of corporate and business development activities that has resulted in greater general and administrative costs, including travel and third-party costs that we are now expensing in anticipation of completing such activities. For example, for the three months ended September 30, 2006, we have expensed approximately $2.3 million in one-time, non-recurring due diligence, travel and other transaction-associated costs related to pending business development and corporate development activities, which also includes approximately $314,000 for Sarbanes-Oxley implementation and compliance.

Research and Development Costs

Research and development costs for the three months ended September 30, 2006, were approximately $667,000, or 5% of our operating expenses and 4% of our net revenues for the period. In comparison, for the three months ended September 30, 2005, our research and development costs amounted to approximately $929,000, or 11% of our operating expenses and 7% of our net revenues for the comparable period. On a pro forma basis, research and development costs for the three months ended September 30, 2005, amounted to approximately $929,000, or 9% of pro forma operating expenses and 5% of pro forma net revenues.

Research and development costs for the nine months ended September 30, 2006, were approximately $1.8 million, or 5% of our operating expenses and 3% of our net revenues. In comparison, research and development costs for the nine months ended September 30, 2005, were approximately $1.9 million, or 11% of our operating expenses and 8% of our net revenues. On a pro forma basis, research and development costs for the nine months ended September 30, 2005, amounted to approximately $1.9 million, or 7% of pro forma operating expenses and 3% of pro forma net revenues.

As part of our strategy to evolve into a specialty pharmaceutical company with our own proprietary products, we will continue to incur research and development costs as part of operating expenses. We also expect research and development costs to generally increase as we increase our activities in these areas over the next twenty-four months. Such costs include intellectual property development costs, salaries for required technical staff, fees to consultants and costs associated with the use of external laboratory facilities, as may be required. We believe that even though research and development costs may increase our operating expenses in the short term, in the long term, these costs should be offset by the higher profit margins derived from the manufacturing and sale of our own proprietary products, as compared to the operating margins of our contract manufacturing services. We plan to distribute our proprietary products through our own customers’ distribution channels or in collaboration with other strategic marketing partners, as well as through Exaeris’ sales and distribution channels.

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

We have not yet commercialized any of our own proprietary products, although we do have a number of aerosol pharmaceutical products already under development or in late planning stages that we expect to commence commercializing during 2007. These consist of single molecule and combination HFA respiratory inhalants, non-CFC propelled oral sprays for cardiovascular ailments, wound irrigation and cleansing sprays utilizing novel barrier technologies, and anti-inflammatory nasal pumps. Our initial two proprietary products, a wound-care spray and an anti-inflammatory nasal pump, are expected to be ready for commercial marketing in the first half of 2007.

General and Administrative Expenses

Our general and administrative expenses include management and staff compensation; corporate overhead costs; administrative support; business and corporate development expenses including travel costs; property, business and liability insurance; and business support costs incurred by Company.

General and administrative expenses for the three months ended September 30, 2006, amounted to approximately $10.4 million, or 72% of our operating expenses and 58% of our net revenues for the period. In comparison, for the three months ended September 30, 2005, our general and administrative expenses amounted to approximately $5.8 million, or 70% of our operating expenses and 45% of our net revenues for the comparable period. On a pro forma basis, general and administrative expenses for the three months ended September 30, 2005 amounted to approximately $6.4 million, or 65% of our pro forma operating expenses and 34% of pro forma net revenues.

General and administrative expenses for the nine months ended September 30, 2006, amounted to approximately $25.7 million, or 67% of our operating expenses and 43% of net revenues. In comparison, general and administrative expenses for the nine months ended September 30, 2005, were approximately $12.2 million, or 72% of operating expenses and 51% of our net revenues for the comparative period. On a pro forma basis, general and administrative expenses for the nine months ended September 30, 2005, amounted to approximately $15.5 million, or 61% of our pro forma operating expenses and 28% of pro forma net revenues.

The increase in our general and administrative expenses for the three and nine months ended September 30, 2006, as compared to the same periods in 2005 is primarily due to the larger scope of our business as a result of the addition of the Inyx USA, Ashton and Exaeris operations. As a result, we are incurring additional salary, employee benefit and administrative support costs, including those due to the addition of senior business and financial executives to our management team in order to help manage our operations and business integration activities. For the three months ended September 30, 2006, we incurred approximately $3.4 million for salaries and benefits. Other general and administrative costs for the three months ended September 30, 2006 included insurance costs of approximately $772,000, travel expenses of approximately $1.1 million, building and rent expenses of approximately $830,000, and legal, audit and outside consulting expenses of approximately $1.0 million.

In addition, for the three and nine months ended September 30, 2006, we have been involved in a number of corporate and business development activities in Europe, the Gulf region and the U.S. that have resulted in an increase in general and administrative costs. These costs include travel, due diligence and other non-recurring charges relating to acquisitions, which amounted to approximately $2.3 million for the three months ended September 30, 2006.

Although we have been incurring additional general and administrative costs as a result of our continuing focus on growing and expanding our business, we believe that once we begin to introduce our own proprietary products and acquired products, we can continue to improve our revenue stream and subsequent gross profit margins, and that such improved margins will thereby offset any incremental general and administrative costs that we may have to incur as a result of our strategic development plans and business growth strategies.

Selling Expenses

Selling expenses consist primarily of salaries, commissions and marketing costs, including those associated with Exaeris, our commercial and marketing operation.

Selling expenses for the three months ended September 30, 2006, amounted to approximately $1.3 million, or 10% of our operating expenses and 7% of our net revenues for the period. In comparison, for the three months ended September 30, 2005, our selling expenses amounted to approximately $181,000, or 2% of our operating expenses and 1% of our net revenues for the comparable period. On a pro forma basis, selling expenses for the three months ended September 30, 2005, amounted to approximately $157,000 or 2% of pro forma operating expenses and 1% of pro forma net revenues.

Selling expenses for the nine months ended September 30, 2006, were approximately $4.6 million, or 12% of our operating expenses and 8% of net revenues. In comparison, selling expenses for the nine months ended September 30, 2005, were approximately $355,000, or 2% of operating expenses and 1% of net revenues for the comparable period. On a pro forma basis, selling expenses for the nine months ended September 30, 2005, amounted to approximately $1.0 million, or 4% of pro forma operating expenses and 2% of pro forma net revenues.

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

Although we continue to expand our own proprietary product development programs, we have not yet commercialized or marketed our own products or drug delivery applications. Our sales and marketing functions have, therefore, been primarily focused on expanding our pharmaceutical manufacturing and development business with existing or potential clients, although we do expect to commence marketing a number of proprietary eye care products that we have recently acquired during the fourth quarter of 2006 plus other proprietary products that we are currently developing during 2007.

Under Exaeris, we continue to build a sales force through a contract services organization. Although part of this cost will be offset as a result of our collaboration agreement with King Pharmaceuticals, a larger sales force is adding to our selling expenses in 2006. We expect that it will take until 2007 before Exaeris’ current revenue stream will totally offset its administrative and selling costs. We believe that we can also offset such costs by the new revenue streams that Exaeris is expected to generate, including through expected revenues from product acquisitions and in-licensing opportunities that we have completed or are still actively pursuing.

Depreciation

The value of our property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from 25 years for buildings and 3-10 years for equipment.

Depreciation expenses for the three months ended September 30, 2006, amounted to approximately $1.6 million, or 12% of our operating expenses. In comparison, for the three months ended September 30, 2005, depreciation expenses amounted to approximately $903,000 or 11% of operating expenses for the comparable period in the prior year. On a pro forma basis, depreciation expenses for the pro forma three months ended September 30, 2005, amounted to approximately $1.7 million, or 17% of pro forma operating expenses.

Depreciation expenses for the nine months ended September 30, 2006, were approximately $4.7 million, or approximately 13% of operating expenses. In comparison, depreciation expenses for the nine months ended September 30, 2005, were approximately $1.6 or approximately 10% of operating expenses for the comparable period in the prior year. On a pro forma basis, depreciation expenses for the pro forma nine months ended September 30, 2005, amounted to approximately $4.8 million or 19% of pro forma operating expenses.

The increase in depreciation expenses for the three months ended September 30, 2006, is primarily attributable to depreciation expenses of approximately $700,000 relating to the addition of the Ashton facility to our operations. This primarily consists of building and machinery and equipment in the amount of $4.8 million and $18.1 million, respectively. In addition, depreciation expense increased between the comparative periods as a result of additional office furniture and fixtures acquired to accommodate our growth.

The increase in depreciation expenses for the nine months ended September 30, 2006, is primarily attributable to the depreciation expense of approximately $3.1 million relating to addition of the Inyx USA and Ashton facilities to our operations. This primarily consists of building and machinery and equipment in the amounts of approximately $8.6 million and $24.8 million, respectively. The increase also consists of a depreciation expense relating to HFA manufacturing equipment held for use that has now been placed in service during the current nine-month period to commercially manufacture products for two of our larger customers at our Inyx Pharma site. In addition, depreciation expense increased between the comparative nine-month periods as a result of additional office furniture and fixtures acquired to accommodate our growth.

Amortization of Intangible Assets

The fair values assigned to the intangible assets acquired are based on estimates and assumptions provided and other information compiled by management, including independent valuations that utilize established valuation techniques appropriate for the industry in which our Company operates. Amortization expenses for intangible assets relate to acquired intangible assets, which include trade marks, trade names, customer relationships, customer contracts, customer lists, product licenses, manufacturing know-how and formula and a technology patent acquired by our Company.

The amortization expense for intangible assets for the three months ended September 30, 2006, was approximately $448,000, or 3% of operating expenses for the period. In comparison, for the three months ended September 30, 2005, the amortization expense for intangible assets amounted to approximately $436,000 or 5% of operating expenses for the comparable period in the prior year. On a pro forma basis, such amortization expense amounted to approximately $694,000, or 7% of pro forma operating expenses for the three months ended September 30, 2005.

The amortization expense for intangible assets for the nine months ended September 30, 2006, was approximately $1.3 million, or 4% of our operating expenses. In comparison, the amortization expense for the nine months ended September 30, 2005, was approximately $845,000 or 5% of operating expenses for the comparable nine month period in the prior year. On a pro forma basis, such amortization expense amounted to approximately $2.2 million, or 9% of pro forma operating expenses for the nine months ended September 30, 2005.

The increase in amortization expenses for the three months ended September 30, 2006, is attributable to amortization expense of approximately $128,000 relating to the addition of the Ashton facility to our operations. This primarily consists of customer relationships and product licenses in the amounts of approximately $5.7million and $1.2 million, respectively.

The increase in amortization expense for the nine months ended September 30, 2006, is primarily attributable to the amortization expense of approximately $474,000 relating to the addition of the Inyx USA and Ashton facilities to our operations. This primarily consists of customer contracts, customer relationships and product licenses in the amounts of approximately $1.4 million, $10.8 million and $1.2 million, respectively. The balance of the increase relates to the commencement of the amortization of the intangible assets related to newly acquired eye care product licenses and manufacturing know-how.

Intangible assets are amortized on a straight line basis over their estimated remaining useful lives in proportion to the underlying cash flows that were used in determining the acquired value.

INTEREST AND FINANCING COSTS

Interest and financing costs consist of interest expense related to borrowings under working capital lines of credit and long term debt.

For the three months ended September 30, 2006, interest and financing costs were approximately $2.7 million as compared to approximately $1.8 million for the three months ended September 30, 2005. For the pro forma three months ended September 30, 2005, pro forma interest and financing costs amounted to approximately $2.3 million.

For the nine months ended September 30, 2006, interest and financing costs were approximately $7.4 million as compared to approximately $7.9 million for the nine months ended September 30, 2005. For the pro forma nine months ended September 30, 2005, pro forma interest and financing costs amounted to approximately $6.9 million.

Interest and financing costs for the three months ended September 30, 2006, included approximately $2.4 million in interest payments to Westernbank and approximately $194,000 in amortization of deferred financing charges.

Interest and financing costs for the nine months ended September 30, 2006, included approximately $6.7 million in interest payments to Westernbank and approximately $526,000 in amortization of deferred financing charges. During the nine months ended September 30, 2005, our Company also incurred interest on debt, debt discount, beneficial conversion feature relating to a convertible debt, and amortization of interest costs in the amounts of approximately $2.3 million, $1.4 million, $1.7 million and $716,000 relating to the repayment of debt, respectively.

The higher interest and financing costs for the three months ended September 30, 2006, are related to the asset-based funding that Westernbank has provided under our First and Second Credit Facilities. During the nine month period ended September 30, 2006, the aggregate increase to our loan limits under these facilities increased from $92.5 million to $110.0 million. As of September 30, 2006, the weighted average interest rate on outstanding loans during the period amounted to approximately 10.15%.

EXTRAORDINARY GAIN

On March 31, 2005, Sanofi-Aventis advanced our Company, on a one time basis, $3.5 million for manufacturing, product support and business transition services to be provided from our Puerto Rico site. For the nine months ended September 30, 2005, our Company recorded extraordinary income, net of costs and accrued interest, of approximately $917,000 for the services provided under the advance. As of September 30, 2005, approximately $1.2 million of the advance remained deferred and was subsequently repaid.

NET LOSS

The net loss for the three months ended September 30, 2006, was approximately $9.7 million as compared to a net loss of approximately $4.9 million for the three months ended September 30, 2005. For the pro forma three months ended September 30, 2005, the pro forma net loss was approximately $5.2 million.

The net loss for the nine months ended September 30, 2006, was approximately $22.2 million as compared to a net loss of $16.1 million for the nine months ended September 30, 2005. For the pro forma nine months ended September 30, 2005, the pro forma net loss was approximately $15.1 million.

Although our net revenues and gross profits continue to grow, the increase in our net loss for the three and nine months ended September 30, 2006 is the result of our increased operating expenses as compared to the same periods in 2005 due to the recent addition and integration of the Inyx USA and Ashton facilities and operations into our business, the addition of Exaeris’ administrative and selling costs on our overall business, and our ongoing corporate and business development activities as we continue to grow our business.

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

We also expect our profitability opportunities to improve once we have commercialized for sale our own proprietary products that we are currently developing or acquiring, or those through collaborative or in-licensing agreements with other pharmaceutical companies. We believe that we can continue to enhance our competitive position through the acquisition of additional regulatory-approved pharmaceutical products and drug-delivery devices for respiratory, dermatological, topical and cardiovascular applications or such products in development, including those through the acquisition of other pharmaceutical companies.

LIQUIDITY AND CAPITAL RESOURCES

General

We have been financing our operations primarily through our credit facilities with our lenders, including with our primary lender, Westernbank of Puerto Rico, Puerto Rico's second largest bank and a wholly-owned subsidiary of W Holding Company, Inc. (“Westernbank”); revenues from multi-year and short-term contract manufacturing and product development contracts and purchase orders; and as may be required, the sale of equity securities, proceeds from option and warrant exercises, stockholder advances, loans and financial guarantees, and capital lease financing.

As of September 30, 2006, we had approximately $119.4 million in loan obligations including approximately $108.2 million relating to our credit facilities with Westernbank, with the balance of the obligations, amounting to approximately $11.2 million, relating to money we owe to UCB Pharma as a result of our purchase of the Ashton business from them.

The Westernbank credit facilities, consisting of both short term and long term debt, are due through 2008 and are automatically renewable on maturity in March 2008, on a year-to-year basis, unless terminated by Westernbank or the Company. On November 21, 2006, the Company informed Westernbank that it intends to pay off the loan amounts owed to Westernbank by December 31, 2006. As a result, on its September 30, 2006 balance sheet, the Company has classified as current liabilities the amounts due under its credit facilities with the bank. As of November 21, 2006, the Company owed Westernbank approximately $120.0 million.

On November 20, 2006, the Company reported that a group comprised of Inyx senior management, including Chairman and CEO, Dr. Jack Kachkar, and other strategic outside investors had approached the Company’s Board of Directors about taking the Company private in a transaction that the group said would be in “the best interests of all of the Company’s shareholders.” On the same day, the Inyx board formed a Special Committee comprised of three independent directors, which will evaluate any specific proposal. The committee will retain an independent investment-banking firm to review the fairness of any proposed offer made by the group. Dr. Jack Kachkar then informed the Special Committee that, before the group tries to finalize financing for any going-private offer, he will work to secure new debt financing to replace the Westernbank facilities by December 31, 2006. Dr. Kachkar and his spouse also have provided a personal guarantee to Westernbank for up to $10.0 million of the amount owed by the Company to the bank. Westernbank has requested that the Company provide a further personal guarantee from the Chairman and CEO and his spouse.

Until such time that the Company is refinanced, we intend to fund our operations through cash generated from our operations, our existing Westernbank credit facilities, the exercise of stockholder warrants and when necessary, the use of stockholder loans and advances. The Company also continues to be in a position to issue new equity or debt securities to assist funding its operations and growth plans although there can be no assurances that the Company’s intentions will be achieved or that additional financing will be obtained.

Furthermore, as we need additional funds to expand our sales and marketing activities and fully develop, manufacture, market and sell our potential products, we may have to delay our product development or reduce in scope, commercialization and marketing programs if we are unable to continue to obtain the necessary capital to fund these operations.

Also, on September 28, 2006, the Company announced that it had executed a definitive agreement to acquire all of the outstanding shares of Pharmapac UK Ltd. (“Pharmapac”), a United Kingdom based pharmaceutical contract manufacturing and packaging company, from its shareholders and management team. The acquisition is scheduled to be completed on January 4, 2007. The Company has agreed to pay £10.5 million sterling (approximately $20.0 million USD) to the shareholders of Pharmapac and we are still in the process of finalizing the funding for this transaction.

The Company also has a pending acquisition of a German pharmaceutical production business. On November 20, 2006, the Company reported that it is reviewing this acquisition because of a recent disclosure that significantly reduces the mid-term operating results for the German site and, consequently, it is uncertain now if this transaction will be consummated.

We believe that we can continue to enhance our competitive position through the acquisition of regulatory-approved pharmaceutical products and drug delivery devices for respiratory, dermatological, and topical and cardiovascular drug delivery applications or such products in development, including those through the acquisition of other pharmaceutical companies or by investing in new market opportunities in order to commercialize and distribute such products. Therefore, we are actively pursuing or are involved in acquisitions, investments or expenditures that require substantial capital resources. In the event that we continue to complete such transactions or change our capital structure, we may be required to raise funds through additional borrowings or the issuance of additional debt or equity securities.

Capital Resources

During the three and nine months ended September 30, 2006, the Company received approximately $3.0 million and $9.4 million, respectively, in cash proceeds from the exercise of 2,659,290 and 9,101,267 warrants, respectively, at exercise prices per share ranging from $0.95 to $2.84. All such proceeds were used for working capital including debt service and operating activities, capital expenditures and corporate development activities. In addition, for the three and nine months ended September 30, 2006, pursuant to certain cashless exercise of warrants, approximately zero and 610,461 shares of common stock were returned into treasury, respectively.

We believe that the funding provided by our current asset-based facilities and periodic shareholder loans and advances provide us with the necessary capital to fund our core operations, including raw material and component purchases, research and development and business and corporate development activities, and capital expenditures and debt servicing requirements. On a short term basis, in addition to the cash proceeds from the exercise of warrants noted above, such financing have provided us with sufficient capital to fund all of our present operations, including our corporate and business development plans, and the acquisition or commercialization of our own proprietary products, which we plan to commence marketing during 2007.

On November 21, 2006, we informed Westernbank that we intend to pay off the loan amounts owed to them, currently totaling approximately $120 million, by December 31, 2006. As a result, we have classified as current the amounts due under our credit facilities with Westernbank. We have been informed by our Chairman and CEO, Dr. Jack Kachkar, that he is working with a number of strategic investors and international banks to secure the necessary financing to repay the existing Westernbank debt by December 31, 2006.  We are still also in the process of finalizing the approximately $20.0 million of funding required to complete our acquisition of the Pharmapac business.

In addition to the funding requirements noted above, on a longer term basis, we will require additional funding of at least approximately $15.0 million annually to continue to implement our business and corporate development strategies, capital expenditure plans and the development and commercialization of our own proprietary pharmaceutical products. We intend to raise such funds through the issuance of debt or equity securities at the time we require such funding although no such financing plans have been formalized at this time.

Our expanded business base has continued to contribute significantly to our revenues, cash flows and profitability opportunities as it has diversified and grown our client base, enhanced our product development, manufacturing and marketing capabilities, and enlarged our overall scope of operations. We expect to continue to meet our short term liquidity requirements through:

1) Cash generated from our operations. The Ashton business, which was acquired by the Company through its wholly-owned subsidiary, Inyx Europe, on August 31, 2005, has historically been a profitable operation and the Company expects it to continue to be so. Customer production demand at Ashton continues to be strong in both the sterile and dry powder inhaler areas, which traditionally provide higher margins. The Company also expects to generate positive cash flow from its Inyx Pharma manufacturing facility as that operation continues to gain new products and new customers, especially in the HFA production area which is now running close to full capacity due to increasing customer demand. The Company expects that the Inyx USA operation will commence to generate positive cash flow in early 2007, once the Company completes its transition of its Manatí, Puerto Rico site into an integrated business unit, capable of product commercialization, manufacturing and distribution for Inyx’s proprietary products. We expect that our Inyx USA facility will be profitable in 2007 due to the increasing demand for respiratory, allergy and cardiovascular products from that facility, as the Montreal Protocol is implemented in the United States, and due to new contracts commencing at this facility. The Company also expects its Exaeris subsidiary, which commenced formal operations in January 2006, to start to materially contribute to its operating cash flow in 2007 as a result of the King Pharmaceuticals collaboration, the MD Turbo co-promotion agreement, and other strategic initiatives including the acquisition of high margin proprietary products and complementary profitable businesses currently being completed by Exaeris. For example, we believe that the marketing of six eye-care products acquired from AMO in conjunction with the four eye care licenses previously acquired will enhance the Company’s profitability as, based on customer pricing, such products offer higher profit margins.

2) Our existing credit facilities with Westernbank. Including our revolving working capital lines of credit and capital expenditure loans which we have informed Westernbank we intend to repay by December 31, 2006. As of November 21, 2006, we owed Westernbank approximately $120.0 million, approximately $71.9 million of which is on a revolving basis.

3) As of September 30, 2006, we had approximately 7 million warrants issued and outstanding with an average exercise price of $1.26, which if exercised by our stockholders will provide additional funds to the Company.

4) The use of shareholder advances to continue to assist funding its operations and strategic growth plans including its planned product and business acquisitions. For the nine months ended September 30, 2006, the Company’s Chairman and CEO, Dr. Jack Kachkar, provided the Company approximately $8.5 million in the form of shareholder advances. Additionally, the Company's Dr. Kachkar and his spouse also provided Westernbank a personal guarantee of up to $10.0 million for additional working capital funding from the bank. Westernbank has requested that the Company provide a further personal guarantee from the Chairman and CEO and his spouse.

5) We also expect to achieve profitability and improve our operating cash flow by continuing to intensify our sales and marketing efforts to increase the number of customer purchase orders and contracts for our development and manufacturing services, especially as our recent acquisitions have significantly strengthened and enlarged our Company’s operating scope. Additionally, these acquisitions have led to new and profitable multi-year exclusive manufacturing contracts with large pharmaceutical clients.

On a short-term basis, we believe that these sources of cash will continue to help to meet our Company’s operating needs, planned capital expenditures and business and corporate development strategies as we may require from time to time. We cannot predict exactly if, or when, additional funds will be needed. We may obtain funds through financing including equity financing, debt financing, a combination of debt and equity financing, and/or through collaborative arrangements. Additionally, we cannot predict whether any such financing will be available on acceptable terms. If our funding requirements are not met, we may have to delay, reduce in scope or raise additional funds through additional borrowings or the issuance of additional debt or equity securities.

Therefore, until that time, we will continue to depend on our Westernbank credit facilities, contract manufacturing and product support customer revenues, shareholder loans and advances, and any required placements of equity and debt securities to assist us with our working capital requirements and the implementation of our business development strategies, capital expenditure plans, and proprietary product development and commercialization initiatives.

Analysis of Cash Flows

At September 30, 2006, we had cash of approximately $1.5 million as compared to cash of $4.2 million at September 30, 2005.

Cash Flows from Operating Activities for the Nine Months Ended September 30, 2006 and 2005

The net cash used in operating activities for nine months ended September 30, 2006, was approximately $9.3 million compared to approximately $7.0 million for the nine months ended September 30, 2005.

Our net cash used in operations was primarily the result of a $22.2 million net loss, adjusted by non-cash charges including amortization of financing costs and debt discount of approximately $526,000, depreciation expenses of approximately $4.7 million, a reversal of reserve for bad debts of approximately $1.6 million and provision for obsolete inventory amounting to approximately $437,000, amortization of intangible assets of approximately $1.3 million and compensation expense on stock options issued to employees of approximately $752,000. Working capital changes reducing cash flow from operations were due to increases to our accounts receivables amounting to approximately $8.7 million, an increase to our prepaid deposits and other current assets amounting to approximately $801,000, and an increase in inventory amounting to approximately $2.1 million. Working capital changes increasing cash flow from operations were due primarily to an increase in accounts payable of approximately $3.0 million, an increase in accrued expenses and other liabilities of approximately $3.4 million and an increase in deferred revenue of approximately $5.9 million.

Cash Flows from Investing Activities for the Nine Months Ended September 30, 2006 and 2005

The net cash used in investing activities for the nine months ended September 30, 2006, amounted to approximately $20.4 million compared to approximately $52.0 million for the comparative period in 2005.

Investing activities during the nine month period ended September 30, 2006, included deposits and advances for a new hydrocarbon aerosol line scheduled to be completed by the fourth quarter of 2007 amounting to approximately $1.4 million; capital expenditures of approximately $3.1 million consisting of approximately $2.3 million for production machinery and equipment including construction in progress costs and approximately $794,000 for office furniture, computer hardware and building and leasehold improvements; direct transaction costs amounting to $3.4 million relating to the strategic acquisitions that the Company is currently working on; and a deposit of approximately $2.2 million which is refundable pending receipt of certain building permits for the acquisition of a building to be used for office space, and meeting and training facilities in Miami, Florida, expected to close by December 31, 2006.

During the nine months ended September 30, 2006, the Company also made a minority investment amounting to $5.6 million in a new limited liability company headquartered in Dubai, U.A.E., which is also currently establishing operations in Qatar. The limited liability company is working in partnership with the respective governments of Dubai and Qatar as well as selected companies in the private sector to manufacture and distribute Inyx products in the Gulf region.

In addition, during the nine month period ended September 30, 2006, the Company completed the acquisition of a number of eye-care product licenses and related manufacturing know-how (i.e. purchase of intangible assets) for a total cost, including transaction related expenses, of approximately $4.6 million. The Company expects to market these products in North America through its Exaeris subsidiary, in Europe through its Inyx Pharma subsidiary, in Latin America through is Inyx USA subsidiary and in the Middle East and the Asian-Pacific market through its investment vehicle in Dubai, once that company receives its required trade licenses.

Cash Flows from Financing Activities for the Nine Months Ended September 30, 2006 and 2005

For the nine months ended September 30, 2006, the net cash provided by financing activities approximated $31.6 million compared to approximately $63.6 million for the nine months ended September 30, 2005.

The cash provided by financing activities for the nine months ended September 30, 2006, included net proceeds from the exercise of warrants and stock options of approximately $9.4 million, net proceeds from borrowings under working capital lines of credit of approximately $28.3 million, net proceeds of approximately $843,000 from the issuance of long term debt under our capital expenditure facility with Westernbank, and proceeds of approximately $5,000 from the exercise of stock options. These proceeds were offset by payments of principal of approximately $6.9 million on our Westernbank term loans, an increase in deferred financing costs of approximately $455,000, repayment of a seller financing amount due to UCB Pharma of approximately $2.8 million and repayment of capital lease obligations amounting to approximately $94,000.

External Sources of Liquidity

As of September 30, 2006, our total indebtedness outstanding was approximately $119.4 million, consisting of approximately $108.2 million under our two major credit facilities with Westernbank related to two acquisitions we made in 2005, and $11.2 million related to our acquisition of Ashton (f/k/a Celltech Manufacturing Services Limited). The sum owed to UCB Pharma is comprised of a non-interest bearing amount of approximately $6.3 million (€5.0 million) relating to deferred purchase price, plus approximately $4.8 million (£2.6 million) in indebtedness related to the additional net current assets acquired but not considered when the purchase price was negotiated.

As of September 30, 2006, our annual debt service requirements are approximately $14.4 million (which includes approximately $4.9 million of interest). Such debt is collateralized by all the existing and future assets of our Company and its subsidiaries.

Financing Activities

On March 31, 2005, we obtained a non-dilutive asset based secured credit facility from Westernbank Business Credit Division of Westernbank Puerto Rico, originally totaling $46.0 million (the “First Westernbank Credit Facility"). The First Westernbank Credit Facility was originally obtained for the purpose of refinancing the indebtedness to Laurus Funds, in order to finance the purchase of certain business assets of Aventis Pharmaceuticals Puerto Rico Inc. (“Aventis PR”) from the Sanofi-aventis Group through our wholly owned subsidiary, Inyx USA, and to provide funding for the Company’s operations including for working capital, business and corporate development activities and for capital expenditure purposes.

Initially, in addition to a revolving working capital line of credit of approximately $10.0 million with a reserve of $500,000, the First Westernbank Credit Facility consisted of a capital expenditure loan (Term Note “A”) of up to $5.0 million, for the purpose of funding ongoing equipment construction and acquisition costs; two term loans, respectively, amounting to approximately $14.2 million (Term Note “B”) relating to real estate-secured financing and approximately $11.8 million (Term Note “C”) relating to equipment-secured financing; and $5.0 million (Term Note “D”) in the form of a higher interest rate mezzanine loan, with all such notes secured by all the assets of the Company and its subsidiaries.

On September 1, 2005, Westernbank increased the aggregate limit of the First Westernbank Credit Facility to approximately $51.0 million as a result of the increase of the limit of the revolving working capital line of credit from $10 million to $15 million. On November 22, 2005, Westernbank increased the aggregate limit of the First Westernbank Credit Facility to $56.0 million as a result of a new revolving $5.0 million Secured Over Formula Advance (“SOFA”) facility which was utilized by the Company to fund prepayment of inventory purchases. During the nine months ended September 30, 2006, Westernbank increased the aggregate limit of the First Westernbank Credit Facility to approximately $60.3 million as a result of increases to the limit of the revolving working capital line of credit by $12.2 million from a $15.0 million limit to a $27.2 million limit.

As of September 30, 2006, the total loan balance under the First Westernbank Credit Facility approximated $59.6 million. Under the First Westernbank Credit Facility, the revolving working capital line of credit has a three-year term and bears interest at the Westernbank prime rate (8.25% as at September 30, 2006) plus 1.0%. The availability on such revolving line of credit is based on a percentage of our accounts receivable, unbilled finished goods inventory and raw and in-process inventory at our Inyx USA and Inyx Pharma subsidiaries. The three Term Notes (Term Notes “A”, “B” and “C”) bear interest at the Westernbank prime rate (8.25% as at September 30, 2006) plus 2.0% with monthly payments having commenced on July 1, 2005. The mezzanine term loan (Term Note “D”) bears an annual interest rate of 15.0% with monthly principal payments having commenced on July 1, 2005. All of the Term Notes mature on August 31, 2008 and are automatically renewed on a year-to-year basis unless terminated by our Company or Westernbank. Payment of the amounts due under the Term Notes accelerates upon the occurrence of an event of default.

On August 31, 2005, through our wholly-owned subsidiary Inyx Europe Limited, we obtained an additional non-dilutive asset based secured credit facility from Westernbank totaling $36.5 million (“the Second Westernbank Credit Facility”) to help fund our acquisition of the shares of Ashton Pharmaceuticals (f/k/a Celltech Manufacturing Services Ltd.), and to provide additional funding for the Company’s operations including for working capital, business and corporate development activities and for capital expenditure purposes.

Initially, in addition to a revolving working capital line of credit of approximately $11.7 million with a reserve of $500,000, the Second Westernbank Credit Facility consisted of four term loans, in aggregate totaling approximately $24.8 million, with all such notes secured by all the assets of the Company and its subsidiaries. Under the Second Westernbank Credit Facility Term Loan “A” amounts to approximately $3.0 million and relates to the financing of our Ashton real estate; Term Loan “B” amounts to approximately $9.8 million and relates to the financing of our machinery and equipment at the Ashton facility; Term Loan “C” amounts to approximately $3.0 million and relates to the financing of our Ashton product licenses; and Term Loan “D” is a higher interest mezzanine loan amounting to approximately $9.0 million. During the nine months ended September 30, 2006, the Company also obtained a term promissory note (“Term Promissory Note 1”) amounting to approximately $556,000 for the purpose of funding capital improvements to our Ashton facility as an initial capital expenditure line was not provided under the Second Westernbank Credit Facility. The principal payments of Term Notes “A”, “B”, “C” and “D” commenced on December 1, 2005. The principal payment of Term Promissory Note 1 shall commence on April 1, 2007.

During the nine months ended September 30, 2006, the net limit available under the revolving loan was increased to a $27.0 million limit from an $11.7 million limit, thus increasing total availability under the Second Westernbank Credit Facility to $49.7 million. $2.1 million of such increase was a result of moving availability from the Second Westernbank Credit Facility term loans to the revolving loan.

As of September 30, 2006, the total loan balance under the Second Westernbank Credit Facility approximated $48.6 million. Under the Second Westernbank Credit Facility, the revolving working capital line of credit has a three-year term and bears interest at the Westernbank prime rate (8.25% as at September 30, 2006) plus 1.0%. The availability on such revolving line of credit is based on a percentage of our accounts receivable, unbilled finished goods inventory and raw and in-process inventory at our Ashton Pharmaceuticals subsidiary. All of the Term Notes, including the Term Promissory Note, mature on March 31, 2008, and are automatically renewed on a year-to-year basis unless terminated by the Company or Westernbank. Term Notes “A”, “B” and “C” and Term Promissory Note 1 bear interest at Westernbank prime rate + 2% (8.25% at September 30, 2006). Term Note “D” bears interest at the rate of 15.0% per annum, and principal payments based on an agreed-upon formula, commenced January 1, 2006. Payment of the amounts due under the Term Notes accelerates upon the occurrence of an Event of Default.

As of September 30, 2006, we were in violation of certain financial covenants pursuant to our Westernbank loan and security agreements. As it has previously done, Westernbank has waived certain requirements such that our non-compliance of such covenants has not resulted in an event of default under our loan agreements with the bank. On November 21, 2006, we informed Westernbank that we intended to pay off the amounts due under our credit facilities with the bank by December 31, 2006; this debt now totals approximately $120.0 million as of the date of this filing. We are currently working to secure new financing to repay the Westernbank debt. The Company's Chairman and CEO and his spouse have also provided Westernbank with a personal guarantee of up to $10.0 million of the amounts due under our credit facilities with the bank. Westernbank has requested that the Company provide a further personal guarantee from the Chairman and CEO and his spouse.

Certain Indebtedness and Other Matters

As of September 30, 2006, the amount owed to the previous owner of Ashton, UCB Pharma, was approximately $6.3 million (€5.0 million), relating to a deferred purchase price of that business. The Company also owes approximately $4.8 million (£2.6 million) as payment due for the additional net current assets acquired not considered when the purchase price was negotiated between the parties (“excess working capital adjustment”). This excess working capital adjustment is non-interest bearing, and was settled subsequent to September 30, 2006. Additionally, we also agreed with UCB, to settle by December 31, 2006 any outstanding balances due to UCB under the deferred purchase price arrangement, including if necessary through an offset against the amounts due from UCB Pharma for trade receivables.

The deferred purchase price is non-interest bearing, and is payable in monthly installments with payments concluding in December 2006. The Company is also entitled, at any time prior to payment of the balance of the purchase price, to set-off against any unpaid claim it may have against UCB under the Ashton share purchase agreement. As collateral for the deferred portion of the purchase price, the Company granted UCB a secondary security position over the Company’s assets behind Westernbank’s current first security position, which is to be released upon full payment of the deferred purchase price. Westernbank and UCB have also agreed to an inter-creditor agreement to be terminated upon full payment of the deferred purchase price.

In addition to indebtedness noted above, our stockholders have periodically advanced and received repayment of funds loaned to the Company. We have utilized such stockholder loans, periodically advanced on a short term basis, to support operations, settle outstanding trade accounts payable, and for general working capital purposes.

For the three and nine months ended September 30, 2006, our interest and financing costs totaled approximately $2.7 million and $7.4 million respectively. These amounts included approximately $2.4 million and $6.7 million respectively in interest payments to Westernbank and approximately $194,000 and $526,000 respectively in amortization of deferred financing charges for the respective periods. As of September 30, 2006, the weighted average interest rate on outstanding loans during the period amounted to approximately 10.15%.

In comparison, for the three and nine months ended September 30, 2005, interest and financing costs amounted to approximately $1.5 million and $6.1 million, respectively, which included the acceleration of deferred charges, debt discount, an early termination penalty and additional warrants issued totaling approximately $3.8 million and approximately $451,000 and $915,000, respectively, in fees related to our Company’s 2004 equity financing activities. As of September 30, 2005, the weighted average interest rate paid on the gross outstanding debt during the period was approximately 8.0%.

  Capital Expenditures

We continuously make capital improvements to our development and production facilities in order to improve operating efficiencies, increase automation, improve quality control and keep pace with regulatory requirements, and customer or market demand. We are also making capital expenditures to expand and diversify our manufacturing know-how and manufacturing business base in niche manufacturing technologies with high barriers to entry for our competitors. This includes investments in pharmaceutical aerosol manufacturing process and devices.

For the three months ended September 30, 2006, there were capital expenditures of approximately $841,000 consisting of approximately $607,000 for production machinery and equipment and construction in process costs and approximately $234,000 for office furniture, computer hardware and building and leasehold improvements.

For the nine months ended September 30, 2006, there were capital expenditures of approximately $3.1 million consisting of approximately $2.3 million for production machinery and equipment and construction in progress costs, and approximately $794,000 for office furniture, computer hardware and building and leasehold improvements. Additionally, during this period we have invested approximately $1.4 million for the construction, installation and commercialization of a new hydrocarbon aerosol line to be completed by the end of 2007 for developing markets in Europe and Asia.

Future Commitments

As of September 30, 2006, we have commitments under various long term lease agreements for premises including those for our office and development and production facilities. These property leases range from one to fifteen years depending on the specific property. We also have a number of operating and capital leases for office equipment, fork lifts and staff automobiles.

As of September 30, 2006, we had operating lease contractual obligations totaling approximately $2.8 million due to various vendors providing supplies, components, and equipment and services to our Company over the next ten years.

The Company finances its premiums for insurance policies. As of September 30, 2006, amounts due under such finance agreements amounted to approximately $1.3 million relating mostly to property and liability coverage policies expiring March 15, 2007, and approximately $159,000 for Directors and Officers insurance policies expiring July 31, 2007.

On September 28, 2006, the Company announced that it had executed a definitive agreement to acquire all of the outstanding shares of Pharmapac UK Ltd. (“Pharmapac”), a United Kingdom based pharmaceutical contract manufacturing and packaging company, from its shareholders and management team. The acquisition is scheduled to be completed on January 4, 2007. The Company has agreed to pay £10.5 million sterling (approximately $20.0 million USD) to the shareholders of Pharmapac.

The Company also has a pending acquisition of a German pharmaceutical production business. On November 20, 2006, the Company reported that it is reviewing this acquisition because of a recent disclosure that significantly reduces the mid-term operating results for the German site and, consequently, it is uncertain now if this transaction will be consummated.

During the three-months ended September 30, 2006, the Company made a minority investment amounting to approximately $5.6 million in a new limited liability company headquartered in Dubai, U.A.E. (“Inyx UAE”), which is also in the process of establishing operations in Qatar. Inyx UAE is working in partnership with the respective governments of Dubai and Qatar as well as selected companies in the private sector to manufacture and distribute Inyx products in the Gulf region. Such products will initially include eye-care products that the Company has acquired and then respiratory, allergy, cardiovascular, pain-management pharmaceuticals, initially to be manufactured by Inyx at its current facilities and later expected to be commercialized and manufactured locally at new production and distribution facilities planned for in Dubai and Qatar, respectively. The Company also plans to make strategic investments in established pharmaceutical distributors in the geographic region in order to distribute Inyx’s and its clients’ products, thereby enhancing the utilization of Inyx’s manufacturing facilities. The Company has committed to invest a total of approximately $7.5 million into this minority investment. The Company owns 49% of Inyx UAE through a wholly-owned United Kingdom subsidiary, and 10% of the profits of Inyx UAE are required to be reinvested back into the company for operational expenses and future investment expenditures.

As of September 30, 2006, our Company had invoiced approximately $37.7 million for services to be provided to our customers. The revenues are only recognized into income as services are performed and delivered to our customers.

As an evolving specialty pharmaceutical company, we are also involved in a number of business development projects including research and development and equipment acquisition activities that require the use of capital resources over extended periods of time. Such activities may also include the use of external resources and third parties that require prepayment or cash deposits for supplies, equipment, and products or services that we may require from time to time. As we continue to grow our business and also intensify the development of our own proprietary products, our capital requirements and/or future commitments may increase accordingly. The profit margins on our proprietary products and consulting services are expected to be higher than our contract manufacturing services, although the time line for the commencement of revenues and earnings from these newly evolving business activities may be longer than that of our established contract manufacturing operations. The Company is currently developing two new hydrocarbon aerosol manufacturing lines. Costs and expenses necessary to complete such lines over the next two years are estimated to cost approximately $10.0 million.

See below regarding the Company’s ongoing work to assess the effectiveness of its internal controls over financial reporting as of December 31, 2006 in its Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. The Company estimates it will cost approximately $650,000, prior to December 31, 2006, to design a system of evaluating the design and operating effectiveness of its internal controls using a suitable, recognized control framework.

Internal Controls Over Financial Reporting

The Company will become an accelerated filer in the fiscal year beginning on January 1, 2007, and will be required to include a written assessment on the effectiveness of its internal controls over financial reporting as of December 31, 2006 in is Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. To assist the Company in making its assessment we have consulted with professional service firms in order to design a system of evaluating the design and operating effectiveness of our internal controls using a suitable, recognized control framework. The Company has incurred costs in designing such a system in the amounts of approximately $314,000 as of September 30, 2006. We estimate that the total costs in designing such a system will be approximately $650,000 and that significant management time will be required during the fourth quarter of 2006 and the first quarter of 2007.

Subsequent Events

The Company’s announced acquisition of Pharmapac is scheduled, by mutual agreement between the Company and Pharmapac, to be completed on January 4, 2007. The Company has agreed to pay £10.5 million sterling (approximately $20 million) to the shareholders of Pharmapac and is still in the process of finalizing the funding for this transaction.

Subsequent to September 30, 2006, we obtained an additional $10.0 million aggregate increase in the available limit of its revolving working capital line of credit facilities with Westernbank, allowing the Company to borrow up to an aggregate of $67.5 million under the First and Second Westernbank Revolving Credit Facilities and up to $5.0 million under the SOFA line. In consideration of such increase in loan limits and for continuing to make and provide financial accommodations to Inyx pursuant to the Agreements, the Company’s Chairman and CEO and his spouse have provided a personal guarantee for payment of up to $10.0 million of the amounts owed to Westernbank.

Subsequent to September 30, 2006, the Company made the second monthly installment payment to UCB Pharma amounting to approximately $2.1 million regarding the deferred purchase price of that business. In addition, subsequent to September 30, 2006, the Company settled the working capital amount due to UCB.

On November 21, 2006, the Company informed Westernbank that it intended to pay off the loan amounts owed to Westernbank by December 31, 2006. This debt now totals approximately $120 million and the Company’s Chairman and CEO informed the Company’s Board of Directors’ Special Committee that he will work to secure new debt financing for Inyx before his group tries to finalize financing for their planned going-private offer.

On November 20, 2006, the Company reported that a group comprised of Inyx senior management, including the Company's Chairman and CEO, Dr. Jack Kachkar and the Company's President, Steven Handley, and other strategic outside investors had approached the Company’s Board of Directors about taking the Company private in a transaction that the group said would be in “the best interests of all of the Company’s shareholders.” On the same day, the Inyx board formed a Special Committee comprised of three independent directors, which will evaluate any specific proposal. The committee will retain an independent investment-banking firm to review the fairness of any proposed offer made by the group. Dr. Jack Kachkar then informed the Special Committee that, before the group tries to finalize financing for any going-private offer, he will work to secure new debt financing to replace the Westernbank facilities by December 31, 2006. Dr. Kachkar and his spouse also have provided a personal guarantee to Westernbank for up to $10.0 million of the amount owed by the Company to the bank. Westernbank has requested that the Company provide a further personal guarantee from the Chairman and CEO and his spouse.

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

Interest Rate Risk

The principal value of variable rate long term debt as of September 30, 2006, including current maturities approximated $96.9 million. A hypothetical increase of one percentage point in the prime interest rate applicable to our long term debt at September 30, 2006 would be approximately $969,000 per year in additional interest.

Item 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, Company’s management, including the Chief Executive Officer and Principal Accounting Officer, concluded that our disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic Securities and Exchange Commission filings within the required time period.

There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II — OTHER INFORMATION

Item 1A. RISK FACTORS

In addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, the following matters should also be considered:

We continue to experience operating losses and will require additional financing to fulfill our business plan.

For the three and nine months ended September 30, 2006, we have experienced operating losses and we expect to have operating losses for the three and twelve months ended December 31, 2006. For the three months ended September 30, 2006, we had a net loss of approximately $9.7 million as compared to a net loss of approximately $4.9 million for the comparative three month period ended September 30, 2005. For the nine months ended September 30, 2006, we had a net loss of approximately $22.2 million as compared to a net loss of approximately $17.0 million for the comparative nine month period ended September 30, 2006. In the short-term, we expect that we will continue to lose money and continue to require funding to implement our longer term business and growth strategies, including funding for the development of our own proprietary pharmaceutical products, and as such we will continue to require external financing to operate and grow our business. Following our acquisitions of Aventis PR and Ashton Pharmaceuticals, our financing activities with Westernbank have provided us approximately $120.0 million in funds for our operations, working capital, capital expenditures and investment activities. For the nine months ended September 30, 2006, we have also received approximately $9.2 million in proceeds from the exercise of issued warrants. On a longer term basis, over the next three years, we will require additional funding of at least approximately $15.0 million annually in order to continue to implement our business development and corporate strategies, growth and capital expenditure plans and the development and commercialization of our own proprietary pharmaceutical products. Additionally, we believe that we can enhance our competitive position through the acquisition of regulatory-approved pharmaceutical products and drug delivery devices for respiratory, dermatological, and topical and cardiovascular drug delivery applications or such products in development, including those through the acquisition of other pharmaceutical companies. We are actively pursuing or are involved in acquisitions that require substantial capital resources. In the event that we make such acquisitions or change our capital structure, we may be required to raise such funds through additional borrowings or the issuance of additional debt or equity securities. Although we continue to take steps to grow our business, such as enhanced sales and marketing activities and expansion of our product development activities, there can be no assurance that we can establish such new sources of revenue and profitability. Furthermore, as we need additional funds to expand our sales and marketing activities and fully develop, manufacture, market and sell our potential products, we may have to delay our product development, commercialization and marketing programs if we are unable to continue to obtain the necessary capital to fund these operations. We cannot predict exactly if, or when, additional funds will be needed. We may obtain funds through financing including equity financing, debt financing, a combination of debt and equity financing, and/or through collaborative arrangements. Additionally, we cannot predict whether any such financing will be available on acceptable terms. If our funding requirements are not met, we may have to delay, reduce in scope or eliminate some or all of our planned sales and marketing, and product development and commercialization activities, and therefore may be unable to implement our business and growth strategies.

We are highly leveraged and will need to generate positive cash flow and obtain additional funding to service and repay our current debt.

As of September 30, 2006, our total indebtedness outstanding was approximately $119.4 million, consisting of approximately $108.2 million under our two major credit facilities with Westernbank related to two acquisitions we made in 2005, and $11.2 million owed to UCB Pharma related to our acquisition of Ashton (f/k/a Celltech Manufacturing Services Limited). As of September 30, 2006, our annual debt service requirements are approximately $14.4 million (which includes approximately $4.9 million of interest). Such debt is collateralized by all the existing and future assets of the Company and its subsidiaries. All interest payments on these borrowings are due in cash. In the event we are unable to generate sufficient cash flow from our operations or use proceeds derived from our financing efforts, we will face difficulties in servicing and/or maintaining our existing debt.

Additionally, the Westernbank credit facilities, consisting of both short term and long term debt, were initially due through 2008 and were automatically renewable on maturity in March 2008, on a year-to-year basis, unless terminated by Westernbank or the Company. On November 21, 2006, the Company informed Westernbank that it intends to pay off the loan amounts owed to Westernbank by December 31, 2006. As a result, the Company has classified as current the amounts due under its credit facilities with the bank. As of November 21, 2006, the Company owed Westernbank approximately $120.0 million. On November 20, 2006, the Company reported that a group comprised of Inyx senior management, including Chairman and CEO, Dr. Jack Kachkar, and other strategic outside investors had approached the Company’s Board of Directors about taking the Company private in a transaction that the group said would be in “the best interests of all of the Company’s shareholders.” Dr. Jack Kachkar then informed the board that, before the group tries to finalize financing for any going-private offer, he will work to secure new debt financing to replace the Westernbank facilities by December 31, 2006. Dr. Kachkar and his spouse also have provided a personal guarantee to Westernbank for up to $10.0 million of the amount owed by the Company to the bank. Westernbank has requested that the Company provide a further personal guarantee from the Chairman and CEO and his spouse.

Until such time that the Company is refinanced, management of the Company intends to fund its operations through cash generated from its operations, its existing Westernbank credit facilities, and when necessary the use of shareholder loans and advances. The Company also continues to be in a position to issue new equity or debt securities to assist funding its operations and growth plans. There is currently no formal financing plan in place to repay the Westernbank debt or provide additional funding to the Company, and there can be no assurances that either senior management or the Company will be successful in achieving its financing plans or that additional financing will be obtained.

We may be unable to obtain financing for the acquisitions that are available to us.

The Company’s announced acquisition of Pharmapac is expected to be completed on January 4, 2007. The Company has agreed to pay £10.5 million sterling (approximately $20 million) to the shareholders of Pharmapac and is still in the process of finalizing the funding for this transaction.

We will attempt to obtain financing for acquisition opportunities such as the Pharmapac acquisition through a combination of loans and equity investments from commercial sources, seller debt financing, issuance of our equity securities as part of the purchase price, and other sources. Commercial sources will tend to come from banking institutions, investment funds, private equity funds, high net worth private individuals and other non-traditional sources, usually at a very high borrowing cost. Use of our equity securities could result in material dilution to our existing stockholders. Although we have been previously been able to fund the acquisition opportunities that have been available to us through the type of financing sources noted above, there can be no assurance that we will be able to continue to obtain adequate financing for further acquisitions or that, if available, such financing will be on favorable terms. Additionally, we have previously raised capital to fund our acquisitions through asset-based secured borrowings, which have significantly increase our debt-service obligations in advance of receiving steady revenues, and which has placed a further strain on our limited working capital.

If we fail to meet governmental regulations, we may not be able to sell our pharmaceutical products or services.

We must ensure that our products and services continuously comply with strict requirements designed to ensure the quality and integrity of pharmaceutical products. These requirements include the United States Federal Food, Drug and Cosmetic Act governed by the U.S. Food and Drug Administration (“FDA”) and FDA-administered cGMP (“current Good Manufacturing Practices”) regulations for pharmaceutical manufacturers. Our products and services must also continuously comply with the requirements of the regulatory agencies where we distribute our products or services. These regulations apply to all phases of our business, including drug testing and manufacturing; record keeping; personnel management; management and operations of facilities and equipment; control of materials, processes and laboratories; and packaging, labeling and distribution.

On June 9, 2006, the FDA issued the Company, a Form 483 notice of inspectional findings (“483 Notice”), related to a routine, unannounced inspection of our manufacturing facility in Manatí Puerto Rico where a number of our clients’ products are produced. A 483 Notice is used by an FDA field investigator to record observations of noncompliance with current good manufacturing practices. While companies are not required to respond to such a notice, it is considered commercially prudent to do so, giving an explanation and, where necessary, a description of the proposed resolution of the observations set forth in the notice. The 483 Notice cited issues relating to the testing methodologies of three products. We continue to work with our involved customers to resolve any outstanding issues from the inspection and in order to further assure that the testing methodologies we are utilizing at our Manati facility meet the required products’ approved testing requirements. The Company with assistance from its involved customers responded to the FDA, and subsequently met with the FDA to discuss its response to the 483 Notice. We are currently waiting for a determination from the FDA as to whether any further action by the Company is necessary. While we remain committed to regulatory compliance at all of our manufacturing facilities and we expect a positive response to the remedial actions we have taken as a result of the recent FDA inspections, the FDA may take further regulatory action that may include a further inspection, warning letter, withdrawal or seizure of the affected products from the market which may lead to significant delays in our ability to manufacture such products.

In addition to the above, the U.S. Congress, the FDA, and the pharmaceutical regulatory agency of any other country where we manufacture, market or distribute our products or services could impose stricter regulations in the future. Because we have a small staff with regulatory expertise, we may have difficulty in quickly changing our methods to comply with stricter regulations. If we fail to comply with any of the regulations governed by a particular pharmaceutical regulatory agency, the regulators can disqualify any data we collect in our product development process for that country or bar us from manufacturing pharmaceutical products or terminate our ongoing pharmaceutical product research for that country. If we violate regulations, we could face other forms of regulatory sanctions including fines and civil penalties, the recall of affected products, or restrictions on our operations. In severe cases, the authorities could close our facilities. If the authorities disqualified our data, barred our products or closed our facilities, even for a short period of time, our reputation could be severely damaged. This would make it difficult for us to obtain new purchase orders and contracts and could have a materially adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to the risks of doing business in developing countries.

We are marketing and selling our services and products to customers and government entities in developing countries including those in Eastern Europe, Latin America, the Middle East and North Africa and the Asian-Pacific market. In addition, we have made a commitment to make considerable investments in such territories. In some instances, we may be required to utilize intermediaries and other third-party consultants in order to establish and develop our operations, help manage our business and investments and to help facilitate any required relationships in such geographic markets and territories. Accordingly, we will be subject to all the risks of doing business with such customers and parties in such countries, including dealing with:

- trade protection measures and import or export licensing requirements;

- difficulties in protecting and enforcing agreements and contracts;

- difficulties in protecting intellectual property;

- unexpected changes in regulatory requirements;

- legal uncertainty regarding liability, tax, tariffs and other trade barriers;

- foreign exchange controls and other currency risks;

- inflation;

- challenges to credit, advance payments and collections;

- expropriation; and

- government instability, war, riots, insurrections and other political events.

Although we may seek to obtain political risk insurance covering some of the events listed above, insurance proceeds under such policies would likely not cover all losses, and such insurance may not be available on commercially reasonable terms, or at all to us.

Risks related to our Stock

On November 24, 2006, we announced that certain members of management had approached the Board of Directors regarding their intention to present a proposal to take the Company private. No such proposal has been made to date, and until a proposal is presented and a price agreed to be paid to minority stockholders is fixed, there may continue to be uncertainty and volatility in the price of our stock in the market. There can be no assurance that the price paid to purchase our stock in open market transactions will be less than the price paid in the going private transaction, or that the price received from the sale of our stock in the open market will be more or less than the price paid in the going private transaction.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on August 24, 2006. At the meeting, our stockholders voted on the following three proposals, all of which were approved. Our stockholders cast their votes as follows:

Proposal 1: To elect the following nominees as directors to hold office until the next annual meeting of stockholders or until his successor has been duly elected and qualified:

Nominee	Votes For	Votes Withheld
Jack Kachkar	35,832,383	2,889,766
Steve Handley	35,838,383	2,883,766
Colin Hunter	35,838,383	2,883,766
Douglas Brown	38,694,849	27,300
Joseph Rotmil	38,693,849	28,300
Roger G. Harrison	38,694,849	27,300
Peter Littmann	38,693,849	28,300

Proposal 2: To Approve the 2005 Equity Incentive Plan.

For	Against	Abstain
23,008,166	553,050	16,625

Proposal 3: To reincorporate the Company into the State of Delaware.

For	Against	Abstain
23,442,941	119,400	15,500

Item 6.  EXHIBITS

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

Date: November 30, 2006

INYX, INC.

	By:	/s/ David Zinn
David Zinn Vice President Finance and Principal Accounting Officer